Form 10-Q
period 1996-06-30
AMERICAN GENERAL HOSPITALITY CORP
filed 1996-09-09
CIK 1012967

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For the Quarter Ended June 30, 1996              Commission File Number 1-11903


                   AMERICAN GENERAL HOSPITALITY CORPORATION
            (Exact Name of Registrant as Specified in its Charter)


        Maryland                                           75-2648842
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


      3860 West Northwest Highway, Suite 300, Dallas, Texas       75220
         (Address of Registrant's Principal Executive Office)   (Zip Code)

                                (214) 904-2000
              (Registrant's Telephone Number Including Area Code)


     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days.

                    _______Yes               X     No
                                          ---------

     The registrant became subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 on July 25, 1996.

     The number of shares of Common Stock, $.01 par value, outstanding on September 3, 1996, was 8,262,008.

                                    1 of 26

                   AMERICAN GENERAL HOSPITALITY CORPORATION

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filing with the Securities and Exchange Commission during the past 12 months.

                                     INDEX

                                                                                                 PAGE
PART I.        Financial Information

       Item 1            Financial Statements

       AMERICAN GENERAL HOSPITALITY CORPORATION

                         Balance Sheet - June 30, 1996 (unaudited)                               3

                         Notes to Balance Sheet                                                  4

                         Pro forma Consolidated Balance Sheet
                         June 30, 1996 (unaudited)                                               6

                         Statements of Estimated Revenues Less Expenses for the
                         Six Months Ended June 30, 1996 and 1995 (unaudited)                     7

       AGH LEASING, L.P. (the "Lessee")

                         Balance Sheet - June 30, 1996 (unaudited)                               8

                         Notes to Balance Sheet                                                  9

                         Pro forma Balance Sheet - June 30, 1996                                 11

                         Pro forma Combined Statements of Operations
                         for the Six Months Ended June 30, 1996 (unaudited)                      12

                         Pro forma Combined Statements of Operations
                         for the Six Months Ended June 30, 1995 (unaudited)                      13

       AGH PREDECESSOR HOTELS

                         Combined Balance Sheets - June 30, 1996
                         (unaudited) and December 31, 1995                                       13

                         Combined Statements of Operations - for the Three
                         and Six Months Ended June 30, 1996 and 1995 (unaudited)                 14

                         Combined Statements of Cash Flows - For the Six
                         Months Ended June 30, 1996 and 1995 (unaudited)                         15

                         Notes to Combined Financial Statements                                  16

       AMERICAN GENERAL HOSPITALITY CORPORATION AND AGH LEASING, L.P.

       Item 2            Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                     19

PART II        Other Information                                                                 25

                   AMERICAN GENERAL HOSPITALITY CORPORATION

                                 BALANCE SHEET

                                 JUNE 30, 1996
                                  (UNAUDITED)

                                    ASSETS
Cash        .........................................................  $100
                                                                       ----

                                                                       $100
                                                                      =====

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Commitments and contingencies
Preferred stock, $.01 par value per share,
        20,000,000 shares authorized, no shares
        issued or outstanding
Common stock, $.01 par value per share,
        100,000,000 shares authorized, 100 shares
        issued and outstanding .....................................   $100
                                                                      =====

       The accompanying notes are an integral part of this balance sheet

                   AMERICAN GENERAL HOSPITALITY CORPORATION

                            NOTES TO BALANCE SHEET

     1.   ORGANIZATION AND INITIAL PUBLIC OFFERING

          Organization - American General Hospitality Corporation (the "Company") was formed on April 12, 1996, as a Maryland corporation which intends to qualify as a real estate investment trust ("REIT"). The Company has been formed to acquire equity interests in 13 hotels (the "Initial Hotels"). Four of the Initial Hotels (the "AGH Predecessor Hotels") were acquired primarily from limited partnerships controlled by the shareholders of American General Hospitality, Inc. (the "AGHI Affiliates"). The remaining nine Initial Hotels (the "AGH Acquisition Hotels") were acquired primarily from parties unaffiliated with the Company through contracts with the sellers acquired from an AGHI affiliate.

          Upon completion of the initial public offering described below, the Company, through wholly owned subsidiaries, acquired an approximate 81.3% equity interest in American General Hospitality Operating Partnership, L.P. (the "Operating Partnership"). A wholly owned subsidiary of the Company is the sole general partner of the Operating Partnership. The Operating Partnership and entities which it controls own the Initial Hotels and lease them to AGH Leasing, L.P. (the "Lessee"), which is owned, in part, by certain officers of the Company, under operating leases ("Participating Leases") which provide for rent based on the revenues of the Initial Hotels. The Lessee has entered into management agreements pursuant to which all of the Initial Hotels are managed by American General Hospitality, Inc. ("AGHI").

          Initial Public Offering - As of July 31, 1996, the Company completed an initial public offering of 7,500,000 shares of its common stock and an additional 575,000 shares of common stock were issued by the Company on August 28, 1996 upon exercise of the underwriters over-allotment option at a price per common share of $17.75 (the "Offering"). In addition, concurrently with the July 31, 1996 closing of the Offering, the Company acquired interests in five of the Initial Hotels from the AGHI Employee Retirement Savings Plan in exchange for 137,008 shares. Upon consummation of the Offering, the Company contributed all of the net proceeds of the Offering ($129.3 million after deducting Offering expenses), together with interests in five of the Initial Hotels acquired in connection with the consummation of the Offering, to AGH GP, Inc. ("General Partner") and AGH LP, Inc. ("Limited Partner"), which, in turn, contributed such proceeds and interests to the Operating Partnership in exchange for an approximate 81.3% equity interest in the Operating Partnership. The General Partner, a wholly owned subsidiary of the Company, owns a 1.0% interest in the Operating Partnership. The Limited Partner, also a wholly owned subsidiary of the Company, owns an approximate 80.3% limited partnership interest in the Operating Partnership.

          Also on July 31, 1996 the Operating Partnership acquired directly or indirectly the remaining interests in each of the Initial Hotels for an aggregate of 1,896,996 of units of limited partnership interest ("OP Units") (560,178 OP Units to the Primary Contributors, which consist of the principals of AGHI and the Lessee and certain of their respective affiliates and 1,336,818 OP Units to parties unaffiliated with the Primary Contributors); and approximately $91.0 million in cash to parties unaffiliated with the Primary Contributors, which was subject to approximately $52.9 million in mortgage indebtedness of which approximately $33.5 million was repaid from the net proceeds of the Offering and the initial draw from the outstanding balance of the Line of Credit. On August 28, 1996, the Line of Credit was repaid with proceeds of the underwriters over-allotment option. The Operating Partnership reimbursed AGHI for approximately $900,000 for direct out-of-pocket expenses incurred in connection with the acquisition of the Initial Hotels, including legal, environmental and engineering expenses. In addition, the Operating Partnership sold certain personal property relating to certain of the Initial Hotels to the Lessee in exchange for a series of three five-

                   AMERICAN GENERAL HOSPITALITY CORPORATION year recourse promissory notes in the aggregate principal amount of $315,000 that are collateralized by such personal property.

          Upon the closing of the Offering, the Company closed a $100 million line of credit with a consortium of banks led by Societe Generale, Southwest Agency and Bank One, Texas, N.A. The Line of Credit is secured by, among other things, first mortgage liens on all of the Initial Hotels, other than Holiday Inn Dallas DFW Airport South and Courtyard by Marriott-Meadowlands. The Line of Credit has an initial term of three years that is subject to extension under certain circumstances for an additional one-year term. Borrowings under the Line of Credit bear interest at 30-day, 60-day or 90-day LIBOR (the "London Interbank Offered Rate"), at the option of the Company, plus 1.85% per annum, payable monthly in arrears or one-half percent in excess of the prime rate.

          The Company's accompanying balance sheet as of June 30, 1996, presents the Company's financial position before the Offering and related transactions. Included in this Form 10-Q is financial information for the AGH Predecessor Hotels which is considered to be the predecessor to the Company.

          The unaudited balance sheet has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the financial statements and notes thereto of the Company, Lessee, and AGH Predecessor Hotels included in Amendment number five to the Company's Registration Statement on Form S-11 dated July 24, 1996 (the "Registration Statement"). The following notes to the balance sheet highlight significant changes to the notes included in the Registration Statement and presents interim disclosures required by the SEC. The accompanying balance sheet reflects, in the opinion of management, all adjustments necessary for a fair presentation of the interim balance sheet. All such adjustments are of a normal and recurring nature.


     2.   PRO FORMA AND ESTIMATED INFORMATION

          The following unaudited pro forma Balance Sheet and Statements of Estimated Revenues Less Expenses of the Company are presented as if the consummation of the Formation Transactions and the application of the net proceeds of the Offering had occurred on June 30, 1996, and January 1, 1995, respectively and all of the Initial Hotels had been leased pursuant to the Participating Leases. Such pro forma and estimated information is based in part upon the Combined Statements of Operations of the AGH Predecessor Hotels and the pro forma Combined Statements of Operations of the Initial Hotels and Lessee included elsewhere in this Form 10-Q. Such information should be read in conjunction with the Financial Statements listed in the Index on page 2 of this Form 10-Q and in Amendment number five to the Company's Registration Statement dated July 24, 1996. In management's opinion, all adjustments necessary to reflect the effects of the Formation Transactions and the Offering have been made. The pro forma and estimated information does not purport to present what the actual financial position or results of operations of the Company, or of the Initial Hotels and the Lessee, would have been if the previously mentioned transactions had occurred on such dates or to project the future financial position or results of operations of the Company, or of the Initial Hotels and the Lessee, for any future period.

     3.   SUBSEQUENT EVENT

          On July 26, 1996, the Company amended its charter to eliminate its authorized preferred stock.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

                      PROFORMA CONSOLIDATED BALANCE SHEET
                                 June 30, 1996
                                  (unaudited)

                                             AGH               AGH
                                         Predecessor        Acquisition       Pro Forma
                                           Hotels             Hotels          Adjustments      Pro Forma
                                        --------------     -------------     -------------   --------------

                                                    ASSETS
Investment in hotel properties, net        $22,811,252      $66,654,014       $86,705,934     $176,171,200
Cash and cash equivalents                    1,661,804        7,805,622        (8,418,258)       1,049,168
Accounts receivable, net                       497,378        2,856,684        (3,354,062)
Deferred expenses, net                         371,191          650,306         1,920,103        2,941,600
Other assets                                   348,497        1,164,441        (1,512,938)
Advances to Lessee                                                                315,000          315,000
                                        ---------------   --------------    --------------   --------------
  Total assets                             $25,690,122      $79,131,067       $75,655,779     $180,476,968
                                        ===============   ==============    ==============   ==============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Debt                                       $20,142,499      $51,374,169     ($52,099,941)      $19,416,727
Accounts payable, trade,
    accrued expenses and other
    liabilities                                982,074        8,990,602       (9,722,676)          250,000
Minority interest in Operating
    Partnership                                                               30,071,515        30,071,515
                                        ---------------   --------------    --------------   --------------
    Total liabilities                       21,124,573       60,364,771      (31,751,102)       49,738,242
                                        ---------------   --------------    --------------   --------------
Stockholders' equity
    Preferred stock
    Common stock                                                                   82,620           82,620
    Additional paid-in capital                                                131,543,606      131,543,606
    Unearned officers' compensation                                              (887,500)        (887,500)
    Retained earnings                        4,565,549       18,766,296       (23,331,845)
                                        ---------------   --------------    --------------   --------------
    Total stockholders' equity               4,565,549       18,766,296       107,406,881      130,738,726
                                        ---------------   --------------    --------------   --------------
    Total liabilities and stockholders'
        equity                             $25,690,122      $79,131,067       $75,655,779     $180,476,968
                                        ===============   ==============    ==============   ==============

                   AMERICAN GENERAL HOSPITALITY CORPORATION

                STATEMENTS OF ESTIMATED REVENUES LESS EXPENSES
                For the Six Months Ended June 30, 1996 and 1995
                                  (unaudited)


                                                                Six Months Ended
                                                                    June 30,
                                                            1996                1995
Estimated Revenues Less Expenses Data:

   Participating Lease revenue                            $13,792,741         $11,936,259
   Interest income                                             15,750              15,750
                                                      ---------------     ---------------

       Total revenue                                       13,808,491          11,952,009
                                                      ---------------     ---------------

   Depreciation                                             2,913,699           4,249,209
   Amortization                                               323,330             323,330
   Real estate and personal property taxes and
       property insurance                                   1,082,537           1,082,537
   General and administrative                                 565,000             565,000
   Ground lease expense                                       432,210             394,431
   Amortization of unearned officers'
       compensation                                            44,375              44,375
   Interest expense                                           758,736             758,736
                                                      ---------------     ---------------

       Total expenses                                       6,119,887           7,417,618
                                                      ---------------     ---------------

Estimated revenues less expenses before minority
    interest                                                7,688,604           4,534,391
Minority interest                                           1,437,769             847,931
                                                      ---------------     ---------------
Estimated revenues less expenses applicable to
    common shareholders                                    $6,250,835          $3,686,460
                                                      ===============     ===============
Estimated revenues less expenses per common
    share                                                       $0.76               $0.45
                                                      ===============     ===============
Weighted average number of shares of Common
    Stock outstanding                                       8,262,008           8,262,008
                                                      ===============     ===============

                               AGH LEASING, L.P.

                                 BALANCE SHEET
                                 JUNE 30, 1996
                                  (UNAUDITED)

                                    ASSETS
Cash .................................................................  $100
                                                                        ----
                                                                        $100
                                                                        ====



                            LIABILITIES AND EQUITY

Commitments and contingencies
Equity ..............................................................   $100
                                                                        ====

       The accompanying notes are an integral part of this balance sheet

                               AGH LEASING, L.P.

                            NOTES TO BALANCE SHEET


1.   ORGANIZATION AND INITIAL PUBLIC OFFERING

     Organization - AGH Leasing, L.P. (the "Lessee"), was formed on May 29, 1996, as a Delaware limited partnership. Upon completion of the initial public offering described below, American General Hospitality Corporation (the "Company") acquired an approximate 81.3% interest in American General Hospitality Operating Partnership, L.P. (the "Operating Partnership"). In order for the Company to qualify as a real estate investment trust ("REIT"), neither the Company nor the Operating Partnership can operate hotels; therefore, the Operating Partnership, which owns 13 hotels (the "Initial Hotels"), leases the Initial Hotels to the Lessee under operating leases ("Participating Leases") which provide for rent based on the revenues of the Initial Hotels.

     Upon completion of the initial public offering of the Company and the commencement of the Participating Leases, the financial statements of the Lessee will include the results of operations of the hotels leased from the Operating Partnership due to the Lessee's control over the operations of the hotels during the 12 year term of the Participating Leases. The Lessee has complete discretion in establishing room rates and all rates for hotel goods and services. Likewise, all operating expenses of the hotels are under the control of the Lessee. The Lessee has the right to manage or to enter into management contracts with other parties to manage the hotels. If the Lessee elects to enter into management contracts with parties other than American General Hospitality, Inc. ("AGHI"), the Lessee must obtain the prior written consent of the Operating Partnership, which consent may not be unreasonably withheld. The Lessee, with the written consent of the Operating Partnership, has entered into management agreements pursuant to which all of the Initial Hotels are managed by AGHI. The Lessee is owned in part by certain executive officers of the Company and AGHI.

     Initial Public Offering - As of July 31, 1996, the Company completed an initial public offering of 7,500,000 shares of its common stock and an additional 575,000 shares of common stock were issued by the Company on August 28, 1996 upon exercise of the underwriters' over-allotment option at a price per common share of $17.75 (the "Offering"). Upon consummation of the Offering, the Company contributed all of the net proceeds of the Offering to the Operating Partnership in exchange for an approximate 81.3% equity interest in the Operating Partnership. The Operating Partnership used such funds to purchase certain of the Initial Hotels, repay debt and other obligations of the Initial Hotels, and for working capital.

     Upon consummation of the Offering, the partners of the Lessee capitalized the Lessee with $500,000 cash and pledged 275,000 OP Units to the Company to secure the Lessee's obligations under the Participating Leases.

     2.   PRO FORMA AND ESTIMATED INFORMATION

     The following unaudited pro forma Balance Sheet and Statements of Operations of AGH Leasing, L.P. are presented as if the consummation of the Formation Transactions and the application of the net proceeds of the Offering had occurred on June 30, 1996 and January 1, 1995, respectively and all of the Initial Hotels had been leased pursuant to the Participating Leases. Such pro forma information is based in part upon the Statements of Estimated Revenues Less Expenses of the Company and the Combined Statements of Operations of the AGH Predecessor Hotels included elsewhere in this Form 10-Q. Such information should be read in conjunction with the Financial Statements listed in the Index on page 2 of this Form 10-Q and in Amendment number five of the Company's Registration Statement dated July 24, 1996.

                               AGH LEASING, L.P.

In management's opinion, all adjustments necessary to reflect the effects of the Formation Transactions and the Offering have been made. The pro forma information does not purport to present what the actual financial position of or the results of operation of the Initial Hotels and the Lessee would have been if the previously mentioned transactions had occurred on such dates or to project the future financial position or results of operations of the Initial Hotels and the Lessee for any future period.

                               AGH LEASING, L.P.

                            PROFORMA BALANCE SHEET
                                 June 30, 1996
                                  (unaudited)

                                    ASSETS
Furniture, fixtures and equipment                       $315,000
Cash and cash equivalents                                500,000
                                                       ---------

      Total assets                                      $815,000
                                                       =========


                            LIABILITIES AND EQUITY

Notes Payable to Operating Partnership                  $315,000
Equity                                                   500,000
                                                       ---------

      Total liabilities and equity                      $815,000
                                                       =========

                           INITIAL HOTELS AND LESSEE
                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                    For the Six Months Ended June 30, 1996
                                  (Unaudited)

                                           AGH Predecessor Hotels                      AGH Acquisition Hotels
                                   ----------------------------------------    ----------------------------------------
                                                 Pro Forma                                     Pro Forma                Pro Forma
                                     Historical Adjustments  Pro Forma            Historical  Adjustments  Pro Forma    Combined
                                     ---------- -----------  ---------           -----------  -----------  ---------    ----------
Revenues:
  Room revenue                       $5,770,451      $8,287  $5,778,738          $23,779,491       $7,204  $23,786,695   $29,565,433
  Food and beverage revenue           1,038,976               1,038,976            8,260,931       49,185    8,310,116     9,349,092
  Other revenue                         368,324                 368,324            1,827,603                 1,827,603     2,195,927

                                  ----------------------------------------    ------------------------------------------------------

      Total revenue                   7,177,751      8,287    7,186,038           33,868,025       56,389   33,924,414    41,110,452
                                  ----------------------------------------    ------------------------------------------------------

Expenses:
  Property operating costs and
    expenses                          2,538,523     (7,313)   2,531,210           12,831,434      (90,513)  12,740,921    15,272,131
  General and administrative            813,889     (2,495)     811,394            2,904,924      (45,252)   2,859,672     3,671,066
  Advertising and promotion             392,016                 392,016            2,237,109       (2,396)   2,234,713     2,626,729
  Repairs and maintenance               288,530                 288,530            1,437,289       (1,795)   1,435,494     1,724,024
  Utilities                             306,802                 306,802            1,326,429                 1,326,429     1,633,231
  Management fees                       252,740    (32,182)     220,558              723,653      199,094      922,747     1,143,305
  Franchise costs                       225,366                 225,366              714,856                   714,856       940,222
  Depreciation                          520,609   (520,609)                        2,110,088   (2,078,588)      31,500        31,500
  Amortization                           32,308    (32,308)                          192,777     (192,777)
  Real estate and personal
    property taxes, and property
    insurance                           231,684   (231,684)                          722,903     (722,903)
  Interest expense                      943,540   (943,540)                        2,161,521   (2,145,771)      15,750        15,750
  Other expense                         135,902   (129,748)       6,154              869,511     (745,503)     124,008       130,162
  Participating Lease expenses                   2,461,054    2,461,054                        11,331,687   11,331,687    13,792,741
                                  ----------------------------------------    ------------------------------------------------------

      Total expenses                  6,681,909    561,175    7,243,084           28,232,494    5,505,283   33,737,777    40,980,861
                                  ----------------------------------------    ------------------------------------------------------

      Revenues over (under) expenses   $495,842  ($552,888)    ($57,046)          $5,635,531   $5,448,894     $186,637      $129,591
                                  ========================================    ======================================================

                           INITIAL HOTELS AND LESSEE
                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                     For the Six Months Ended June 30,1995
                                  (Unaudited)

                                                  AGH Predecessor Hotels                   AGH Acquisition Hotels
                                --------------------------------------------------  ---------------------------------
                                                 Prior to    Pro Forma                           Pro Forma               Pro Forma
                                 Historical    Acquisition  Adjustments  Pro Forma  Historical  Adjustments Pro Forma     Combined
                                -----------    -----------  -----------  ---------  ----------  ----------- ---------     --------
Revenues:
  Room revenue                   $3,713,543   $1,532,369                 $5,245,912  $21,857,528      $8,545 $21,866,073 $27,111,985
  Food and beverage revenue         495,483      420,569                    916,052    8,161,445      44,980   8,206,425   9,122,477
  Other revenue                     223,624       92,884      40,695        357,203    1,736,019      20,689   1,756,708   2,113,911
                                ---------------------------------------------------  -----------------------------------------------

    Total revenue                 4,432,650    2,045,822      40,695      6,519,167   31,754,992      74,214  31,829,206  38,348,373
                                ---------------------------------------------------  -----------------------------------------------

Expenses:
  Property operating costs
    and expenses                  1,474,314      743,827     (37,059)     2,181,082   12,375,874    (176,707) 12,199,167  14,380,249
  General and administrative        516,970      157,452      (7,005)       667,417    2,611,486     (90,974)  2,520,512   3,187,929
  Advertising and promotion         238,743       97,924                    336,667    1,950,814      (4,792)  1,946,022   2,282,689
  Repairs and maintenance           196,382      104,843                    301,225    1,266,359      (3,590)  1,262,769   1,563,994
  Utilities                         170,575       91,129                    261,704    1,370,331               1,370,331   1,632,035
  Management fees                   155,459       61,199       3,855        220,513      639,302     307,509     946,811   1,167,324
  Franchise costs                   121,114       83,718                    204,832      712,753                 712,753     917,585
  Depreciation                    1,647,275      126,676  (1,773,951)                  2,848,285  (2,816,785)     31,500      31,500
  Amortization                       51,522                 ( 51,522)                    256,749    (256,749)
  Real estate and personal
    property taxes,
    and property insurance          151,140       37,406    (188,546)                    824,905    (824,905)
  Interest expense                  619,129                 (619,129)                  2,931,667  (2,915,917)     15,750      15,750
  Other expenses                    151,553                 (146,339)         5,214      549,461    (438,849)    110,612     115,826
  Participating Lease expenses                             2,058,678      2,058,678                9,877,581   9,877,581  11,936,259
                                ---------------------------------------------------  -----------------------------------------------

    Total expenses                5,494,176    1,504,174    (761,019)     6,237,332   28,337,986   2,655,822  30,993,808  37,231,140
                                ---------------------------------------------------  -----------------------------------------------

    Revenues over (under)
       expenses                 ($1,061,526)   $ 541,648    $801,714       $281,836   $3,417,006 ($2,581,608)   $835,398  $1,117,234
                                ===================================================  ===============================================

                            AGH PREDECESSOR HOTELS

                            COMBINED BALANCE SHEETS


                                                          June 30, 1996    December 31, 1995
                                                           (Unaudited)
                     ASSETS
Investments in hotel properties, at cost:
  Land ..............................................        $1,496,515        $1,496,515
  Buildings and improvements.........................        19,105,039        18,427,855
  Furniture, fixtures and equipment..................         3,675,809         3,439,484
                                                          -------------     -------------
                                                             24,277,363        23,363,854
Less accumulated depreciation........................        (1,466,111)         (945,502)
                                                          -------------     -------------
Net investment in hotel properties...................        22,811,252        22,418,352



Cash and cash equivalents............................         1,222,879           857,608
Restricted cash......................................           438,925           441,445
Accounts receivable, net ............................           497,378           281,169
Inventories..........................................            59,923            55,611
Prepaid expenses.....................................           198,642           166,463
Deferred expenses....................................           371,191           370,046
Other assets.........................................            89,932            85,410
                                                          -------------     -------------
  Total assets.......................................       $25,690,122       $24,676,104
                                                          =============     =============

            LIABILITIES AND EQUITY

Debt.................................................       $20,142,499       $19,277,646
Accounts payable, trade..............................           235,213           560,862
Accrued expenses and other liabilities ..............           746,861           832,889
                                                          -------------     -------------
  Total liabilities..................................        21,124,573        20,671,397
                                                          -------------     -------------

Commitments and contingencies  (Notes 1 and 2)

Capital..............................................         5,877,391         5,812,391
Retained earnings....................................        (1,311,842)       (1,807,684)
                                                          -------------     -------------
  Total equity.......................................         4,565,549         4,004,707
                                                          -------------     -------------
  Total liabilities and equity.......................       $25,690,122       $24,676,104
                                                          =============     =============

    The accompanying notes are an integral part of these combined financial statements.

                            AGH PREDECESSOR HOTELS

                       COMBINED STATEMENTS OF OPERATIONS
           For the Three and Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                                      Three Months Ended                  Six Months Ended
                                                                            June 30,                          June 30,
                                                                   1996             1995                1996           1995
                                                                  ------           ------              ------         ------
Revenues:
  Room revenue........................................          $3,145,837       $2,088,183          $5,770,451      $3,713,543
  Food and beverage revenue...........................             529,645          280,150           1,038,976         495,483
  Other revenue.......................................             194,874          121,257             368,324         223,624
                                                                ----------       ----------          ----------      ----------
         Total revenue                                           3,870,356        2,489,590           7,177,751       4,432,650
                                                                ----------       ----------          ----------      ----------

Expenses:
  Property operating costs and
    expenses..........................................             868,632          547,197           1,618,894       1,004,187
  Food and beverage costs and
    expenses..........................................             468,320          251,621             919,629         470,127
  General and administrative..........................             441,912          284,328             813,889         516,970
  Advertising and promotion...........................             213,809          117,193             392,016         238,743
  Repairs and maintenance.............................             158,283          105,898             288,530         196,382
  Utilities...........................................             150,958           94,478             306,802         170,575
  Management fees.....................................             137,625           87,676             252,740         155,459
  Franchise costs.....................................             124,671           70,972             225,366         121,114
  Depreciation........................................             231,924          610,710             520,609       1,647,275
  Amortization........................................              16,060           46,669              32,308          51,522
  Real estate and personal property taxes,
    and property insurance............................             117,546           85,947             231,684         151,140
  Interest expense....................................             486,394          363,577             943,540         619,129
  Other expenses......................................              86,986           92,919             135,902         151,553
                                                                 ---------       ----------           ---------    ------------
        Total expenses................................           3,503,120        2,759,185           6,681,909       5,494,176
                                                                 ---------       ----------           ---------    ------------
        Net income (loss).............................            $367,236       ($269,595)            $495,842    ($1,061,526)
                                                                 =========       ==========           =========    ============

                            AGH PREDECESSOR HOTELS

                       COMBINED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1996 and 1995

                                                                       Six Months Ended
                                                                            June 30,
                                                                 -----------------------------
                                                                      1996            1995
                                                                 -------------    ------------
Cash flow from operating activities:
 Net income (loss)                                                  $495,842         ($1,061,526)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                      520,609           1,647,275
   Amortization                                                       32,308              51,522
     Changes in assets and liabilities:
       Accounts receivable                                          (216,209)           (189,672)
       Inventories                                                    (4,312)             (2,913)
       Prepaid expenses                                              (32,179)           (159,003)
       Other assets                                                   (4,522)           (114,767)
       Franchise agreements                                                             (120,500)
       Organization costs                                            (13,679)            (66,204)
       Accounts payable, trade                                      (325,649)            609,048
       Accrued expenses and other liablilities                       (86,028)            210,859
       Restricted cash                                                 2,520            (286,142)
                                                                 ------------     ---------------
       Net cash  provided by operating activities                    368,701             517,977
                                                                 ------------     ---------------

Cash flows from investing activities:
  Improvements and additions to hotel properties                    (913,509)           (659,447)
  Acquisition of hotel properties, net of cash acquired                               (8,171,424)
                                                                 ------------     ---------------
          Net cash used in investing activities                     (913,509)         (8,830,871)
                                                                 ------------     ---------------
Cash flows from financing activities:
  Proceeds from borrowings                                         1,085,737           7,468,883
  Principal payments on borrowings                                  (220,884)           (274,714)
  Payment of deferred loan costs                                     (19,774)           (111,500)
  Capital contributions                                               65,000           1,868,118
  Distributions paid                                                                    (155,727)
                                                                 ------------     ---------------
          Net cash provided by financing activities                  910,079           8,795,060
                                                                 ------------     ---------------

Net change in cash and cash equivalents                              365,271             482,166
Cash and cash equivalents at beginning of periods                    857,608             615,067
                                                                 ------------     ---------------
Cash and cash equivalents at end of periods                        1,222,879           1,097,233
                                                                 ============     ===============

Supplemental disclosures of cash flow information:

  Cash paid during the year for interest                            $943,540           $619,129
                                                                 ============     ===============

         The accompanying notes are an integral part of these combined financial statements.

                            AGH PREDECESSOR HOTELS

                    NOTES TO COMBINED FINANCIAL STATEMENTS


1.   ORGANIZATION, BASIS OF PRESENTATION AND INITIAL PUBLIC OFFERING

     Organization - American General Hospitality Corporation (the "Company"), a newly organized Maryland corporation which intends to qualify as a real estate investment trust ("REIT"), has been formed to acquire equity interests in 13 hotels (the "Initial Hotels"). Four of the Initial Hotels (the "AGH Predecessor Hotels") were acquired primarily from limited partnerships controlled by the shareholders of American General Hospitality, Inc. (the "AGHI Affiliates"). The remaining nine Initial Hotels (the "AGH Acquisition Hotels") were acquired primarily from parties controlled by persons unaffiliated with AGHI.

     Upon completion of the initial public offering described below, the Company acquired a 81.3% equity interest in American General Hospitality Operating Partnership, L.P. (the "Operating Partnership"). A wholly owned subsidiary of the Company is the sole general partner of the Operating Partnership. The Operating Partnership and entities which it controls own the Initial Hotels and lease them to AGH Leasing, L.P. (the "Lessee") under operating leases ("Participating Leases") which provide for rent based on the revenues of the Initial Hotels. The Lessee has entered into management agreements pursuant to which all of the Initial Hotels will be managed by American General Hospitality, Inc. ("AGHI").

     Basis of Presentation - The accompanying combined financial statements of the AGH Predecessor Hotels have been presented on a combined basis due to common ownership and management and because the entities were the subject of a business combination with the Company upon consummation of the initial public offering.

     The AGH Predecessor Hotels consist of the 165 room Courtyard by Marriott Meadowlands located in Secaucus, New Jersey (purchased buildings and improvements, and furniture, fixtures and equipment for cash in December 1993 for approximately $5.9 million), the 23 room Hotel Maison de Ville located in New Orleans, Louisiana (purchased land, buildings and improvements, and furniture, fixtures and equipment for cash in August 1994 for approximately $2.5 million), the 124 room Hampton Inn Richmond airport located in Richmond, Virginia (purchased land, buildings and improvements, and furniture, fixtures and equipment for cash in December 1994 for approximately $5.1 million) and the 243 room Holiday Inn Dallas DFW Airport West located in Bedford, Texas (purchased land, buildings and improvements, and furniture, fixtures and equipment for cash in June 1995 for approximately $8.0 million).

     The acquisition of each AGH Predecessor Hotel has been accounted for as a purchase and accordingly, the results of operations for each AGH Predecessor Hotel has been included in the combined statements of operations since the respective dates of acquisition.

     Initial Public Offering - As of July 31, 1996, the Company completed an initial public offering of 7,500,000 shares of its common stock and an additional 575,000 shares of common stock were issued by the Company on August 28, 1996 upon exercise of the underwriters' over-allotment option at a price per common share of $17.75 (the "Offering"). Upon consummation of the Offering, the Company contributed all of the net proceeds of the Offering to the Operating Partnership in exchange for an approximate 81.3% equity interest in the Operating Partnership. The Operating Partnership used such funds to purchase certain of the Initial Hotels, repay debt and other obligations of the Initial Hotels, and for working capital.

                            AGH PREDECESSOR HOTELS

     Interim Financial Information - The unaudited interim financial statements as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The notes to the interim financial statements included herein are intended to highlight significant changes to the notes to the December 29, 1995 financial statements and present interim disclosures required by the SEC. Such information should be read in conjunction with the Financial Statements listed in the Index on page 2 of this Form 10-Q and in Amendment number five in the Company's Registration Statement dated July 24, 1996. The accompanying interim financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

                                   ITEM II.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

     Upon consummation of the Offering and related transactions, the Company owns an approximate 81.3% interest in the Initial Hotels through its interest in the Operating Partnership. In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership can operate hotels; therefore, the Operating Partnership leases the Initial Hotels to the Lessee. The principal source of revenue for the Operating Partnership and the Company is lease payments paid by the Lessee under the Participating Leases. Participating Rent is based upon the Initial Hotels' gross revenues. The Lessee's ability to make payments to the Company under the Participating Leases is dependent on the Lessee's and AGHI's ability to generate cash flow from the operations of the Initial Hotels.

     The accompanying discussion and analysis of financial condition and results of operations is based on the combined historical financial statements of the AGH Predecessor Hotels that are included elsewhere in this Form 10-Q. The AGH Predecessor Hotels' financial statements include the results of operations of the following hotels since their dates of acquisition by affiliates of AGHI:
Courtyard by Marriott Meadowlands (December 1993), Hotel Maison de Ville (August
1994), Hampton Inn Richmond Airport (December 1994) and Holiday Inn Dallas DFW Airport West (June 1995). The four AGH Predecessor Hotels were combined into one set of financial statements since they were acquired by the Company from a group of Limited Partnerships controlled by shareholders of AGHI.


RESULTS OF OPERATIONS

     Estimated Revenues Less Expenses of the Company - On an estimated basis for the six months ended June 30, 1996, the Company would have had $13,792,741 in revenue from the Participating Leases, calculated by applying the rent provisions of the Participating Leases to the estimated revenues of the Initial Hotels, and $15,750 in interest income from the FF&E Note issued by the Lessee. Pro forma expenses would have been $6,119,887. Depreciation expense would have been $2,913,699, which represents depreciation of the AGH Predecessor Hotels' historical carryover cost basis plus depreciation of the AGH Acquisition Hotels' new cost basis. This is a $1,335,510 decrease from 1995 due to the accelerated depreciation recorded in 1995 on FF&E that was replaced in connection with renovations at the AGH Predecessor Hotels. General and administrative expenses would have been $565,000 representing salaries and wages of $280,440, professional fees of $62,500, directors' and officers' insurance expense of $45,000 and other expenses of $177,060. Interest expense would have been $758,736 on the indebtedness totaling approximately $19.4 million related to the Holiday Inn Dallas DFW Airport South and the Courtyard by Marriott Meadowlands. The DFW South Loan and the Secaucus Loans mature between December 2000 and February 2001 and bear interest at fixed rates ranging from 7.50% to 8.75% .

     Funds From Operations - The Company considers Funds From Operations to be an appropriate measure of the performance of an equity REIT. Funds From Operations should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.

     The following is a reconciliation of Estimated Revenues Less Expenses to Funds From Operations and illustrates the difference in the two measures of operating performance:

                                                         Six Months Ended
                                                            June 30,
                                               ------------------------------------
                                                     1996               1995
                                                     ----               ----
     Estimated Revenues Less Expenses before
     Minority Interest                               $ 7,688,604        $ 4,534,391

     Depreciation                                      2,913,699          4,249,209
                                                     -----------        -----------

     Funds From Operations                           $10,602,303        $ 8,783,600
                                                   -------------        -----------
     Weighted Average Number of shares of
      Common Stock and OP Units Outstanding           10,159,004         10,159,004
                                                   =============        ===========

AGH PREDECESSOR HOTELS

     The following table sets forth certain combined historical financial information for the AGH Predecessor Hotels as a percentage of combined AGH Predecessor Hotels' revenue for the periods indicated:

                                                          Three Months Ended                     Six Months Ended
                                                                June 30,                             June 30,
                                                    -------------------------------       -------------------------------
                                                           1996         1995                      1996         1995
                                                           ----         ----                      ----         ----
STATEMENTS OF OPERATIONS DATA:
 Room revenue..............................                 81.3%        83.9%                     80.4%        83.8%
 Food and beverage revenue.................                 13.7%        11.3%                     14.5%        11.2%
 Other revenue.............................                  5.0%         4.9%                      5.1%         5.0%
                                                             ----         ----                      ----         ----
    Total revenue..........................                100.0%       100.0%                    100.0%       100.0%
 Hotel operating expenses..................                 66.3%        62.6%                     67.1%        64.8%

 Depreciation and amortization.............                  6.4%        26.4%                      7.7%        38.3%
 Interest expense..........................                 12.6%        14.6%                     13.1%        14.0%
 Other corporate expenses..................                  5.3%         7.2%                      5.2%         6.8%
                                                             ----         ----                      ----         ----
    Net income (loss)                                        9.5%      (10.8)%                      6.9%      (23.9)%
                                                             ====      =======                      ====      =======

                                                          Three Months Ended                     Six Months Ended
                                                                June 30,                             June 30,
                                                    -------------------------------       -------------------------------
                                                           1996         1995*                     1996         1995*
                                                           ----         ----                      ----         ----
KEY FACTORS:
 Occupancy.................................                 80.1%        77.8%                     72.2%        75.5%
 ADR.......................................                $77.75       $73.15                    $79.24       $70.13
 REVPAR....................................                $62.29       $56.91                     57.20       $52.95

* 1995 operating statistics includes information for Holiday Inn Dallas DFW West for periods in which AGH did not own the property.

     As previously described, the year-to-year comparisons of the results of operations of the AGH Predecessor Hotels are significantly impacted by the acquisition in June of 1995 of Dallas DFW Airport West.

Comparison of the six months ended June 30, 1996 to the six months ended June 30, 1995

     Room revenue increased to $5,770,451 from $3,713,543, an increase of $2,056,908 or 55.4%, principally resulting from: (i) an increase of $1,740,664 in room revenue due to the acquisition of the Holiday Inn Dallas DFW Airport West in June 1995, (ii) an increase in the Courtyard by Marriott Meadowlands' room revenues of $256,877 due to an increase in ADR to $90.19 from $81.29.

     Food and beverage revenue increased to $1,038,976 from $495,483, an increase of $543,493 or 109.7%. The increase is due primarily to the acquisition of the Holiday Inn Dallas DFW Airport West, which produced additional food and beverage revenues in the first two quarters of 1996 of $539,804.

     Other revenue, which includes telephone revenues, interest income and miscellaneous income, increased to $368,324 from $223,624, an increase of $144,700 or 64.7%. Of the increase, $123,743 was due to the acquisition of the Holiday Inn Dallas DFW Airport West discussed above.

     Hotel operating expenses increased to $4,817,866 from $2,873,557, an increase of $1,944,309 or 67.7%. The increase was due, in part, to the acquisition of the Holiday Inn Dallas DFW Airport West, which had additional operating expenses of $1,811,911 in 1996. Hotel operating expenses as a percentage of total revenue increased from 64.8% in 1995 to 67.1% in 1996. The increase is primarily attributable to the acquisition of the Holiday Inn Dallas DFW Airport West, which incurred operating expenses as a percentage of total revenue for 1996 of 72.9%. This percentage is higher than the other hotels due to certain transitional expenses incurred by the hotel.

     Depreciation and amortization decreased to $552,917 from $1,698,797, a decrease of $1,145,880 or 67.5%. The decrease is related to the accelerated depreciation recorded in 1995 on FF&E that was replaced in connection with renovations at the AGH Predecessor Hotels.

     Interest and other expenses increased to $1,079,442 from $770,682, an increase of $308,760 or 40.1%. The acquisition of the Holiday Inn Dallas DFW Airport West in June 1995 and the interest expense related to the mortgage indebtedness incurred in connection with the acquisition accounted for nearly all of the increase.

Comparison of three months ended June 30, 1996 to the three months ended June 30, 1995

     Room revenue increased to $3,145,837 from $2,088,183, an increase of $1,057,654 or 50.7%, principally resulting from (i) an increase $789,976 in revenue due to the acquisition of the Holiday Inn of Dallas DFW West in June 1995 and (ii) an increase in the Courtyard by Marriott Meadowlands' room revenues of $182,486 due to an increase in ADR to $91.73 from $81.73 as a result of a renovation project in early 1996.

     Food and beverage revenue increased to $529,645 from $280,150, an increase of $249,495, or 89.1% due primarily to the acquisition of the Holiday Inn Dallas DFW West which produced additional food and beverage revenues in the second quarter of 1996 of $238,107. Other revenue increased to $194,874 from $121,257, or 60.7%, due to the activity of the acquisition described above.

     Hotel operating expenses increased to $2,564,210 from $1,559,363, an increase of $1,004,847 or 64.4%. The increase was due in part to the acquisition of the Holiday Inn Dallas DFW West hotel which had additional operating expenses of $856,729 in the second quarter of 1996. Additionally, the rooms department operating expenses in the Courtyard by Marriott Meadowlands were higher commensurate with higher occupancy and room rates.

     Depreciation and amortization decreased to $247,984 from $657,379, a decrease of $409,395 or 62.3%. The decrease is primarily due to the accelerated depreciation recorded in 1995 on FF&E that was replaced in connection with the recent renovations at the AGH Predecessor hotels.

     Interest and other expenses increased to $690,926 from $542,443, an increase of $148,483. The increase was due to the increase in interest expense related to the mortgage indebtedness incurred in connection with the acquisition of the Holiday Inn Dallas DFW West hotel, as well as additional taxes and other costs incurred with respect to the property.

Liquidity and Capital Resources

     The Company's principal source of cash to meet its cash requirements, including distributions to stockholders, will be its share of Operating Partnership's cash flow from the Participating Leases. The Lessee's obligations under the Participating Leases are secured by the pledge of 275,000 OP Units. The Lessee's ability to make rent payments under the Participating Leases and the Company's liquidity, including its ability to make distributions to stockholders, will be dependent on the ability of the Lessee and AGHI to generate sufficient cash flow from the Initial Hotels.

     Upon consummation of the Offering, the Company had approximately $29.4 million of outstanding indebtedness, including approximately $19.4 million encumbering two of the Initial Hotels and $10 million borrowed under the Line of Credit in connection with the closing and for working capital. On August 28, 1996, all amounts borrowed under the Line of Credit were repaid with the proceeds of the underwriters' over-allotment option. The Company intends to acquire additional hotels and may incur additional indebtedness to make such acquisitions or to meet distribution requirements imposed on it under the Code to the extent that working capital and cash flow from the Company's investment are insufficient to make such distributions. The Company intends to limit consolidated indebtedness (measured at the time the debt is incurred) to no more than 45.0% of the Company's investment in hotels.

     The Company has closed a $100 million Line of Credit, which the Company will use to fund acquisitions of additional hotels, make renovations and capital improvements to hotels and for working capital requirements. The Company currently has approximately $60.0 million available for borrowing under the Line of Credit. The Company expects that its borrowing capacity under the Line of Credit will increase to approximately $100 million, assuming all additional borrowings are used to fund capital improvements to the Initial Hotels or the acquisition of additional hotels. Borrowings under the Line of Credit bear interest at 30-day, 60-day or 90-day LIBOR, at the option of the Company, plus 1.85% per annum, payable monthly in arrears or one-half percent in excess of the prime rate.

     The Company will invest in additional hotel properties only as suitable opportunities arise, and the Company will not undertake investment unless adequate sources of financing are available. Future investments in hotel properties will be financed, in whole or part, from proceeds from additional issuances of Common Stock, borrowings under the line of Credit or from the issuance of other debt or equity securities.

     The Participating Leases require the Company to establish annual minimum reserves equal to 4.0% of total revenue for each of the Initial Hotels which will be utilized by the Lessee for the replacement and refurbishment of FF&E and other capital expenditures to enhance the competitive position of the Initial Hotels. The Company and the Lessee will agree on the use of funds in this reserve and the Company will have the right to approve the Lessee's long-term expenditure budgets. While the Company expects its reserve to be adequate to fund recurring capital needs, including periodic renovations, the Company may use Cash Available for Distribution, as defined below, in excess of distributions paid or funds drawn under the Line of Credit or other borrowings to fund additional capital improvements, as necessary, including major renovations at the Company's hotels.

     Cash Available for Distribution represents Funds From Operations plus the sum of amortization of deferred financing costs, franchise transfer costs and unearned officers' compensation. This amount is then reduced by the sum of 4.0% of total revenue for each of the Initial Hotels that is required to be set aside by the Operating Partnership for refurbishment and replacement of FF&E, capital expenditures, and other non-routine items as required by the Participating Leases and the estimated cash used to pay interest expenses related to the (i) $24.6 million costs of planned renovations and refurbishment at the seven Initial Hotels the Company plans to covert to leading franchise brands in order to reposition such hotels for future growth and (ii) the $2.6 million of planned improvements that the Company expects to make at five other Initial Hotels. Estimated Cash Available for Distribution does not include the effects of any revenue increases expected to result from capital expenditures at the Initial Hotels.

Franchise Conversions and Other Capital Improvements

     The Company has plans to spend approximately $24.6 million on capital improvements for renovations and franchise brand conversion during the twelve months following the Offering. The hotel properties and amounts are as follows:

               Hotel                               Anticipated Cost
               -----                               ----------------
          Holiday Inn Select -  Madison                 $ 1,714,000

          Holiday Inn Park Center Plaza                   4,667,000

          Fred Harvey Albuquerque Airport Hotel           5,017,000

          Le Baron Airport Hotel                          6,500,000

          Days Inn Ocean City                             1,905,000

          Holiday Inn Mission Valley                      2,505,000

          Holiday Inn New Orleans International
          Airport                                         2,295,000

     In addition, the Company expects to spend up to $2.6 million on additional capital improvements during the twelve months following the Offering in connection with certain renovations and improvements that will not undergo a conversion of franchise brands.

     There can be no assurance that the Company will be able to complete the scheduled capital improvements within the twelve months following the completion of the Offering or that the anticipated costs for the capital improvements will not exceed the amounts budgeted for that purpose. The Company intends to use borrowings under the Line of Credit and the FF&E reserve established under the Participating Leases to fund these expenditures.

Inflation

     Operators of hotels, in general, possess the ability to adjust room rates quickly. Competitive pressures may, however, limit the Lessee's ability to raise room rates in the face of inflation. Since 1987, industry-wide annual increases in ADR have failed to keep pace with inflation.

Seasonality

     The hotel industry is seasonal in nature. Generally, hotel revenue is greater in the second and third quarters of a calendar year, although this may not be true for hotels in major tourist destinations. Revenue for hotels in tourist areas generally is substantially greater during the tourist season than other times of the year. Seasonal variations in revenue at the Initial Hotels may cause quarterly fluctuations in the Company's lease revenue.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

                          PART II - OTHER INFORMATION



     Item 6. Exhibits and Reports on Form 8-K

                        (a)   Exhibits - Form 27 - Financial Data Schedule

                        (b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the period for which this report is being filed.

                                  SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated:  September 9, 1996


                                 AMERICAN GENERAL HOSPITALITY CORPORATION


                                 By: /s/ Kenneth E. Barr
                                    -------------------------------------
                                    Kenneth E. Barr
                                    Executive Vice President
                                    Secretary and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)