Form 10-Q
period 1996-09-30
AMERICAN GENERAL HOSPITALITY CORP
filed 1996-11-14
CIK 1012967

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For the Quarter Ended September 30, 1996       Commission File Number 1-11903


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

                                      X    Yes                 No
                                   -------             -------


     The number of shares of Common Stock, $.01 par value, outstanding on November 13, 1996, was 8,288,841.



                                 1 of 36

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

                                 INDEX
                                                                            PAGE
PART I.   Financial Information

  Item 1  Financial Statements

  AMERICAN GENERAL HOSPITALITY CORPORATION

    Consolidated Balance Sheet - September 30, 1996 (Unaudited)..............  4

    Consolidated Statement of Operations for the Period from
    July 31, 1996 (Inception of operations) Through September 30, 1996
    (Unaudited)..............................................................  5

    Consolidated Statement of Shareholders' Equity for the Period from
    April 12,1996 (Inception of operations) Through September 30, 1996
    (Unaudited)..............................................................  6

    Consolidated Statement of Cash Flows for the Period from
    July 31, 1996 (Inception of operations) Through September 30, 1996
    (Unaudited)..............................................................  7

    Notes to Consolidated Financial Statements...............................  8

    Pro forma Consolidated Balance Sheet - September 30, 1996
    (Unaudited).............................................................. 15

    Pro forma Consolidated Statement of Estimated Revenues Less
    Expenses for the Nine Months Ended September 30, 1996 (Unaudited)........ 16

    Pro forma Consolidated Statement of Estimated Revenues Less
    Expenses for the Nine Months Ended September 30, 1995 (Unaudited)........ 17

  AGH LEASING, L.P. (the "Lessee")

    Balance Sheet - September 30, 1996 (Unaudited)........................... 18

    Statement of Operations for the Period from July 31, 1996
    (Inception of operations) Through September 30, 1996 (Unaudited)......... 19

    Statement of Cash Flows for the Period from July 31, 1996
    (Inception of operations) Through September 30, 1996 (Unaudited)......... 20

    Notes to Financial Statements............................................ 21

    Pro forma Statement of Operations for the Nine Months Ended
    September 30, 1996 (Unaudited)........................................... 25

    Pro forma Statement of Operations for the Nine Months Ended
    September 30, 1995 (Unaudited)........................................... 26

   AMERICAN GENERAL HOSPITALITY CORPORATION AND AGH LEASING, L.P.

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 27

PART II   Other Information

  Item 6  Exhibits and Reports on Form 8-K................................... 35


SIGNATURE.................................................................... 36

PART I.           Financial Information

          Item 1  Financial Statements

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                          CONSOLIDATED BALANCE SHEET
                              September 30, 1996
                                  (Unaudited)

                                                                        September 30,
                                                                            1996
                                                                       -------------
                                              ASSETS
Investment in hotel properties, net ................................   $ 175,613,813
Cash and cash equivalents ..........................................       4,186,235
Accounts receivable, net ...........................................       4,100,406
Deferred expenses, net .............................................       3,106,315
Other assets .......................................................         538,323
Advances to Lessee .................................................         315,000
                                                                       -------------
   Total assets ....................................................   $ 187,860,092
                                                                       =============
                                LIABILITIES AND SHAREHOLDERS' EQUITY

Debt ...............................................................   $  19,297,508
Debt, Line of Credit ...............................................       3,000,000
Distributions payable ..............................................       2,790,057
Accounts payable, trade, accrued
 expenses and other liabilities ....................................       6,069,701

Minority interest in Operating
 Partnership .......................................................      29,303,428
                                                                       -------------
   Total liabilities ...............................................      60,460,694
                                                                       -------------
Shareholders' equity:
  Common stock $0.01 par value per share, 100,000,000 shares
     authorized, 8,262,008 shares issued and outstanding ...........          82,620
  Additional paid-in capital .......................................     128,163,784
  Unearned officers' compensation ..................................        (872,708)
  Earnings in excess of distributions ..............................          25,702
                                                                       -------------
   Total shareholders' equity ......................................     127,399,398
                                                                       -------------
   Total liabilities and shareholders'
      equity .......................................................   $ 187,860,092
                                                                       =============


  The accompanying notes are an integral part of these consolidated financial statements

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS

            For the Period July 31, 1996 (Inception of operations)
                          Through September 30, 1996
                                  (Unaudited)


                                                                    July 31, 1996
                                                                       through
                                                                  September 30, 1996
                                                                  ------------------
Revenues:
       Participating Lease revenue ............................       $5,218,526
       Interest income ........................................           32,227
                                                                      ----------
          Total revenue .......................................        5,250,753
                                                                      ----------
Expenses:
       Depreciation ...........................................        1,008,874
       Amortization ...........................................          116,572
       Real estate and personal property taxes and
         property insurance ...................................          511,115
       General and administrative .............................          194,226
       Ground lease expense ...................................          218,000
       Amortization of unearned officers'
         compensation .........................................           14,792
       Interest expense .......................................          347,622
                                                                      ----------
          Total expenses ......................................        2,411,201
                                                                      ----------
Income before minority interest ...............................        2,839,552
Minority interest .............................................          545,102
                                                                      ----------
    Net income applicable to common shareholders ..............       $2,294,450
                                                                      ==========

Per Common Share Information:
    Net income per common share ...............................       $     0.29
                                                                      ==========
Weighted average number of shares of common
    shares outstanding ........................................        8,002,331
                                                                      ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
          For the Period from April 12, 1996 (Date of capitalization)
                          Through September 30, 1996
                                  (Unaudited)

                                                                             Additional     Unearned     Earnings in
                                                          Common Stock        Paid-In       Officers'     Excess of
                                                       Shares     Dollars     Capital     Compensation  Distributions      Total
                                                      ---------   -------    ---------    ------------  -------------  ------------
Issuance of common shares,
  net of offering expenses ........................   8,212,008   $82,120   $127,276,784                               $127,358,904
Issuance of officers' shares ......................      50,000       500        887,000   $(887,500)
Distributions declared
  September 28, 1996 ($0.2746 per share) ..........                                                    $(2,268,748)      (2,268,748)

Amortization of unearned officers'
  compensation ....................................                                           14,792                         14,792
Net income ........................................                                                       2,294,450       2,294,450
                                                      ---------   -------   ------------   ---------   ------------    ------------
Balance at September 30, 1996 .....................   8,262,008   $82,620   $128,163,784   $(872,708)  $     25,702    $127,399,398
                                                      =========   =======   ============   =========   ============    ============


      The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
          For the period from July 31, 1996 (Inception of operations)
                          through September 30, 1996
                                  (Unaudited)

Cash flow from operating activities:
      Net income ..............................................   $   2,294,450
      Adjustments to reconcile net income to net cash provided
        by operating activities, net of effects of acquisition:
        Depreciation ..........................................       1,008,874
        Amortization ..........................................         131,364
        Minority interest .....................................         545,102
      Changes in assets and liabilities:
        Accounts receivable, net ..............................      (4,100,406)
        Organization costs and franchise agreements ...........        (722,887)
        Other assets ..........................................        (538,323)
        Accounts payable, trade, accrued expenses
         and other liabilities ................................       6,069,701
                                                                  -------------
             Net cash flow provided by operating activities: ..       4,687,875
                                                                  -------------
      Cash flows from investing activities:
          Purchase of hotel properties ........................    (126,645,935)
          Improvements and additions to hotel properties ......      (3,580,951)
                                                                  -------------
             Net cash flow used in investing activities: ......    (130,226,886)
                                                                  -------------
      Cash flows from financing activities:
          Proceeds from borrowings ............................      13,000,000
          Net proceeds from public offering ...................     129,333,898
          Principal payments on borrowings ....................     (10,108,752)
          Payments for deferred loan costs ....................      (2,500,000)
                                                                  -------------
             Net cash flow provided by financing activities: ..     129,725,146
                                                                  -------------
      Net change in cash and cash equivalents .................       4,186,135

      Cash and cash equivalents as of July 25, 1996
          (Inception of operations) ...........................               0
                                                                  -------------
      Cash and cash equivalents as of September 30, 1996 ......   $   4,186,135
                                                                  =============



       The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosures of cash flow information

          Cash paid during the period for interest                    $ 309,435


Supplemental schedule of non-cash investing and financing activities:

          The Operating Partnership issued 506,825 units of limited partnership interest ("OP Units") to AGHI Affiliates, 137,008 shares of restricted common stock to the AGHI Employee Retirement Savings Plan ("Retirement Plan") and cash of $282,229 in exchange for the AGH Predecessor Hotels' investment in hotel properties of $22,757,560 (recorded at carryover historical cost) and assumed related debt of $20,114,415, resulting in an assumed net surplus of $2,643,145.

          The Operating Partnership issued 1,336,818 OP Units to parties unaffiliated with the Primary Contributors, 53,353 OP Units to the Primary Contributors and assumed $14,138,270 of indebtedness in exchange for partial interests in four Initial Hotels.

          The Operating Partnership advanced $315,000 in the form of a receivable to the Lessee for the purchase of furniture, fixtures and equipment.

          The Company issued 50,000 shares of restricted common stock to four executive officers which, at the date of issuance, were valued at $17.75 per share.

          At September 28, 1996, $2,790,057 in distributions to share and unit holders had been declare but not yet paid.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.   ORGANIZATION AND INITIAL PUBLIC OFFERING

          Organization - American General Hospitality Corporation (the
"Company" or "Registrant") was incorporated and formed on April 12, 1996, as a Maryland corporation which intends to qualify as a real estate investment trust ("REIT"). The Company commenced operations on July 31, 1996 (see Initial Public Offering discussion below). Upon commencement of operations, the Company acquired equity interests in 13 hotels (the "Initial Hotels"). Four of the Initial Hotels (the "AGH Predecessor Hotels") were acquired primarily from limited partnerships controlled by the shareholders of American General Hospitality, Inc. (the "AGHI Affiliates"). The remaining nine Initial Hotels (the "AGH Acquisition Hotels") were acquired primarily from parties unaffiliated with the Company through contracts with the sellers acquired from an AGHI affiliate.

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

          Initial Public Offering - As of July 31, 1996, the Company completed an initial public offering of 7,500,000 shares of its common stock and an additional 575,000 shares of common stock were issued by the Company on August 28, 1996 upon exercise of the underwriters over-allotment option at a price per common share of $17.75 (the "Offering"). In addition, concurrently with the July 31, 1996 closing of the Offering, the Company acquired interests in five of the Initial Hotels from the Retirement Plan in exchange for 137,008 shares. Upon consummation of the Offering, the Company contributed all of the net proceeds of the Offering ($129.3 million after deducting Offering expenses), together with interests in five of the Initial Hotels acquired in connection with the Retirement Plan acquisition, to AGH GP, Inc. ("General Partner") and AGH LP, Inc. ("Limited Partner"), which, in turn, contributed such proceeds and interests to the Operating Partnership in exchange for an approximate 81.3% equity interest in the Operating Partnership. The General Partner, a wholly owned subsidiary of the Company, owns a 1.0% interest in the Operating Partnership. The Limited Partner, also a wholly owned subsidiary of the Company, owns an approximate 80.3% limited partnership interest in the Operating Partnership.

                    AMERICAN GENERAL HOSPITALITY CORPORATION

          Also on July 31, 1996 the Operating Partnership acquired directly or indirectly the remaining interests in each of the Initial Hotels for an aggregate of 1,896,996 OP Units (560,178 OP Units to the Primary Contributors, which consist of the principals of AGHI and the Lessee and certain of their respective affiliates and 1,336,818 OP Units to parties unaffiliated with the Primary Contributors); and approximately $91.0 million in cash to parties unaffiliated with the Primary Contributors. At the time of their acquisition, these hotels were subject to approximately $52.9 million in mortgage indebtedness of which approximately $33.5 million was repaid from the net proceeds of the Offering and the initial draw from the Line of Credit. On August 28, 1996, the Line of Credit was repaid with proceeds of the underwriters over-allotment option. The Operating Partnership reimbursed AGHI for approximately $900,000 for direct out-of-pocket expenses incurred in connection with the acquisition of the Initial Hotels, including legal, environmental and engineering expenses. In addition, the Operating Partnership sold certain personal property relating to certain of the Initial Hotels to the Lessee in exchange for a series of three five-year recourse promissory notes in the aggregate principal amount of $315,000 that are collateralized by such personal property.

          Upon the closing of the Offering, the Company closed a $100 million line of credit with a consortium of banks led by Societe Generale, Southwest Agency and Bank One, Texas, N.A. ("Line of Credit"). The Line of Credit is secured by, among other things, first mortgage liens on all of the Initial Hotels, other than Holiday Inn Dallas DFW Airport South and Courtyard by Marriott-Meadowlands. The Line of Credit has an initial term of three years that is subject to extension under certain circumstances for an additional one-year term. Borrowings under the Line of Credit bear interest at 30-day, 60-day or 90-day LIBOR (the "London Interbank Offered Rate"), at the option of the Company, plus 1.85% per annum, payable monthly in arrears or one-half percent in excess of the prime rate.

          These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the financial statements and notes thereto of the Company, Lessee, and AGH Predecessor Hotels included in the Company's Registration Statement on Form S-11 dated July 25, 1996 (the "Registration Statement"). The following notes to the financial statements highlight significant changes to the notes included in the Registration Statement and present interim disclosures required by the SEC. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

                    AMERICAN GENERAL HOSPITALITY CORPORATION

     2.   DISTRIBUTIONS PAYABLE

          On September 28, 1996, the Company declared a distribution of $0.2746 per share for the partial third quarter period beginning July 31, 1996 and ending September 30, 1996, payable October 31, 1996 to shareholders of record on October 15, 1996. The distribution represents a pro rata distribution of the regular quarterly distribution of $0.4075 per share for a full quarter.

     3.   COMMITMENTS AND CONTINGENCIES

          The Company has an $100 million Line of Credit which matures on July 31, 1999. At September 30, 1996, the Company has approximately $57 million available for borrowing under the Line of Credit ($41.2 million after closing the Orlando Hotel acquisition and its admission into the approved borrowing base - see note 5). The Company expects that its borrowing capacity under the Line of Credit will increase to approximately $100 million, assuming all additional borrowings are used to fund capital improvements to the Initial Hotels or the acquisition of additional hotels. Borrowings under the Line of Credit bear interest at 30-day, 60-day or 90-day LIBOR, at the option of the Company plus 1.85% per annum (7.28% at September 30, 1996), payable monthly in arrears or one-half percent in excess of prime rate.

          Franchise costs represent the annual expense for franchise royalties and reservation services under the terms of hotel franchise agreements which expire from 1998 to 2013. Franchise costs are based upon varying percentages of gross room revenue ranging from 1.0% to 5.0%. These fees are paid by the Lessee. No franchise costs were incurred for the Le Baron Airport Hotel or the Hotel Maison de Ville.

          The hotels are managed by AGHI on behalf of the Lessee. The
Lessee pays AGHI a base management fee of 1.5% of total revenue and an incentive fee of up to 2.0% of total revenue. The incentive fee, if applicable, is equal to 0.025% of annual total revenue for each 0.1% increase in annual total revenue over the total revenues for the preceding twelve month period up to the maximum incentive fee.

          Each hotel, except the Le Baron Airport Hotel and the Hotel
Maison de Ville, is required to remit varying percentages of gross room revenues ranging from 1.0% to 5.0% to the various franchisors for sales and advertising expenses incurred to promote the hotel at the national level. Additional sales and advertising costs are incurred at the local property level. These fees are paid by the Lessee.

                    AMERICAN GENERAL HOSPITALITY CORPORATION

          The Lessee has future lease commitments to the Company under the Participating Leases which expire in July, 2008. Minimum future rental income (i.e. base rents) under these noncancellable Participating Leases at September 30, 1996 is as follows:

                       Year                         Amount
                 -------------------             ------------
                 Remainder of 1996               $  5,109,002
                 1997                              20,096,208
                 1998                              20,849,816
                 1999                              21,631,684
                 2000                              22,442,872
                 2001 and thereafter              200,608,680
                 -------------------             ------------
                 Total                           $290,738,262
                                                 ============

          Four of the Initial Hotels are subject to ground leases with third parties with respect to the land underlying each such hotel. The ground leases are triple net leases which require the tenant to pay all expenses of owning and operating the hotel, including real estate taxes and structural maintenance and repair.

          The Courtyard by Marriott-Meadowlands is subject to a ground lease with respect to approximately 0.37 acres. The ground lease terminates in March, 2036, with two ten-year options to renew. The lease requires a fixed rent payment equal to $150,000 per year, subject to a 25.0% increase every five years thereafter beginning in 2001 and a percentage rent payment equal to 3.0% of gross room revenues.

          The Fred Harvey Albuquerque Airport Hotel is subject to a ground lease with respect to approximately 10 acres. The ground lease terminates in December 2013, with two five-year options to renew. The lease requires a fixed rent payment equal to $19,180 per year subject to annual consumer price index adjustment and a percentage rent payment equal to 5.0% of gross room revenues, 3.0% of gross receipts from the sale of alcoholic beverages, 2.0% of gross receipts from the sale of food and non-alcoholic beverages and 1.0% of gross receipts from the sale of other merchandise or services. The lease also provides the landlord with the right, subject to certain conditions, to require the Company, at its expense, to construction 100 additional hotel rooms if the occupancy rate at the hotel is 85.0% or more for 24 consecutive months and to approve any significant renovations scheduled at the hotel. The occupancy rate at the Fred Harvey Albuquerque Airport Hotel for the twelve months ended September 30, 1996 was 80.0%.

                    AMERICAN GENERAL HOSPITALITY CORPORATION

          The Hilton Hotel-Toledo is subject to a ground lease with respect to approximately 8.8 acres. The ground lease terminates in June 2026, with four successive renewal options, each for a ten-year term. The lease requires annual rent payments equal to $25,000, increasing to $50,000 or $75,000 if annual gross room revenues exceed $3.5 million or $4.5 million, respectively.

          The Le Baron Airport Hotel is subject to a ground sublease with respect to approximately 5.3 acres, which in turn is subject to a ground lease covering a larger tract of land. The sublease terminates in 2022, with one 30-year option to renew. The sublease requires the greater of a fixed minimum annual rent of $75,945 (increasing to an annual minimum rent of $100,000 if the option is exercised) or, in the aggregate, 4.0% of gross room revenues, 2.0% of gross food receipts, and 3.0% of gross bar and miscellaneous operations receipts. The sublease also provides the sublessor with the right to approve any significant renovations scheduled at the hotel.

          Under the Participating Leases, the Company is obligated to pay the costs of real estate and personal property taxes, property insurance and maintaining underground utilities and structural elements of the Initial Hotels. Additionally, the Company is required to establish annual minimum reserves equal to 4.0% of total revenue for each of the Initial Hotels which will be utilized by the Lessee for the replacement and refurbishment of furniture, fixtures & equipment (FF&E) and other capital expenditures to enhance the competitive position of the Initial Hotels.

     4.   AGH PREDECESSOR HOTELS INFORMATION

          Pursuant to SEC regulations which require the presentation of corresponding periods of the preceding year's quarter financial information, the following information represents condensed combined balance sheet information as of December 29, 1995 and condensed combined statements of operations and cash flows information of AGH Predecessor Hotels for the three and nine months ended September 30, 1995, which is considered to be the predecessor of the Company.


                             AGH PREDECESSOR HOTELS

                                 (IN THOUSANDS)

                                                 December 29, 1995
                                                 -----------------
Balance Sheet Information:

  Investments in hotel properties, net.......           $22,418
  Cash and cash equivalents..................           $   858
  Total assets...............................           $24,676
  Debt.......................................           $19,278
  Total liabilities..........................           $20,671
  Total equity...............................           $ 4,005

                   AMERICAN GENERAL HOSPITALITY CORPORATION

                            AGH PREDECESSOR HOTELS
                                (IN THOUSANDS)


                                         Three Months Ended   Nine Months Ended
                                         September 30, 1995  September 30, 1995
                                         ------------------  ------------------

Statements of Operations Information:

  Room revenue...........................     $ 2,717,424        $ 6,430,967
  Other revenue..........................         500,201          1,219,308
                                              -----------       ------------
     Total revenue.......................       3,217,625          7,650,275
  Hotel operating expenses...............       2,294,559          5,168,116
  Depreciation and amortization..........         495,811          2,194,608
  Interest expense.......................         461,777          1,080,906
  Other expenses.........................         195,772            498,465
                                              -----------       ------------
     Net loss............................     $  (230,294)      $ (1,291,820)
                                              ===========       ============

Statements of Cash Flows Information:
  Net cash provided by (used in)
    operating activities.................     $   (88,783)      $    429,194
  Net cash used in investing activities..     $  (651,350)      $ (9,482,221)
  Net cash provided by financing
    activities...........................     $   468,387       $  9,263,447

     5.   SUBSEQUENT EVENTS

          On October 22, 1996 the Company and the Operating Partnership purchased 100.0% of the limited and general partnership interest in the Days Inn Lake Buena Vista Partnership, L.P. (the "Partnership") from the limited partners of the Partnership, Kessler Lake Buena Vista, Ltd., Milstein Lake Buena Vista Limited Partnership and Edward L. Milstein. The Partnership, which owns the 490 room Days Inn Hotel & Suites in the Lake Buena Vista area of Orlando, Florida (the "Orlando Hotel" together with the Initial Hotels is "Hotels"), was acquired for a purchase price of $30,500,000, plus estimated closing costs of $300,000, which is payable as follows: (i) $30,000,000 in cash, and (ii) $500,000 through the issuance of 25,397 shares of restricted common stock of the Company. In connection with this acquisition, the Operating Partnership also entered into agreements to purchase a license and an association membership, as well as construction, design and other services related to the Orlando Hotel from parties affiliated with one of the sellers for approximately $2,350,000.

          The cash required to acquire the Partnership was provided from borrowings under the Line of Credit.

                    AMERICAN GENERAL HOSPITALITY CORPORATION

          On November 6, 1996, the Company announced that it had signed a contract to purchase the 152 room Hilton Hotel in Durham, North Carolina. The acquisition cost of approximately $12.1 million will be provided by cash on hand and borrowings from the Line of Credit. The acquisition is contingent upon the completion and satisfactory results of the business and financial due diligence reviews.


     6.   PRO FORMA AND ESTIMATED REVENUES

          The following unaudited Pro Forma Consolidated Balance Sheet and Statements of Estimated Revenues Less Expenses of the Company are presented as if the consummation of the Formation Transactions, the application of the net proceeds of the Offering and the acquisition of the Orlando Hotel had occurred on September 30, 1996 and January 1, 1995, respectively, and all of the Hotels (Initial Hotels and Orlando Hotel) had been leased pursuant to the Participating Leases since January 1, 1995. The pro forma statements do not include the Hilton Hotel in Durham, North Carolina. Such estimated and pro forma information is based in part upon the Balance Sheet of the Company and the Statements of Operations of the AGH Predecessor Hotels and the pro forma Statements of Operations of the Lessee included elsewhere in this Quarterly Report on Form 10-
Q. Such information should be read in conjunction with the Financial Statements listed in the Index on page 2 of this Form 10-Q and in the Company's Registration Statement dated July 25, 1996. In management's opinion, all adjustments necessary to reflect the effects of the Formation Transactions, the Offering and the Orlando Hotel acquisition have been made. The pro forma and estimated information does not purport to present what the financial position or the results of operations of the Company would have been if the previously mentioned transactions had occurred on such dates or to project the future financial position or results of operations of the Company for any future period.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                     PRO FORMA CONSOLIDATED BALANCE SHEET
                              September 30,1996
                                  (Unaudited)

                                                       September 30, 1996
                                         -----------------------------------------------
                                            Company          Orlando         Pro Forma
                                           Historical         Hotel        Balance Sheet
                                         -------------    -------------    -------------
ASSETS
Investment in hotel properties, net ..    $175,613,813     $31,850,000     $207,463,813
Cash and cash equivalents ............       4,186,235      (3,686,235)         500,000
Accounts receivable, net .............       4,100,406                        4,100,406
Deferred exenses, net ................       3,106,315       1,300,000        4,406,315
Other assets .........................         538,323                          538,323
Advances to Lessee ...................         315,000                          315,000
                                          ------------     ------------    ------------
  Total assets .......................    $187,860,092     $ 29,463,765    $217,323,857
                                          ============     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt .................................    $ 19,297,508                      $ 19,297,508
Debt, Line of Credit .................       3,000,000     $ 28,963,765       31,963,765
Distributions payable ................       2,790,057                         2,790,057
Accounts payable, trade, accrued
 expenses and other liabilities ......       6,069,701                         6,069,701
Minority interest in Operating
 Partnership .........................      29,303,428          (63,703)      29,239,725
                                          ------------     ------------     ------------
   Total liabilities .................      60,460,694       28,900,062       89,360,756
                                          ------------     ------------     ------------

Common stock .........................          82,620              254           82,874
Additional paid in capital ...........     128,163,784          563,449      128,727,233
Unearned officers' compensation ......        (872,708)                         (872,708)
Earnings in excess of distributions ..          25,702                            25,702
                                          ------------     ------------     ------------
   Total shareholders' equity ........     127,399,398          563,703      127,963,101
                                          ------------     ------------     ------------
   Total liabilities and shareholders'
     equity ..........................    $187,860,092     $ 29,463,765     $217,323,857
                                          ------------     ------------     ------------

                    AMERICAN GENERAL HOSPITALITY CORPORATION
      PRO FORMA CONSOLIDATED STATEMENT OF ESTIMATED REVENUES LESS EXPENSES
                  For the Nine Months Ended September 30, 1996
                                   (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                  September 30, 1996
                                                       Combined                         -----------------------------------------
                                                      Historical
                                                    July 31, 1996
                                                       Through          Pro Forma        Initial         Orlando       Combined
                                                 September 30, 1996     Adjustments       Hotels          Hotel        Pro Forma
                                                 ------------------    ------------     -----------   ------------   ------------
Revenues:
  Participating Lease revenue ...................     $5,218,526        $16,409,625     $21,628,151     $3,979,151    $25,607,302
  Interest income ...............................         32,227             (8,602)         23,625                        23,625
                                                      ----------        -----------     -----------     ----------    -----------
     Total revenue ..............................      5,250,753         16,401,023      21,651,776      3,979,151     25,630,927
                                                      ----------        -----------     -----------     ----------    -----------
Expenses
   Depreciation ..................................     1,008,874         3,450,7117       4,459,661        676,200      5,135,861
   Amortization ..................................       116,572            410,399         526,971         81,250        608,221
   Real estate and personal property taxes and
    property insurance ...........................       511,115          1,262,960       1,774,075        423,678      2,197,753
   General and administrative.....................       194,226            659,167         853,393                       853,393
   Ground lease expense...........................       218,000            504,245         722,245                       722,245
   Amortization of unearned officers'
    compensation .................................        14,792             51,771          66,563                        66,563
   Interest expense ..............................       347,622            810,090       1,157,712      1,647,314      2,805,026
                                                      ----------        -----------     -----------     ----------    -----------
     Total expenses ..............................     2,411,201          7,149,419       9,560,620      2,828,442     12,389,062
                                                      ----------        -----------     -----------     ----------    -----------

Estimated revenues less expenses before minority
  interest .......................................     2,839,552          9,251,604      12,091,156      1,150,709     13,241,865
Minority interest ................................       545,102                          2,261,046                     2,462,987
                                                      ----------                        -----------                   -----------
Estimated revenues less expenses applicable to
  common shareholders ............................    $2,294,450                        $ 9,830,110                   $l0,778,878
                                                      ==========                        ===========                   ===========

Per common share information:
Estimated revenues less expenses per common
  share ..........................................    $     0.29                        $      1.19                   $      1.30
                                                      ==========                        ===========                   ===========

Weighted average number of shares of Common
  shares outstanding .............................     8,002,331                          8,262,008                     8,287,405
                                                      ==========                        ===========                   ===========

                   AMERICAN GENERAL HOSPITALITY CORPORATION
     PRO FORMA CONSOLIDATED STATEMENT OF ESTIMATED REVENUES LESS EXPENSES
                 For the Nine Months Ended September 30, 1995
                                  (Unaudited)

                                                              Nine Months Ended
                                                              September 30, 1995
                                                   ----------------------------------------
                                                     Initial       Orlando       Combined
                                                     Hotels         Hotel        Pro Forma
                                                   -----------   -----------   ------------
Revenues:
     Participating Lease revenue ...............   $19,065,736    $3,646,264    $22,712,000
     Interest income ...........................        23,625                       23,625
                                                   -----------    ----------    -----------
       Total revenue ...........................    19,089,361     3,646,264     22,735,625
                                                   -----------    ----------    -----------
Expenses:
     Depreciation ..............................     5,553,176       676,200      6,229,376
     Amortization ..............................       526,971        81,250        608,221
     Real estate and personal property taxes and
      property insurance .......................     1,623,805       423,678      2,047,483
     General and administrative ................       853,392                      853,392
     Ground lease expense ......................       660,913                      660,913
     Amortization of unearned officers'
       compensation ............................        66,563                       66,563
     Interest expense ..........................     1,157,712     1,647,314      2,805,026
                                                   -----------    ----------    -----------
       Total expenses ..........................    10,442,532     2,828,442     13,270,974
                                                   -----------    ----------    -----------

Estimated revenues less expenses before minority
   interest ....................................     8,646,829       817,822      9,464,651
Minority interest ..............................     1,616,957                    1,760,425
                                                   -----------                  -----------
Estimated revenues less expenses applicable to
   common shareholders .........................   $ 7,029,872                  $ 7,704,226
                                                   ===========                  ===========

Per Common Share Information:
Estimated revenues less expenses per common
   share .......................................   $      0.85                  $      0.93
                                                   ===========                  ===========

Weighted average number of shares of Common
   Stock outstanding ...........................     8,262,008                    8,287,405
                                                   ===========                  ===========

                               AGH LEASING, L.P.
                                 BALANCE SHEET
                              September 30, 1996
                                  (Unaudited)


                                    ASSETS

Investments in hotel properties, at cost:
  Furniture, fixtures and equipment................    $  315,000
  Less accumulated depreciation....................       (10,500)
                                                       ----------
Net investment in hotel properties.................       304,500

Cash and cash equivalents..........................     5,994,553
Accounts receivable, net ..........................     2,414,921
Inventories........................................       366,653
Prepaid expenses...................................       462,960
Other assets.......................................        46,987
                                                       ----------
  Total assets.....................................    $9,590,574
                                                       ==========



                            LIABILITIES AND EQUITY


Accounts payable, trade............................    $  472,191
Rent payable, American General Hospitality
  Corporation......................................     4,093,764
Advance from American General Hospitality
  Operating Partnership, L.P.......................       315,000
Accrued expenses and other liabilities ............     4,030,455
                                                       ----------
  Total liabilities................................     8,911,410
                                                       ----------

Commitments and contingencies  (Notes 1 and 2)

Capital............................................       500,000
Retained earnings..................................       179,164
                                                       ----------
  Total equity.....................................       679,164
                                                       ----------
  Total liabilities and equity.....................    $9,590,574
                                                       ==========



The accompanying notes are an integral part of these financial statements.

                               AGH LEASING, L.P.
                            STATEMENT OF OPERATIONS
        For the Period July 31, 1996 (Inception of operations) Through
                              September 30, 1996
                                  (Unaudited)

Revenues:
  Room revenue.....................................     $11,185,140
  Food and beverage revenue........................       2,982,331
  Other revenue....................................         623,824
                                                        -----------
             Total revenue.........................      14,791,295
                                                        -----------

Expenses:
  Property operating costs and
      expenses.....................................       3,135,269
  Food and beverage costs and
       expenses....................................       2,260,935
  General and administrative.......................       1,205,355
  Advertising and promotion........................         772,999
  Repairs and maintenance..........................         522,792
  Utilities........................................         668,296
  Management fees..................................         390,736
  Franchise costs..................................         404,025
  Depreciation ....................................          10,500
  Interest expense.................................           5,250
  Other expense....................................          17,448
  Participating Lease expenses.....................       5,218,526
                                                        -----------
            Total expenses.........................      14,612,131
                                                        -----------
            Net income  ...........................        $179,164
                                                        ===========




The accompanying notes are an integral part of these financial statements.

                               AGH LEASING, L.P.
                            STATEMENT OF CASH FLOWS
        For the Period July 31, 1996 (Inception of operations) Through
                              September 30, 1996
                                  (Unaudited)


Cash flow from operating activities:
  Net income............................................ $   179,164
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation.......................................      10,500
     Changes in assets and liabilities:
        Accounts receivable.............................  (2,414,921)
        Inventories.....................................    (366,653)
        Prepaid expenses................................    (462,960)
        Other assets....................................     (46,987)
        Accounts payable, trade.........................     472,191
        Rent payable, American General Hospitality
           Corporation..................................   4,093,764
        Accrued expenses and other liablilities.........   4,030,455
                                                         -----------
        Net cash  provided by operating activities......   5,494,553
                                                         -----------

Cash flows from financing activities:
  Capital contributions.................................     500,000
                                                         -----------

Net change in cash and cash equivalents.................   5,994,553
Cash and cash equivalents at beginning of period........           0
                                                         -----------

Cash and cash equivalents at end of period.............. $ 5,994,553
                                                         ===========



Supplemental schedule of non cash investing and financial activities:

  The Operating Partnership advanced $315,000 in the form of a receivable to the Lessee for the purchase of furniture, fixtures and equipment.




The accompanying notes are an integral part of these financial statements.

                               AGH LEASING, L.P.

                         NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND INITIAL PUBLIC OFFERING

          Organization - AGH Leasing, L.P. (the "Lessee"), was formed on
May 29, 1996, as a Delaware limited partnership. Upon completion of the initial public offering described below and commencement of operations on July 31, 1996, American General Hospitality Corporation (the "Company") acquired an approximate 81.3% interest in American General Hospitality Operating Partnership, L.P. (the "Operating Partnership"). In order for the Company to qualify as a real estate investment trust ("REIT"), neither the Company nor the Operating Partnership can operate hotels; therefore, the Operating Partnership, which owns 13 hotels (the "Initial Hotels"), leases the Initial Hotels to the Lessee under operating leases ("Participating Leases") which provide for rent based on the revenues of the Initial Hotels.

          Upon completion of the initial public offering of the Company and the commencement of the Participating Leases, the financial statements of the Lessee include the results of operations of the hotels leased from the Operating Partnership due to the Lessee's control over the operations of the hotels during the 12 year term of the Participating Leases. The Lessee has complete discretion in establishing room rates and all rates for hotel goods and services. Likewise, all operating expenses of the hotels are under the control of the Lessee. The Lessee has the right to manage or to enter into management contracts with other parties to manage the hotels. If the Lessee elects to enter into management contracts with parties other than American General Hospitality, Inc. ("AGHI"), the Lessee must obtain the prior written consent of the Operating Partnership, which consent may not be unreasonably withheld. The Lessee, with the written consent of the Operating Partnership, has entered into management agreements pursuant to which all of the Initial Hotels are managed by AGHI. The Lessee is owned in part by certain executive officers of the Company and AGHI.

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

          Upon consummation of the Offering, the partners of the Lessee capitalized the Lessee with $500,000 cash and pledged 275,000 units of limited partnership interest ("OP Units") to the Company to secure the Lessee's obligations under the Participating Leases.

                               AGH LEASING, L.P.

     2.   COMMITMENTS AND CONTINGENCIES

          Franchise costs represent the annual expense for franchise royalties and reservation services under the terms of hotel franchise agreements which expire from 1998 to 2013. Franchise costs are based upon varying percentages of gross room revenue ranging from 1.0% to 5.0%. These fees are paid by the Lessee. No franchise costs were incurred for the Le Baron Airport Hotel or the Hotel Maison de Ville.

          The hotels are managed by AGHI on behalf of the Lessee. The Lessee pays AGHI a base management fee of 1.5% of total revenue and an incentive fee of up to 2.0% of total revenue. The incentive fee, if applicable, is equal to 0.025% of annual total revenue for each 0.1% increase in annual total revenue over the total revenues for the preceding twelve month period up to the maximum incentive fee.

          Each hotel, except the Le Baron Airport Hotel and the Hotel Maison de Ville, is required to remit varying percentages of gross room revenue ranging from 1.0% to 5.0% to the various franchisors for sales and advertising expenses incurred to promote the hotel at the national level. Additional sales and advertising costs are incurred at the local property level. These fees are prepaid by the Lessee.

          The Lessee has future lease commitments to the Company under the Participating Leases which expire in July, 2008. Minimum future rental expense (i.e. base rents) under these noncancellable Participating Leases is as follows:


                 Year                Amount
          -------------------     ------------
          Remainder of 1996       $  5,109,002
          1997                      20,096,208
          1998                      20,849,816
          1999                      21,631,684
          2000                      22,442,872
          2001 and thereafter      200,608,680
                                  ------------

          Total                   $290,738,262
                                  ============

          Four of the Initial Hotels are subject to ground leases with third parties with respect to the land underlying each such hotel. The ground leases are triple net leases which require the tenant to pay all expenses of owning and operating the hotel, including real estate taxes and structural maintenance and repair. The Company is responsible for payments under the ground leases.

                               AGH LEASING, L.P.

     3.   PRO FORMA INFORMATION

          The following unaudited pro forma Statements of Operations of AGH Leasing, L.P. are presented as if the consummation of the Formation Transactions and the application of the net proceeds of the Offering and the Orlando Hotel acquisition had occurred on January 1, 1995 and all of the Hotels (Initial Hotels and the Orlando Hotel) had been leased pursuant to the Participating Leases. The pro forma statements do not include the acquisition of the Hilton Hotel in Durham, North Carolina. Such pro forma information is based in part upon the Pro Forma Statements of Estimated Revenues Less Expenses of the Company and the Statements of Operations of the AGH Predecessor Hotels included elsewhere in this Form 10-Q. Such information should be read in conjunction with the Financial Statements listed in the Index on page 2 of this Form 10-Q and in the Company's Registration Statement dated July 25, 1996.

          In management's opinion, all adjustments necessary to reflect the effects of the Formation Transactions, the Offering, and the Orlando Hotel acquisition have been made. The pro forma information does not purport to present what the actual financial position of or the results of operation of the Lessee would have been if the previously mentioned transactions had occurred on such date or to project the future financial position or results of operations of the Lessee for any future period.

                               AGH LEASING, L.P.
                       PRO FORMA STATEMENT OF OPERATIONS
                 For the Nine Months Ended September 30, 1996
                                  (Unaudited)


                                          Lessee Historical
                                            July 31, 1996     January 1, 1996
                                               Through           Through
                                            September 30,       July 30,         Pro Forma
                                                 1996           1996  (1)     Adjustments (2)     Pro Forma
                                        ---------------------------------------------------------------------
Revenues:
     Room revenue                             $11,185,140      $35,200,441       $6,352,901      $52,738,482
     Food and beverage revenue                  2,982,331       10,836,410          611,170       14,429,911
     Other revenue                                623,824        2,518,325        1,957,745        5,099,894
                                        ---------------------------------------------------------------------
          Total revenue                        14,791,295       48,555,176        8,921,816       72,268,287
                                        ---------------------------------------------------------------------


Expenses:
     Property operating costs and expens        5,396,204       18,167,985        2,240,067       25,804,256
     General and administrative                 1,205,355        4,425,849          527,269        6,158,473
     Advertising and promotion                    772,999        2,890,082          432,298        4,095,379
     Repairs and maintenance                      522,792        1,997,826          391,571        2,912,189
     Utilities                                    668,296        1,959,274          412,309        3,039,879
     Management fees                              390,736          962,503          485,288        1,838,527
     Franchise costs                              404,025        1,266,021          264,704        1,934,750
     Depreciation                                  10,500        2,641,420       (2,604,670)          47,250
     Amortization                                                  478,438         (478,438)
     Real estate and personal property taxes,
          and property insurance                                 1,122,606       (1,122,606)
     Interest expense                               5,250        3,838,271       (3,819,896)          23,625
     Other expense                                 17,448        1,411,272       (1,219,074)         209,646
     Participating Lease expenses               5,218,526                        20,388,776       25,607,302
                                        ---------------------------------------------------------------------
          Total expenses                       14,612,131       41,161,547       15,897,598       71,671,276
                                        ---------------------------------------------------------------------

          Net income (loss)                      $179,164       $7,393,629      ($6,975,782)        $597,011
                                         ====================================================================

     (1) AGH Predecessor Hotels and AGH Acquisition Hotels combined historical statements of operations for the period from January 1, 1996 through July 30, 1996.
     (2) Pro forma adjustments for the AGH Predecessor Hotels, AGH Acquisition Hotels and Orlando Hotel.

                               AGH LEASING, L.P.
                       PRO FORMA STATEMENT OF OPERATIONS
                 For the Nine Months Ended September 30,  1995
                                  (Unaudited)

                                                                     Prior to         Pro Forma
                                                   Historical (1)   Acquisition (2)    Adjustments       Pro Forma
                                                --------------------------------------------------------------------
Revenues:
     Room revenue                                    $40,995,065       $1,532,369       $5,469,459      $47,996,893
     Food and beverage revenue                        12,847,174          420,569          720,127       13,987,870
     Other revenue                                     3,047,780           92,884        1,468,300        4,608,964
                                                --------------------------------------------------------------------
          Total revenue                               56,890,019        2,045,822        7,657,886       66,593,727
                                                --------------------------------------------------------------------


Expenses:
     Property operating costs and expenses            21,459,111          743,827        1,719,679       23,922,617
     General and administrative                        5,054,356          157,452          230,263        5,442,071
     Advertising and promotion                         3,464,366           97,924          282,059        3,844,349
     Repairs and maintenance                           2,569,890          104,843          326,613        3,001,346
     Utilities                                         2,599,628           91,129          417,439        3,108,196
     Management fees                                   1,239,223           61,199          732,277        2,032,699
     Franchise costs                                   1,424,930           83,718          227,052        1,735,700
     Depreciation                                      6,435,400          126,676       (6,514,826)          47,250
     Amortization                                        141,647                          (141,647)
     Real estate and personal property taxes,
          and property insurance                       1,484,999           37,406       (1,522,405)
     Interest expense                                  4,638,518                        (4,614,893)          23,625
     Other expense                                       875,587                          (679,626)         195,961
     Participating lease expenses                                                       22,712,000       22,712,000
                                                --------------------------------------------------------------------
          Total expenses                              51,387,655        1,504,174       13,173,985       66,065,814
                                                --------------------------------------------------------------------

          Net income (loss)                           $5,502,364         $541,648      ($5,516,099)        $527,913
                                                 ================ ================ ================ ================

     (1) AGH Predecessor Hotels and AGH Acquisition Hotels combined historical statements of operations for the period from January 1, 1995 through September 30, 1995.

     (2) Represents the historical results of operations of the Holiday Inn Dallas DFW Airport West prior to the acquisition by the AGH Predecessor Hotels in June 1995.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          Upon consummation of the Offering and related transactions, the Company acquired an approximate 81.3% interest in the Initial Hotels through its interest in the Operating Partnership. In addition, the Company acquired the Orlando Hotel on October 22, 1996 (the Initial Hotels and the Orlando Hotel are collectively referred to as the "Hotels"). In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership can operate hotels; therefore, the Operating Partnership leases the Hotels to the Lessee. The principal source of revenue for the Operating Partnership and the Company is lease payments paid by the Lessee under the Participating Leases. Participating Rent is based upon the Hotels' gross revenues. The Lessee's ability to make payments to the Company under the Participating Leases is dependent on the Lessee's and AGHI's ability to generate cash flow from the operations of the Hotels.

          The accompanying discussion and analysis of financial condition and results of operations is based on the consolidated historical financial statements of the Company and the Lessee and the combined historical financial statements of the AGH Predecessor Hotels that are included elsewhere in this Form 10-Q. The AGH Predecessor Hotels' financial statements include the results of operations of the following hotels since their dates of acquisition by affiliates of AGHI: Courtyard by Marriott-Meadowlands (December 1993), Hotel Maison de Ville (August 1994), Hampton Inn Richmond Airport (December 1994) and Holiday Inn Dallas DFW Airport West (June 1995). The four AGH Predecessor Hotels were combined into one set of financial statements since they were acquired by the Company from a group of Limited Partnerships controlled by shareholders of AGHI.

RESULTS OF OPERATIONS

          The Company - Actual. For the period July 31, 1996 through
September 30, 1996, the Company earned $5,218,526 in Participating Lease revenue from the Lessee. Depreciation of the Company's investment in hotel properties was $1,008,874. Amortization, primarily of deferred financing costs and franchise transfer fees was $131,364 and real estate and personal property taxes and insurance was $511,115. Interest expense attributable to indebtedness relating to the Holiday Inn Dallas DFW Airport South, Courtyard by Marriott-Meadowlands and borrowings under the Company's Line of Credit were $205,682, $68,344, and $73,596, respectively. Interest expense relating to the Line of Credit borrowings include borrowings of approximately $10,000,000 from July 31, 1996, to August 28, 1996, which is the date of receipt of funds from the underwriters' exercise of their overallotment option and borrowings of $3,000,000 from September 16, 1996 to September 30, 1996 which was utilized for working capital purposes. Minority interest of $545,102 represents the weighted average minority interest percentage for the period.

          Funds from Operations, calculated using the new definition of Funds From Operations adopted by the National Association of Real Estate Investment Trusts ("NAREIT"), was $3,848,426, which is the sum of net income applicable to common shareholders, minority interest and depreciation.

          The Company - Pro Forma Estimated Revenues Less Expenses. On an estimated basis for the nine months ended September 30, 1996, the Company would have had $25,607,302 in revenue from the Participating Leases, calculated by applying the rent provisions of the Participating Leases to the estimated revenues of the Hotels. Interest income would have been $23,625 attributable from the FF&E Note issued by the Lessee. Pro forma expenses would have been $12,389,062. Depreciation expense would have been $5,135,861, which represents depreciation of the AGH Predecessor Hotels' historical carryover cost basis plus depreciation of the AGH Acquisition Hotels' and the Orlando Hotels new cost basis. This is a $1,093,515 decrease from 1995 due to the accelerated depreciation recorded in 1995 on FF&E that was replaced in connection with renovations at the AGH Predecessor Hotels. General and administrative expenses would have been $853,393 representing salaries and wages of $420,750, professional fees of $93,750, directors' and officers' insurance expense of $67,500 and other expenses of $271,393. Interest expense would have been $1,157,712 on the indebtedness totaling approximately $19.2 million related to the Holiday Inn Dallas DFW Airport South and the Courtyard by Marriott-Meadowlands and borrowings under the Company's Line of Credit for working capital purposes and $1,647,314 on the Line of Credit borrowings to purchase the Orlando Hotel. The DFW South Loan and the Secaucus Loans mature between December 2000 and February 2001 and bear interest at fixed rates ranging from 7.50% to 8.75%. The line of credit interest rate utilized is 7.28%.

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

          The following is a reconciliation of Estimated Revenues Less Expenses to Funds From Operations, including the pro forma results of the Orlando Hotel, and illustrates the difference in the two measures of operating performance:

                                                Nine Months Ended
                                                  September 30,
                                           ---------------------------
                                              1996            1995
                                           -----------     -----------
Estimated Revenues Less Expenses before
  Minority Interest                        $13,241,865     $ 9,464,651

Depreciation                                 5,135,861       6,229,376
                                           -----------     -----------

Funds From Operations                      $18,377,726     $15,694,027
                                           ===========     ===========
Weighted Average Number of shares of
  Common Stock and OP Units Outstanding     10,184,401      10,184,401
                                           ===========     ===========

          Lessee - Actual. For the period July 31, 1996 through
September 30, 1996, the Lessee had room revenues of $11,185,140 from the Initial Hotels. The Participating Lease payments and property operating costs and expenses were $5,218,526 and $9,393,605, respectively. Net income for the period was $179,164.

          Lessee - Pro Forma Operations. The following table sets forth pro forma financial information for the Lessee, as a percentage of revenue, for the periods indicated:

                                                          Nine Months Ended
                                                            September 30,
                                                         -------------------
                                                           1996        1995
                                                          ------      ------
STATEMENTS OF OPERATIONS DATA:

Room revenue                                                73.0%       72.1%
Food and beverage revenue                                   20.0        21.0
Other revenue                                                7.0         6.9
                                                          ------      ------
     Total revenue                                         100.0       100.0
Hotel operating expenses                                    63.4        64.7
Depreciation                                                 0.1         0.1
Other corporate expenses                                     0.3         0.3
Participating Lease expenses                                35.4        34.1
                                                          ------      ------
     Net Income                                              0.8%        0.8%
                                                          ======      ======

                                     Three Months Ended   Nine Months Ended
                                       September 30,         September 30,
                                     -------------------  ------------------
                                      1996         1995      1996      1995
                                     ------       ------    ------    ------
KEY FACTORS:

Occupancy                             76.9%        78.0%     75.4%     75.9%
ADR                                  $75.30       $68.46    $72.64    $66.08
REVPAR                               $57.94       $53.41    $54.73    $50.19

The following table sets forth pro forma room revenue for each of the Hotels and the percentage changes between the periods indicated.

                                               Three Months Ended                     Nine Months Ended
                                                  September 30,                           September 30,
                                        -----------------------------------      ----------------------------------
                                                (Dollars in thousands)                 (Dollars in thousands)

                                           1996          1995        Percent        1996          1995      Percent
                                                                      Change                                Change
                                        -----------   ----------     -------     ----------     ----------  -------
Holiday Inn Dallas DFW Airport West     $ 1,002,832   $  942,443       6.4%      $3,069,720     $2,792,749     9.9%
Courtyard by Marriott-Meadowlands         1,207,192    1,006,422      19.9%       3,250,259      2,792,612    16.4%
Hampton Inn  Richmond Airport               598,212      539,772      10.8%       1,555,913      1,444,733     7.7%
Hotel Maison de Ville                       247,771      236,981       4.6%         958,853        941,437     1.8%
Hilton Hotel- Toledo                        958,922      969,718      -1.1%       2,673,599      2,630,401     1.6%
Holiday Inn  Dallas DFW Airport South     2,107,292    2,071,201       1.7%       6,491,623      6,194,350     4.8%
Holiday Inn New Orleans                   1,619,839    1,554,101       4.2%       4,990,643      4,919,684     1.4%
International Airport
Days Inn Ocean City                       1,318,958    1,274,528       3.5%       2,129,547      2,015,226     5.7%
Holiday Inn Select- Madison               1,536,234    1,422,188       8.0%       4,100,587      3,982,525     3.0%
Holiday Inn Park Center Plaza             1,496,644    1,324,308      13.0%       4,313,287      3,643,675    18.4%
Fred Harvey Albuquerque Airport Hotel     1,198,691    1,146,525       4.5%       3,344,851      3,267,688     2.4%
Le Baron Airport Hotel                    1,819,854    1,348,171      35.0%       5,209,398      3,766,332    38.3%
Holiday Inn Mission Valley                1,709,271    1,607,891       6.3%       4,312,791      4,166,821     3.5%
Days Inn Hotel & Suites-Orlando           2,059,285    1,802,791      14.2%       6,337,411      5,438,660    16.5%
                                        ------------------------------------   -------------------------------------

Totals                                  $18,880,997  $17,247,040       9.5%     $52,738,482    $47,996,893     9.9%
                                        ====================================   =====================================

          Lessee - Comparison of the pro forma nine months ended
September 30, 1996 to the pro forma nine months ended September 30, 1995 (room revenue). Room revenue increased to $52,738,482 from $47,996,893, an increase of $4,741,589 or 9.9%, principally resulting from: (i) an increase of $457,647 in Courtyard by Marriott-Meadowlands' room revenue due to an increase in ADR to $90.98 from $80.76, (ii) an increase of $669,612 in Holiday Inn Park Center Plaza's room revenue due to an increase in ADR to $86.94 from $80.40, (iii) an increase in Le Baron
Airport Hotel's room revenues of $1,443,066 due to an increase in ADR to $74.47 from $63.35, (iv) an increase of $898,751 in the Days Inn Hotel and Suites' room revenue due to an increase in ADR to $61.44 from $49.01, and (v) an increase of $276,971 in Holiday Inn Dallas DFW West's room revenue due to an increase in ADR to $64.82 from $58.10.

          Food and beverage revenue increased to $14,429,911 from $13,987,870, an increase of $442,041 or 3.2%. Most of the hotels experienced slight increases in food and beverage revenues with the exception of Holiday Inn Dallas DFW Airport West which had a significant increase of $251,160. This increase is mainly due to major renovations of the restaurant and the bar during the fourth quarter of 1995.

          Hotel operating expenses increased to $45,783,453 from $43,086,978, an increase of $2,696,475 or 6.3%; however, as a percentage of total revenue, expenses decreased to 63.4% from 64.7% due primarily to revenue increases that were not accompanied by corresponding increases in hotel operating expenses.

          Participating Lease expenses increased to $25,607,302 from $22,712,000, an increase of $2,895,302 or 12.7%. The increase is primarily due to increased revenues which moved the lease payment into a higher percentage tier.


Liquidity and Capital Resources

          The Company's principal source of cash to meet its cash requirements, including distributions to stockholders, will be its share of the Operating Partnership's cash flow from the Participating Leases. The Lessee's obligations under the Participating Leases are secured by the pledge of 275,000 OP Units. The Lessee's ability to make rent payments under the Participating Leases and the Company's liquidity, including its ability to make distributions to shareholders, will be dependent on the ability of the Lessee and AGHI to generate sufficient cash flow from the Hotels.

          Upon consummation of the Offering, the Company had approximately $29.4 million of outstanding indebtedness, including approximately $19.4 million encumbering two of the Initial Hotels and $10 million borrowed under the Line of Credit in connection with the closing. On August 28, 1996, all amounts borrowed under the Line of Credit were repaid with the proceeds of the underwriters' over-allotment option. The Company intends to acquire additional hotels and may incur additional indebtedness to make such acquisitions or to meet distribution requirements imposed on it under the Internal Revenue Code to the extent that working capital and cash flow from the Company's investment are insufficient to make such distributions. The Company intends to limit consolidated indebtedness (measured at the time the debt is incurred) to no more than 45.0% of the Company's investment in hotels.

          The Company has a $100 million Line of Credit which the Company will use to fund acquisitions of additional hotels, make renovations and capital improvements to hotels and for working capital requirements. The Company currently has approximately $57.0 million available for borrowing under the Line of Credit ($41.2 million after closing the Orlando Hotel acquisition and its admission into the borrowing base). The Company expects that its borrowing capacity under the Line of Credit will increase to approximately $100 million, assuming all additional borrowings are used to fund capital improvements to the Hotels or the acquisition of additional hotels. Borrowings under the Line of Credit bear interest at 30-day, 60-day or 90-day LIBOR, at the option of the Company, plus 1.85% per annum, payable monthly in arrears or one-half percent in excess of the prime rate.

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

          On November 6, 1996, the Company announced that it had signed a contract to purchase the 152 room Hilton Hotel in Durham, North Carolina. The acquisition cost of approximately $12.1 million will be provided by cash on hand and borrowings from the Line of Credit. The acquisition is contingent upon the completion and satisfactory results of the business and financial due diligence reviews.

          The Participating Leases require the Company to establish annual minimum reserves equal to 4.0% of total revenue of the Hotels which will be utilized by the Lessee for the replacement and refurbishment of FF&E and other capital expenditures to enhance the competitive position of the Hotels. The Company and the Lessee will jointly determine the use of funds in this reserve and the Company will have the right to approve the Lessee's capital expenditure budgets. While the Company expects its reserve to be adequate to fund recurring capital needs, including periodic renovations, the Company may use Cash Available for Distribution, as defined below, in excess of distributions paid or funds drawn under the Line of Credit or other borrowings to fund additional capital improvements, as necessary, including major renovations at the Company's hotels.

          Cash Available for Distribution represents Funds From
Operations plus the sum of amortization of deferred financing costs, franchise transfer costs and unearned officers' compensation. This amount is then reduced by the sum of 4.0% of total revenue for each of the Hotels that is required to be set aside by the Operating Partnership for refurbishment and replacement of FF&E, capital expenditures, and other non-routine items as required by the Participating Leases and the estimated cash used to pay interest expenses related to the (i) $24.6 million costs of planned renovations and refurbishment at the seven Initial Hotels the Company plans to covert to leading franchise brands in order to reposition such hotels for future growth, (ii) the $2.6 million of planned improvements that the Company expects to make at five other Initial Hotels, (iii) and $9.3 million for planned renovations that the

Company expects to make at the Orlando Hotel. Estimated Cash Available for Distribution does not include the effects of any revenue increases expected to result from capital expenditures at the Initial Hotels.


Franchise Conversions and Other Capital Improvements

          The Company plans to spend approximately $24.6 million at the Initial Hotels and $9.3 million at the Orlando Hotel on capital improvements for renovations and franchise brand conversions during the twelve months after acquisition. The hotel properties and amounts are as follows:

                   Hotel                                 Anticipated Cost
                ----------                               ----------------
         Holiday Inn Select - Madison                        $ 1,714,000
         Holiday Inn Park Center Plaza                         4,667,000
         Fred Harvey Albuquerque Airport Hotel                 5,017,000
         Le Baron Airport Hotel                                6,500,000
         Days Inn Ocean City                                   1,905,000
         Holiday Inn Mission Valley                            2,505,000
         Holiday Inn New Orleans International Airport         2,295,000
         Days Inn Hotel & Suites - Orlando                     9,300,000
                                                             ===========
         Total Expenditures                                  $33,903,000
                                                             ===========

          In addition, the Company expects to spend up to $2.6 million on additional capital improvements during the twelve months after acquisition in connection with certain renovations and improvements at properties that will not undergo a conversion of franchise brands.

          Through September 30, 1996, the Company spent approximately $3.9 million on the franchise conversions and other capital improvements.

          There can be no assurance that the Company will be able to complete the scheduled capital improvements within the twelve months after acquisition or that the anticipated costs for the capital improvements will not exceed the amounts budgeted for that purpose. The Company intends to use borrowings under the Line of Credit and the FF&E reserve established under the Participating Leases to fund these expenditures.

Inflation

          Operators of hotels, in general, possess the ability to adjust room rates quickly. Competitive pressures may, however, limit the Lessee's ability to raise room rates in the face of inflation.

Seasonality

          The hotel industry is seasonal in nature. Generally, hotel revenue is greater in the second and third quarters of a calendar year, although this may not be true for hotels in major tourist destinations. Revenue for hotels in tourist areas generally is substantially greater during the tourist season than other times of the year. Seasonal variations in revenue at the Hotels may cause quarterly fluctuations in the Company's lease revenue.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

                         PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

            (a)   Exhibits - Form 27 - Financial Data Schedule

            (b)   Reports on Form 8-K.


                    The Company filed a Current Report on Form 8-K dated October 22, 1996 reporting that the Company acquired 100.0% of the limited and general partnership interests in the Days Inn Lake Buena Vista Partnership, L.P., which owns the 490 room Days Inn Hotel and Suites in Orlando, Florida.

                                  SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated:  November 14, 1996

                               AMERICAN GENERAL HOSPITALITY CORPORATION

                               By: /s/ Kenneth E. Barr
                                   -------------------------------------------
                                   Kenneth E. Barr
                                   Executive Vice President,
                                   Secretary and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)