Form 10-K405
period 1996-12-31
AMERICAN GENERAL HOSPITALITY CORP
filed 1997-03-31
CIK 1012967

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

     (MARK ONE)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                   OR
     [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 1-11903

                   AMERICAN GENERAL HOSPITALITY CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         MARYLAND                                             75-2648842
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


3860 W. NORTHWEST HWY., SUITE 300                               75220
        DALLAS, TEXAS                                        (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                 (214) 904-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
COMMON STOCK, $0.01 PAR VALUE                  NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X   NO
   ----    ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT OF THIS FORM 10-K. [X]

     THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK AT MARCH 27, 1997 HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $395,742,807.

     THE NUMBER OF SHARES OF COMMON STOCK OF AMERICAN GENERAL HOSPITALITY CORPORATION OUTSTANDING ON MARCH 27, 1997 WAS 14,657,141.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                                     INDEX

                                                                 FORM 10-K
                                                                   REPORT
ITEM NO.                                                            PAGE
-------                                                          ---------
                                    PART I
1.   Business...................................................       3
2.   Properties.................................................       8
3.   Legal Proceedings..........................................      21
4.   Submission of Matters to a Vote of
     Security Holders...........................................      22

                                   PART II

5.   Market for Registrant's Common
     Equity and Related Stockholder Matters.....................      22
6.   Selected Financial Information.............................      23
7.   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operation..................................................      26
8.   Financial Statements and
     Supplementary Data.........................................      34
9.   Changes in Disagreements With Accountants
     on Accounting and Financial Disclosure.....................      34

                                   PART III

10.  Directors and Executive Officers
     of the Registrant..........................................      34
11.  Executive Compensation.....................................      34
12.  Security Ownership of Certain
     Beneficial Owners and Management...........................      34
13.  Certain Relationships and Related
     Transactions...............................................      35

                                   PART IV

14.  Exhibits, Financial Statements,
     Schedules, and Reports on Form 8-K.........................      35

                                  SIGNATURES
                                   GLOSSARY

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                        THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "RISK FACTORS" AS SET FORTH IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 333-19585) AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     American General Hospitality Corporation (together with its subsidiaries, the "Company") was incorporated and formed on April 12, 1996, as a Maryland corporation, for the purpose of continuing and expanding the hotel acquisition, development and repositioning operations of American General Hospitality, Inc., and certain of its affiliates ("AGHI"). The Company is a self-administered real estate investment trust ("REIT"). On July 31, 1996, the Company completed an initial public offering (the "IPO") of 7,500,000 shares of its common stock (the "Common Stock"), acquired equity interests in 13 hotels (the "Initial Hotels") and commenced operations. The Company contributed all of the net proceeds of the IPO to American General Hospitality Operating Partnership, L.P. (the "Operating Partnership") in which the Company acquired approximately 81.3% of the limited partnership interests of the Operating Partnership ("OP Units"); the remaining OP Units were issued to the sellers of the Initial Hotels. In connection with the IPO, the Operating Partnership acquired the Initial Hotels with a total of 3,012 guest rooms. The principal transactions in connection with the formation of the Company and the acquisition of the Initial Hotels are referred to herein as the "Formation Transactions."

     Since the IPO, the Company has acquired seven hotels with an aggregate of 1,617 guest rooms. The Company currently owns 20 hotels in thirteen states with an aggregate of 4,633 guest rooms (the "Hotels"). In February 1997, the Company completed a follow-on public offering (the "1997 Public Offering") of 6,368,300 shares of its Common Stock (inclusive of the shares issued pursuant to the exercise of the Underwriters' overallotment option in March 1997). The Company contributed all of the net proceeds of the 1997 Public Offering to the Operating Partnership and now holds an approximate 88.5% interest in the Operating Partnership.

     In order to qualify as a REIT, the Company may not operate hotels. As a result, the Company leases the Hotels to AGH Leasing, L.P. (the "Lessee"), which is owned in part by certain executive officers of the Company, pursuant to separate participating leases (the "Participating Leases"). Each Participating Lease has a term of twelve years from the inception of the lease, subject to earlier termination upon the occurrence of certain events. Under the Participating Leases, the Lessee is obligated to pay the Company the greater of fixed weekly base rent ("Base Rent") and monthly participating rent ("Participating Rent") based on a percentage of revenues at each of the Hotels. The Participating Leases are designed to allow the Company to achieve substantial participation in any future growth of revenues generated at the Hotels.

     In addition, the Lessee has engaged AGHI to manage all of the Hotels pursuant to separate management agreements (the "Management Agreements") other than the Wyndham Garden Hotel-Marietta (formerly the Four Points by Sheraton(R)), which is managed by Wyndham Hotel Corporation. The Company does not have any economic interest in AGHI's hotel management operations.

     Upon the closing of the IPO, the Company closed a $100 million line of credit (the "Line of Credit") with a consortium of banks led by Societe General, Southwest Agency and Bank One, Texas N.A. In February 1997 the Line of Credit was increased to $150 million (the "Line of Credit"). The Line of Credit is secured by among other things, first mortgage liens on all of the Hotels, other than Holiday Inn(R) Dallas DFW Airport South, Courtyard by Marriott(R)- Meadowlands, Radisson Hotel(R) Arlington Heights and French Quarter Suites Hotel. The Line of Credit has an initial term of three years that is subject to extension under certain circumstances for an additional one-year term. While its organizational documents contain no limitation on the amount of debt it may incur, the Line of Credit limits its consolidated indebtedness (measured at the time the debt is incurred) to not more than 45.0% of the Company's investment in hotels.

Recent Developments

Recent Acquisitions:
-------------------

     Since the IPO, the Company has invested approximately $128.6 million in hotel acquisitions. Set forth below are summary descriptions of the Company's acquisitions since the IPO.

     Days Inn(R) Lake Buena Vista-Lake Buena Vista, Florida. On October 22, 1996, the Company acquired the 490-room Days Inn Lake Buena Vista for an aggregate purchase price of approximately $30.5 million. In connection with the acquisition, the Company also paid an aggregate of approximately $2.4 million to acquire a license and an association membership related to the hotel's African royal safari theme (as described below) and for certain hotel-related design services. The hotel contains 94 suites and approximately 4,200 square feet of meeting and convention space. The Company has budgeted approximately $9.3 million to complete an extensive renovation program to upgrade the entire hotel and to reposition the hotel as a Wyndham Hotel(R) during the fourth quarter of 1997. The renovations will include the addition of approximately 9,000 square feet of convention space and the redesign of the exterior of the hotel to reflect an African royal safari theme that will tie in with Disney's Animal Kingdom theme park, which is expected to open in 1998.

     Holiday Inn Resort Monterey-Monterey, California. On November 21, 1996, the Company acquired the 204-room Holiday Inn Resort Monterey for approximately $15.5 million in cash. The Company has budgeted approximately $3.9 million in renovations to upgrade the hotel's guest rooms and public areas in order to reposition the hotel as a Hilton Hotel(R) during the fourth quarter of 1997.

     Hilton Hotel-Durham-Durham, North Carolina. On January 8, 1997, the Company acquired the 152-room Hilton Hotel-Durham for approximately $12.1 million in cash. During 1997 the Company expects to add 42 guest rooms to the hotel at an anticipated cost of approximately $2.4 million and invest approximately $465,000 in other renovations.

     Radisson Hotel(R) Arlington Heights-Arlington Heights, Illinois. On February 28, 1997, the Company acquired the Radisson Hotel Arlington Heights for approximately $11.5 million, payable as follows: (i) $3.3 million in cash and
(ii) the assumption of a one-year, $8.2 million first mortgage note, which bears interest at the rate of 7.5% per annum. The Company granted the seller a future cash flow right in order to compensate the sellers for the expected improvement in the hotel's performance that is not fully reflected in the historical operating results. The Radisson Hotel Arlington Heights is a 201-room full-service hotel constructed in 1981. During 1998, the Company intends to complete a $10.7 million renovation and expansion of the hotel, which is expected to include the addition of approximately 100 guest rooms.

     Portfolio Purchase. On March 17, 1997, the Company acquired a portfolio of hotels, including the Wyndham Garden Hotel - Marietta, Georgia (formerly the Four Points by Sheraton(R)), the Sheraton Key Largo and the French Quarter Suites Hotel for purchase prices aggregating approximately $59.1 million (the "Portfolio Purchase"). The purchase price for the Portfolio Purchase was payable as follows: (i) approximately $49.5 million in cash and (ii) the assumption of approximately $9.6 million of mortgage indebtedness secured by the French Quarter Suites Hotel.

     Wyndham Garden Hotel-Marietta, Georgia (formerly Four Points by Sheraton). The Company has allocated a cash purchase price of $17.0 million to the 219-room Wyndham Garden Hotel - Marietta. During 1997, the Company expects to invest approximately $2.8 million to renovate the hotel. The hotel was repositioned to operate as a Wyndham Garden Hotel(R) concurrent with the purchase. The Company leases the hotel to the Lessee which, in turn, has retained Wyndham Hotel Corporation to manage the hotel.

     Sheraton Key Largo-Key Largo, Florida. The Company has allocated a cash purchase price of $26.1 million to the Sheraton Key Largo. This hotel is a 200-room resort complex situated on a private beach on the western coastline of the Florida Keys. During 1997, the Company expects to invest approximately $3.0 million in improvements to the hotel and to reposition the hotel to operate as a Westin Resort(R).

     French Quarter Suites Hotel-Atlanta, Georgia. The Company has allocated a $16.0 million purchase price to the French Quarter Suites Hotel that was payable as follows: (i) approximately $6.4 million in cash and (ii) the assumption of approximately $9.6 million in mortgage indebtedness, which bears interest at the rate of 9.75% per annum. The hotel was constructed in 1985 and contains a total of 155 guest rooms, of which 144 are suites. During 1997, the Company plans to invest approximately $2.8 million to complete an extensive renovation of the hotel and to reposition the hotel to operate as a DoubleTree Guest Suites(R).

Wyndham Alliance:
----------------

     On January 9, 1997, the Company entered into an agreement with Wyndham Hotel Corporation and its affiliates (collectively, "Wyndham") relating to a strategic alliance (the "Wyndham Alliance") between Wyndham and the Company. Pursuant to the Wyndham Alliance, (i) in connection with the conversion of a hotel owned by the Company to the Wyndham brand, Wyndham will acquire, as directed by the Company, Common Stock or OP Units (the "Alliance Securities") in an amount equal to nine times the estimated franchise fee payable to Wyndham during the first twelve months such hotel is operated as a Wyndham brand, (ii) Wyndham will have the non-exclusive right to franchise new hotel acquisitions that the Company has determined should undergo a brand conversion and (iii) the Company will be given the opportunity to bid on any hotels to be acquired by Wyndham that it intends to assign to a REIT or any hotel with respect to which Wyndham intends to enter into a sale-leaseback arrangement with a REIT simultaneously with the hotel's purchase. Wyndham's purchase of the Alliance Securities pursuant to the Wyndham Alliance is subject to the satisfaction of certain conditions, including the consent of Wyndham's lenders, and will be at a price per share of Common Stock or OP Unit equal to the average closing sale price of the Common Stock on the New York Stock Exchange, Inc. (the "NYSE") for the 30 trading days preceding the earlier of (i) the date on which Wyndham consents to the conversion of a Company hotel to a Wyndham brand or (ii) the date on which the Company publicly announces its proposed acquisition of a hotel that is to be converted to a Wyndham brand. Any such purchase of Alliance Securities will occur within 30 days after a Company hotel is converted to a Wyndham brand. No purchase of Alliance Securities occurred in connection with the conversion of the Best Western(R) Albuquerque Airport Hotel to the Wyndham brand nor will such a purchase occur in connection with the planned conversion of the Days Inn Lake Buena Vista and the Wyndham Garden Hotel-Marietta (formerly the Four Points by Sheraton(R)) to Wyndham brands. Within 30 days after the conversion of the Le Baron Airport Hotel to the Wyndham Hotel brand, Wyndham has agreed, subject to certain conditions, to purchase 112,969 shares of Common Stock at a negotiated price of $22.13 per share. The Wyndham Alliance will expire on December 31, 1999.

CONTRACTS FOR HOTEL ACQUISITIONS:
--------------------------------
     On March 26, 1997, the Company announced that it had signed contracts to purchase two hotels for approximately $32.9 million from two independent sellers. The hotels are the 249 room Holiday Inn Corporate Center in Phoenix, Arizona and the 226 room Hilton Airport Hotel in Grand Rapids, Michigan. The acquisition cost will be provided by funds from the Company's 1997 Public Offering and borrowings from the Line of Credit. The acquisition is contingent upon the completion and satisfactory results of the business and financial due diligence reviews.

EMPLOYEES

     The Company is self-administered and employs Messrs. Jorns, Wiles, Barr, Valentine and four additional individuals as well as appropriate support personnel to manage its operations.


ENVIRONMENTAL MATTERS

     Under various federal, state, and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person who arranges for (or transports for) the disposal or treatment of a hazardous or toxic substance at a property owned by another may be liable for the costs of removal or remediation of such substance released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of the Hotels, the Company, the Operating Partnership or the Lessee, as the case may be, may be potentially liable for such costs.

     In reliance upon the Phase I ESAs, the Company believes the Hotels are in material compliance with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. Neither the Company nor, to the knowledge of the Company, any of the current owners of the Current Hotels has been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of its hotels.


GROWTH STRATEGIES

Acquisition Strategies:
----------------------

     The Company will seek to maximize current returns to stockholders through increases in Cash Available for Distribution and to increase long-term total returns to stockholders through appreciation in value of the Common Stock. The Company plans to achieve these objectives through participation in any increased revenues from the Hotels, pursuant to the Participating Rent payments under the Participating Leases and by the acquisition and selective development of additional hotels.

     The Company intends to continue to acquire additional hotels that meet one or more of the investment criteria outlined below:

   . full-service hotels located in major metropolitan markets, including hotels that are in close proximity to the airports that serve such markets, as well as selective prominent hotels in major tourist areas;

   . hotels that are underperforming and are candidates for implementation of market repositioning, franchise conversion and turnaround strategies;

   . hotels where the Company believes that necessary renovation or redevelopment can be completed expeditiously and will result in an immediate improvement in the hotel's revenues and an attractive return on its renovation or redevelopment investment;

   . hotels with sound operating fundamentals that are performing below their potential because they are owned or controlled by financially distressed owners or involuntary owners that may have acquired hotels through foreclosure, including owners that lack the financial resources or the commitment to make capital improvements appropriate for such hotels;

   . hotels in attractive locations that the Company believes would benefit significantly by changing franchises to a recognized brand affiliation that is capable of increasing penetration in a particular market;

   . nationally franchised hotels in locations with a relatively high demand for rooms, relatively low supply of competing hotels and high barriers to entry; and

   . portfolios of hotels that exhibit some or all of the other criteria discussed above, where purchasing several hotels in one transaction enables the Company to obtain a favorable price, or to purchase attractive hotels that otherwise would not be available to the Company.


Internal Growth Strategy:
------------------------

     The Company believes that, based on the historical operating results of the Hotels, the strength of the Company's and AGHI's existing management teams and the structure of the Participating Leases, the Hotels provide the Company with the opportunity for significant revenue growth. The Company believes that it has structured its business relationships with AGHI and the Lessee to provide incentives to operate and maintain the Hotels in a manner that will increase revenue and the Cash Available for Distribution.

     Operational Repositioning. The Company expects to achieve internal growth through the application of AGHI's operating strategies, which stress responsiveness and adaptability to changing market conditions to maximize revenue growth. The Company's objectives include increasing REVPAR through increases in occupancy and ADR through AGHI's continuing use of (i) interactive yield management techniques, (ii) highly developed operating systems and controls, (iii) targeted sales and marketing plans, (iv) proactive financial management, (v) extensive training programs and (vi) an incentive-based compensation structure.

     Participating Leases Structure. The Participating Leases are designed to allow the Company to participate in any increased revenues from the hotels in which it invests. The Company also believes that AGHI's marketing and yield management techniques contribute to maximizing revenues at the hotels managed by it, thereby increasing the rent payable to the Company by the Lessee under the Participating Leases. While the rent provisions of the Participating Leases are revenue-based, such provisions have been developed with consideration of the fixed and variable nature of hotel operating expenses and changes in operating margins typically associated with increases in revenues.

     Other Operators. The Company intends to selectively seek other qualified hotel brand owner/operators and hotel management companies, in addition to the Lessee and AGHI, to lease and/or manage certain of the Company's future hotel acquisitions. The Company anticipates that it will lease hotels to independent hotel operators or, as a condition to entering into a Participating Lease with the Lessee, will require the Lessee to retain an independent hotel manager in connection with selected acquisitions, provided such lessee or manager has demonstrated, in the Company's judgment, (i) certain unique knowledge of the hotel or the market in which the hotel operates,
(ii) a proven track record for implementing product, brand and operational repositioning strategies, (iii) a significant national or regional lodging reputation or (iv) substantial financial resources. In addition, the Company will seek to develop lessee or management relationships with operators that are capable of providing the Company with attractive acquisition opportunities that satisfy its investment criteria. The Company believes that the use of a flexible lessee or manager structure, coupled with the continued expansion of its brand and franchise relationships, will result in additional acquisition opportunities for the Company. Consistent with this strategy, the Lessee retained Wyndham Hotel Corporation to manage the Wyndham Garden Hotel-Marietta (formerly the Four Points by Sheraton(R)) hotel following its acquisition by the Company. The engagement of a lessee or manager other than the Lessee or AGHI to operate the Company's hotels is subject to the approval of the Line of Credit lenders.

     Capital Improvements, Renovations and Brand Conversions. The Company believes a regular program of capital improvements, including replacement and refurbishment of FF&E at the Hotels, as well as the renovation and redevelopment of selected hotels, is essential to maintaining the competitiveness of the hotels and maximizing revenue growth. Consistent with this strategy, as of February 28, 1997, the Company had invested approximately $19.7 million (an average of approximately $4,248 per guest room) in capital improvements and renovations at the Hotels. The Company has budgeted for the remainder of 1997 and 1998 approximately $45.6 million (an average of approximately $9,850 per guest room) for additional renovations and capital improvements at these hotels. The Company attempts to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruptions to the hotel's operations. In addition, the Company has agreements in place that will permit the Company to convert, by the first quarter of 1998, thirteen of the Hotels to new brand affiliations with nationally recognized hotel companies.

COMPETITION

     The hotel industry is highly competitive. Each of the Hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, ADR and REVPAR of the Hotels or at hotel properties acquired in the future.

     The Company may be competing for investment opportunities with entities that have substantially greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage, including risks with respect to the creditworthiness of a hotel operator or the geographic proximity of its investments. Competition may generally reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell. Further, the Company believes competition from entities organized for purposes substantially similar to the Company's objectives could increase significantly if the Company is successful. There is no restriction in the Participating Leases or the Management Agreements on the Lessee's or AGHI's ability to lease or manage hotels which may compete with the Company's hotels. Although not currently anticipated, AGHI and the Lessee may manage or lease (but may not acquire or develop) hotels that compete with the Company's hotels.

SEASONALITY

     The hotel industry is seasonal in nature. Generally, hotel revenue is greater in the second and third quarters of a calendar year, although this may not be true for hotels in major tourist destinations. Seasonal variations in revenue at the Hotels may cause quarterly fluctuations in the Company's lease revenue.

TAX STATUS

     The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 1996. If the Company qualifies for taxation as a REIT, the Company (subject to certain exceptions) will not be subject to federal income taxation at the corporate level on its taxable income that is distributed to the stockholders of the Company. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95.0% of its annual taxable income. Failure to qualify as a REIT would render the Company subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates, and distributions to the stockholders in any such year would not be deductible by the Company. Although the Company has not requested a ruling from the Internal Revenue Service (the "IRS") as to its REIT status, the Company has received the opinion of its legal counsel that the Company qualifies for taxation as a REIT, which opinion is based on certain assumptions and representations and is not binding on the IRS or any court. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain federal, state and local taxes on its income and property. In connection with the Company's election to be taxed as a REIT, the Company's Charter imposes restrictions on the transfer of shares of Common Stock. The Company has adopted the calendar year as its taxable year.

ITEM 2.  PROPERTIES

     The Hotels are diversified by seven different national hotel brands and include eighteen full-service hotels and two limited-service hotels. In addition, the Company plans to reposition, by the first quarter of 1998, thirteen of the Hotels (six Holiday Inns, two Days Inns, two Sheratons, and three independent hotels), through an upgrade and conversion, into hotels that operate under the Wyndham Hotel, Wyndham Garden Hotel, Westin Resort, Hilton Hotel, DoubleTree Guest Suites, Crowne Plaza(R), Holiday Inn Select(R), and Hampton Inn(R) brands. The Company believes that following such upgrading and conversion, these hotels will experience increases in occupancy and room rates as a result of the new franchisors' national brand recognition, reservation systems and group sales organization. There can be no assurance that any or all of such brand conversions and repositionings will occur as planned or that, if such brand conversions and repositionings occur, the affected hotels will experience occupancy and rate increases. The Company believes that the diversity of its portfolio moderates the potential effects on the Company of regional economic conditions or local market competition affecting specific hotel franchises, hotel markets or price segments within the industry.

     The following table sets forth certain information with respect to the Hotels. The chart summarizes the historical performance of the Hotels for each of the years ended December 31, 1995 and 1996. The operating performance of the Holiday Inn Dallas DFW Airport West and the Hampton Inn Richmond Airport was impacted during 1995 by extensive and ongoing renovations at those hotels.

                                                                                 Year Ended December 31
                                           Year Opened/     Number of           ------------------------
           Hotels/Location(1)              Renovated(2)    Guest Rooms           1995              1996     % Change
-------------------------------------   ---------------    -----------          -----------   -----------   ---------
 Holiday Inn Dallas DFW Airport West(3)
Bedford, Texas                               1974/1995             243
   Occupancy                                                                          69.4%          72.5%      (4.5)%
   ADR                                                                              $ 60.08        $ 63.57       5.8 %
   REVPAR                                                                           $ 41.70        $ 46.11      10.6%
Courtyard by Marriott-Meadowlands(3)
Secaucus, New Jersey                         1989/1994             165
   Occupancy                                                                          77.8%          80.3%       3.2 %
   ADR                                                                              $ 81.77        $ 92.16      12.7 %
   REVPAR                                                                           $ 63.58        $ 73.99      16.4 %

Hampton Inn Richmond Airport(3)
Richmond, Virginia                           1987/1995             124
   Occupancy                                                                          70.8%          74.0%       4.5 %
   ADR                                                                              $ 57.69        $ 60.67       5.2 %
   REVPAR                                                                           $ 40.86        $ 44.89       9.9 %
Hotel Maison de Ville(3)
New Orleans, Louisiana                       1788/1994              23
   Occupancy                                                                          66.5%          66.2%      (0.5)%
   ADR                                                                              $232.97        $241.64       3.7 %
   REVPAR                                                                           $154.91        $159.85       3.2 %
Hilton Hotel-Toledo(3)
Toledo, Ohio                                 1987/1994             213
   Occupancy                                                                          72.8%          70.6%      (3.0)%
   ADR                                                                              $ 59.98        $ 63.52       5.9 %
   REVPAR                                                                           $ 43.65        $ 44.84       2.8
Holiday Inn Dallas DFW Airport
 South(3)(4)(5)
Irving, Texas                                1974/1995             409
   Occupancy                                                                          76.9%          75.6%      (1.7)%
   ADR                                                                              $ 71.26        $ 75.49       5.9 %
   REVPAR                                                                           $ 54.78        $ 57.05       4.1 %


                                                                                 Year Ended     December 31
                                           Year Opened/     Number of           ------------    ------------
           Hotels/Location(1)              Renovated(2)    Guest Rooms             1995             1996       % Change
-------------------------------------   ---------------    -----------          -----------      -----------   ---------
Holiday Inn New Orleans International
 Airport(3)(4)(5)
Kenner, Louisiana                            1973/1994             304
   Occupancy                                                                         81.2%          74.6%       (8.1)%
   ADR                                                                             $ 72.83        $ 80.09       10.0 %
   REVPAR                                                                          $ 59.16        $ 59.74        1.0 %
Days Inn Ocean City(3)(5)(6)
Ocean City, Maryland                         1989/1994             162
   Occupancy                                                                         49.3%          50.4%        2.2 %
   ADR                                                                             $ 76.10        $ 78.07        2.6 %
   REVPAR                                                                          $ 37.50        $ 39.31        4.8 %
Crowne Plaza-Madison
Madison, Wisconsin                           1987/1995             227
   Occupancy                                                                         79.3%          76.5%       (3.5)%
   ADR                                                                             $ 78.46        $ 82.39        5.0 %
   REVPAR                                                                          $ 62.26        $ 63.04        1.3 %
Holiday Inn Park Center Plaza(5)(7)
San Jose, California                         1975/1990             231
   Occupancy                                                                         72.1%          74.7%        3.6 %
   ADR                                                                             $ 78.16        $ 87.95       12.5 %
   REVPAR                                                                          $ 56.38        $ 65.69       16.5 %
Wyndham Albuquerque Airport Hotel
Albuquerque, New Mexico                      1972/1994             266
   Occupancy                                                                         83.7%          80.4%       (4.0)%
   ADR                                                                             $ 53.24        $ 56.08        5.3 %
   REVPAR                                                                          $ 44.55        $ 45.07        1.2 %
Le Baron Airport Hotel(5)(8)
San Jose, California                         1973/1995             327
   Occupancy                                                                         65.2%          73.4%       12.6 %
   ADR                                                                             $ 64.40        $ 77.13       19.8 %
   REVPAR                                                                          $ 42.01        $ 56.80       35.2 %
Holiday Inn Mission Valley(4)(5)
San Diego, California                        1970/1995             318
   Occupancy                                                                         68.5%          67.4%       (1.6)%
   ADR                                                                             $ 65.17        $ 67.29        3.3 %
   REVPAR                                                                          $ 44.63        $ 45.32        1.5 %
Days Inn Lake Buena Vista(5)(8)
Orlando, Florida                             1985/1994             490
   Occupancy                                                                         77.8%          72.5%       (6.8)%
   ADR                                                                             $ 49.02        $ 61.12       24.7 %
   REVPAR                                                                          $ 38.16        $ 44.31       16.1 %
Holiday Inn Resort Monterey(5)(9)
Monterey, California                         1971/1996             204
   Occupancy                                                                         63.8%          67.4%        5.6 %
   ADR                                                                             $ 91.25        $100.44       10.1 %
   REVPAR                                                                          $ 58.19        $ 67.72       16.4 %
Hilton Hotel
Durham, North, Carolina                      1987/1995             152
   Occupancy                                                                         72.1%          75.1%        4.2 %
   ADR                                                                             $ 76.42        $ 83.90        9.8 %
   REVPAR                                                                          $ 55.08          63.04       14.5 %
Wyndham Garden Hotel-Marietta (formerly
 the Four Points by Sheraton(R))(5)(10)
Marietta, Georgia                            1985/1996             219
   Occupancy                                                                         70.4%          63.7%       (9.5)%
   ADR                                                                             $ 69.02        $ 82.77       19.9 %
   REVPAR                                                                          $ 48.60        $ 52.72        8.5 %
Sheraton Key Largo(5)(11)
Key Largo, Florida                           1985/1996             200
   Occupancy                                                                         73.3%          76.6%        4.5 %
   ADR                                                                             $112.70        $118.80        5.4 %
   REVPAR                                                                          $ 82.59        $ 90.97       10.2 %

                                                                                 Year Ended      December 31
                                           Year Opened/     Number of           ------------    ------------
           Hotels/Location(1)              Renovated(2)    Guest Rooms              1995             1996      % Change
-------------------------------------   ---------------    -----------          -----------      -----------   ---------
French Quarter Suites Hotel(5)(12)
Atlanta, Georgia                             1985/1996          155
   Occupancy                                                                        78.5%            70.6%      (10.1)%
   ADR                                                                             $96.21          $107.96       12.2%
   REVPAR                                                                          $75.52          $ 76.23        0.9%
Radisson Hotel Arlington Heights(3)
Arlington Heights, Illinois                  1981/1995          201
   Occupancy                                                                        63.5%            70.2%       10.6%
   ADR                                                                             $68.08          $ 76.91       13.0%
   REVPAR                                                                          $43.25          $ 54.00       24.9%
                                                               -------

   Totals                                                        4,633
                                                               =======
Weighted Averages:
   Occupancy                                                                        72.7%            72.3%       (0.6) %
   ADR                                                                             $70.82          $ 78.33       10.6 %
   REVPAR                                                                          $51.48          $ 56.63       10.0 %

(1) The occupancy, ADR and REVPAR calculations for the Hotels are derived from room revenue included in the audited financial data relating to each of the Hotels for each of the periods indicated except for the following hotels, for which information is audited only from the date of acquisition of such hotel by the company or AGHI (such date is set forth in parentheses):
     Holiday Inn Resort Monterey (November 1996) and Holiday Inn Dallas DFW Airport West (June 1995). The occupancy, ADR and REVPAR calculations for the periods prior to the date of acquisition of the hotels have been provided to management by the prior owners of such hotels.
(2) Year renovated reflects the calendar year in which management deems that a significant renovation was completed at the hotel.
(3)  This hotel was managed by AGHI prior to its acquisition by the Company.
(4)  The Company plans to reposition this hotel to operate as a Holiday Inn
     Select.
(5) There can be no assurance that the brand conversion and repositioning of this hotel will occur as planned.
(6)  The Company plans to reposition this hotel to operate as a Hampton Inn.
(7)  The Company plans to reposition this hotel to operate as a Crowne Plaza.
(8)  The Company plans to reposition this hotel to operate as a Wyndham Hotel.
(9)  The Company plans to reposition this hotel to operate as a Hilton Hotel.
(10) The Company repositioned this hotel to operate as a Wyndham Garden Hotel. The Lessee has retained Wyndham Hotel Corporation as the manager of this hotel.
(11) The Company plans to reposition this hotel to operate as a Westin Resort.
(12) The Company plans to reposition this hotel to operate as a DoubleTree Guest Suites.

OPTIONS TO PURCHASE AND RIGHTS OF FIRST REFUSAL

     Pursuant to the option agreements (the "Option Agreements") relating to the Courtyard by Marriott in Boise, Idaho and the Courtyard by Marriott in Durham, North Carolina (the "Option Hotels), the Company has the option and right of first refusal to acquire AGHI's (i) 50.0% partnership interest in the partnership that owns the Boise, Idaho Option Hotel and (ii) 16.7% partnership interest in the partnership that owns the Durham, North Carolina Option Hotel. The Boise, Idaho Option Hotel was opened in October 1996. The Durham, North Carolina Option Hotel is currently under development and is expected to open during April 1997.


THE PARTICIPATING LEASES

     In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership may operate hotels or related properties. The Operating Partnership leases each Hotel to the Lessee for a term of twelve years from the inception of the lease pursuant to separate Participating Leases that provide for rent equal to the greater of Base Rent or Participating Rent. In addition, the Company and the Lessee are party to a Lease Master Agreement (the "Lease Master Agreement"), which sets forth the terms of the Lessee Pledge and certain other matters. Each Participating Lease with the Lessee contains terms substantially similar to those described below.

     Participating Lease Terms.   Each Participating Lease has a term of twelve
years from the date of the Company's acquisition of the hotel subject to such lease, subject to earlier termination upon the occurrence of certain contingencies described in the Participating Lease.

     Base Rent; Participating Rent; Additional Charges.   Each Participating
Lease requires the Lessee to pay (i) fixed weekly Base Rent, (ii) on a monthly basis, the excess of Participating Rent over Base Rent, with Participating Rent based on certain percentages of room revenue, food and beverage revenue and telephone and other revenue at each Hotel, and (iii) certain other amounts, including interest accrued on any late payments or charges ("Additional Charges"). Base Rent and Participating Rent departmental thresholds (departmental revenue on which the rent percentage is based) are increased annually by a percentage equal to the percentage increase in the CPI (as defined in "Glossary") (CPI percentage increase plus 0.75% in the case of the Participating Rent departmental revenue thresholds) compared to the prior year. Base Rent is payable weekly in arrears. Participating Rent is payable in arrears based on a predetermined monthly schedule. The monthly departmental thresholds and the weekly Base Rent are set based on each Hotel's annual budget, which reflects the seasonal variations in the Hotel's revenues. Participating Rent payments during each calendar quarter will be adjusted at the end of each quarter to reflect actual results. A final adjustment of the Participating Rent for each fiscal year will be made, based on audited statements of revenue for each hotel.

     The table below sets forth (i) the annual Base Rent, (ii) Participating Rent formulas and (iii) the pro forma rent that would have been paid for each hotel pursuant to the terms of the Participating Leases based on the historical revenues for the twelve months ended December 31, 1996, as if the Company had owned the hotels and the Participating Leases were in effect during such twelve-month period and January 1, 1996 was the beginning of the lease year.

                                 LEASE                         PARTICIPATING
                            EXPIRATION DATE    BASE RENT       RENT FORMULA
                                (MONTH/       (DOLLARS IN      (DOLLARS IN                    TWELVE MONTHS ENDED
    HOTEL PROPERTIES             YEAR          THOUSANDS)       THOUSANDS)                     DECEMBER 31, 1996
    ---------------         ---------------   -----------      -------------     ---------------------------------------------------

                                                                                                     PRO FORMA
                                                                                                   PARTICIPATING
                                                                                                       RENT
                                                                                               -------------------------------------
                                                                                   PRO FORMA
                                                                                     TOTAL                                 TELEPHONE
                                                                                    REVENUE            ROOM          F&B   AND OTHER
                                                                              ------------------------------------------------------
                                                                                                    (DOLLARS IN THOUSANDS)
Holiday Inn Dallas DFW
  DFW Airport West
  -Bedford, Texas..........            6/08          $827   Rooms:  25.0% of             $5,632          $1,607      $ 80    $ 57
                                                            first $2,650;
                                                            60.0% of next
                                                            $825; 70.0%
                                                            thereafter; F&B:
                                                            5.0% of first
                                                            $905; 10.0%
                                                            thereafter;
                                                            Telephone and
                                                            Other: 22.5%
Courtyard by Marriott-
  Meadowlands (1)
  -Secaucus, New Jersey....            6/08           946   Rooms:  20.0% of              5,067           1,938         0      70
                                                            first $2,150;
                                                            60.0% of next
                                                            $1,351; 70.0%
                                                            thereafter;
                                                            Telephone and
                                                            Other: 25.0%
Hampton Inn Richmond
  Airport
  -Richmond,
   Virginia................            6/08           530   Rooms:  30.0% of              2,164             972         0      35
                                                            first $1,155;
                                                            70.0%
                                                            thereafter;
                                                            Telephone and
                                                            Other:  30.0%
Hotel Maison de Ville(2)
  -New Orleans,
   Louisiana...............            6/08           274   Rooms:  15.0% of              2,026             437        38      12
                                                            first $890; 60.0%
                                                            of next
                                                            $210; 70.0%
                                                            $thereafter; F&B:
                                                            5.0% of first
                                                            $430; 10.0%
                                                            thereafter;
                                                            Telephone and
                                                            Other: 15.0%
Hilton Hotel - Toledo
  -Toledo, Ohio............            6/08           832   Rooms:  15.0% of              6,077           1,062       250      54
                                                            first $2,400;
                                                            60.0% of next
                                                            $650; 70.0%
                                                            thereafter; F&B:
                                                            7.5% of first
                                                            $1,800; 22.5%
                                                            thereafter;
                                                            Telephone and
                                                            Other: 20.0%

                                 LEASE                         PARTICIPATING
                            EXPIRATION DATE    BASE RENT       RENT FORMULA
                                (MONTH/       (DOLLARS IN      (DOLLARS IN                   TWELVE MONTHS ENDED
    HOTEL PROPERTIES             YEAR          THOUSANDS)       THOUSANDS)                    DECEMBER 31, 1996
    ---------------         ---------------   -----------      -------------     ---------------------------------------------------
                                                                                                     PRO FORMA
                                                                                                   PARTICIPATING
                                                                                                       RENT
                                                                              ------------------------------------------------------
                                                                                   PRO FORMA
                                                                                     TOTAL                                 TELEPHONE
                                                                                    REVENUE            ROOM          F&B   AND OTHER
                                                                              ------------------------------------------------------
                                                                                                (DOLLARS IN THOUSANDS)
Holiday Inn Dallas DFW
Airport South (3)
  -Irving, Texas.........   6/08                    2,410  Rooms:  25.0% of first        12,188           3,623       465      59
                                                           $4,650; 60.0% of next
                                                           $2,950; 70.0% thereafter;
                                                           F&B: 10.0% of
                                                           first $2,280; 30.0%
                                                           thereafter; Telephone
                                                           and Other 12.5%
Holiday Inn New Orleans
  International Airport
  -Kenner, Louisiana.....   6/08                    2,099  Rooms:  25.0% of first        8,441            3,225       152     113
                                                           $3,050; 65.0% of next
                                                           $2,350; 75.0% thereafter;
                                                           F&B: 7.5% of first
                                                           $930; 20.0% thereafter;
                                                           Telephone and
                                                           Other: 25.0%
Days Inn Ocean City (4)
  -Ocean City,
   Maryland..............   6/08                      719  Rooms:  30.0% of first         2,446           1,221        0       34
                                                           $1,025; 70.0%
                                                           thereafter; Telephone
                                                           and Other: 30.0%
Crowne Plaza-
  Madison (5)(6)
  -Madison, Wisconsin....   6/08                    1,597  Rooms:  25.0% of first         8,105           2,509      314       70
                                                           $2,250; 60.0% of next
                                                           $1,950; 70.0% thereafter;
                                                           F&B: 10.0% of first
                                                           $1,900; 20.0% thereafter;
                                                           Telephone and Other: 25.0%
Holiday Inn Park
  Center Plaza(7)(8)
  -San Jose,
   California............   6/08                    1,091  Rooms:  20.0% of first         8,007           2,080       120     177
                                                           $3,600; 65.0% of next
                                                           $1,050; 75.0% thereafter;
                                                           F&B: 5.0% of first
                                                           $1,350; 10.0% thereafter;
                                                           Telephone and Other: 30.0%
Wyndham Albuquerque
  Airport Hotel (9)
  -Albuquerque,
   New Mexico............   6/08                    1,202  Rooms:  25.0% of first         6,518           1,847       109      99
                                                           $2,560; 60.0% of next
                                                           $1,060; 70.0% thereafter;
                                                           F&B: 5.0% of first $1,190;
                                                           10.0% thereafter; Telephone
                                                           and Other: 25.0%
LeBaron Airport
  Hotel (10)(11)
  -San Jose, California..   6/08                    1,323  Rooms:  20.0% of first        10,179           3,011       183     106
                                                           $3,100; 60.0% of next
                                                           $1,975; 70.0% thereafter;
                                                           F&B: 5.0% of first $2,320;
                                                           15.0% thereafter; Telephone
                                                           and Other: 30.0%
Holiday Inn Mission
  Valley(12)(13)
  -San Diego,               6/08                    1,542  Rooms:  25.0% of first         6,797           2,081       71       97
   California............                                  $3,570; 65.0% of next
                                                           $900; 75.0% thereafter;
                                                           F&B:  5.0% of first
                                                           $845; 15.0% thereafter;
                                                           Telephone and Other:  25.0%
Days Inn Lake Buena
  Vista(14)(15)
  -Lake Buena Vista,       10/08                    5,044* Rooms:  25.0% of first         9,447           4,615       40      389
   Florida...............                                  $2,152; 60.0% of next
                                                           $2,686, 70.0% thereafter;
                                                           F&B:  5.0% of first $589,
                                                           10.0% thereafter; Telephone
                                                           and Other:  50.0%
Holiday Inn Resort -
  Monterey(16)(17)
  -Monterey, California..  11/08                    1,279  Rooms:  20.0% of first         6,277           1,754       30       96
                                                           $3,240; 60.0% of next
                                                           $1,660; 70.0% thereafter;
                                                           F&B:  2.5% of first $765,
                                                           5.0% thereafter; Telephone
                                                           and Other:  40.0%

                                 LEASE                         PARTICIPATING
                            EXPIRATION DATE    BASE RENT       RENT FORMULA
                                (MONTH/       (DOLLARS IN      (DOLLARS IN                   TWELVE MONTHS ENDED
    HOTEL PROPERTIES             YEAR          THOUSANDS)       THOUSANDS)                    DECEMBER 31, 1996
    ---------------         ---------------   -----------      -------------     ---------------------------------------------------
                                                                                                     PRO FORMA
                                                                                                   PARTICIPATING
                                                                                                       RENT
                                                                                               -------------------------------------
                                                                                   PRO FORMA
                                                                                     TOTAL                                 TELEPHONE
                                                                                    REVENUE            ROOM          F&B   AND OTHER
                                                                              ------------------------------------------------------
                                                                                                (DOLLARS IN THOUSANDS)
Hilton Hotel -
Durham(18)
  -Durham,                   1/09                   1,133  Rooms:  25.0% of first         5,568           1,452      183       61
   North Carolina                                          $2,075; 60.0% of next
                                                           $692; 70.0% thereafter;
                                                           F&B:  7.5% of first
                                                           $1,276; 15.0% thereafter;
                                                           Telephone and
                                                           Other:  30.0%
Wyndham Garden Hotel-
  Marietta (formerly Four
  Points by Sheraton(19)
  -Marietta, Georgia         3/09                   1,350  Rooms:  20.0% of first         5,751           1,719       127      69
                                                           $2,400; 65.0% of next
                                                           $1,150; 75.0% thereafter;
                                                           F&B:  7.5% of first $1,090;
                                                           20.0% thereafter; Telephone
                                                           and Other:  30.0%
Sheraton Key
  Largo(20)(21)
  -Key Largo, Florida        3/09                   2,184  Rooms:  20.0% of first         9,279           2,499        72      85
                                                           $3,950; 60.0% of next
                                                           $1,875; 70.0% thereafter;
                                                           F&B:  2.5% of first
                                                           $1,674; 5.0% thereafter;
                                                           Telephone and
                                                           Other:  25.0%
French Quarter Suites
  Hotel(22)(23)
  -Atlanta, Georgia          3/09                   1,373  Rooms:  25.0% of first         5,518           2,126        64      49
                                                           $2,050; 65.0% of next
                                                           $925; 75.0% thereafter;
                                                           F&B:  5.0% of first
                                                           $715; 10.0% thereafter;
                                                           Telephone and
                                                           Other:  25.0%
Radisson Hotel
  Arlington Heights(24)
  -Arlington Heights,        2/09                     922  Rooms:  20.0% of first         4,664           1,459      110       76
   Illinois                                                $2,450; 60.0% of next
                                                           $820; 70.0% thereafter;
                                                           F&B:  15.0% of first
                                                           $300; 60.0% thereafter;
                                                           Telephone and
                                                           Other:  25.0%
                                               ----------                              -------------------------------------------
TOTAL - All
  Hotels                                          $28,677                              $130,151         $41,237   $2,408   $1,808
                                               ==========                              ===========================================

* Pro forma Base Rent at the Days Inn Lake Buena Vista exceeded Participating Rent by $306 and therefore Participating Rent has been increased by this amount to reflect the excess of Base Rent over Participating Rent for the applicable period.

(1) If food & beverage ("F&B") revenue exceeds $1,000, Participating Rent will include 5% of total F&B revenue.
(2) There was an additional adjustment to the room department Participating Rent thresholds of 4.0% in 1997.
(3) There was an additional adjustment to the room department Participating Rent thresholds of 2.0% in 1997 and 2.0% in 1998.
(4)  The Participating Rent formula was reset in 1997 to the following: Rooms:
     30.0% of first $1,400; 70.0% thereafter; Telephone and Other: 30.0%. Base Rent was reset in 1997 to $800 and will grow at CPI thereafter.
(5) There will be an additional adjustment to the room department Participating Rent thresholds of 3.0% in 2000.
(6)  The Participating Rent formula was reset in 1997 to the following: Rooms:
     25.0% of the first $2,500; 60.0% of next $2,400; 70.0% thereafter; F&B:
     10.0% of first $2,000; 20.0% thereafter; Telephone and Other: 30.0%. Base Rent was reset in 1997 to $1,750 and will grow at CPI thereafter.
(7)  The Participating Rent formula was reset in 1997 to the following: Rooms:
     20.0% of first $3,875; 65.0% of next $1,300; 75.0% thereafter; F&B: 5.0% of first $1,625; 10.0% thereafter; Telephone and Other: 30.0%. Base Rent was reset in 1997 to $1,400 and will grow at CPI thereafter.
(8) There will be an additional adjustment to the room department Participating Rent thresholds of 2.0% in 1999 and 2.0% in 2000.
(9)  The Participating Rent formula was reset in 1997 to the following: Rooms:
     25.0% of first $3,350; 60.0% of next $1,400; 70.0% thereafter; F&B: 5.0% of first $1,350; 10.0% thereafter; Telephone and Other: 25.0%. Base Rent was reset in 1997 to $1,400 and will grow at CPI thereafter.
(10) The Participating Rent formula was reset in 1997 to the following: Rooms:
     20.0% of first $3,350; 60.0% of next $2,800; 70.0% thereafter; F&B: 5.0% of first $1,850; 15.0% thereafter; Telephone and Other: 30.0%. The Participating Rent formula will be reset in 1998 to the following: Rooms:
     20.0% of first $3,950; 60.0% of next $3,100; 70.0% thereafter; F&B: 5.0% of first $1,950; 15.0% thereafter; Telephone and Other: 30.0%. Base Rent was reset in 1997 to $2,100 and will grow at CPI thereafter.
(11) There will be an additional adjustment to the room department Participating Rent thresholds of 4.0% in 1999.

(12) The Participating Rent formula was reset in 1997 to the following: Rooms:
     25.0% of first $3,825; 65.0% of next $950; 75.0% thereafter; F&B: 5.0% of first $1,000; 10.0% thereafter; Telephone and Other: 25.0%. Base Rent was reset in 1997 to $1,800 and will grow at CPI thereafter.
(13) There will be an additional adjustment to the room department Participating Rent thresholds of 3.0% in 1999.
(14) There will be an additional adjustment to the room department Participating Rent thresholds of 2.0% in 1999 and 2.0% in 2000.
(15) The Participating Rent formula will reset in 1998 to the following: Rooms:
     25.0% of first $5,744; 60.0% of next $4,468; 70.0% thereafter; F&B: 5.0% of first $747; 10.0% thereafter; Telephone and Other: 50.0%. Base Rent will reset in 1998 to $4,459 and grow at CPI thereafter.
(16) There will be an additional adjustment to the room department Participating Rent thresholds of 6.5% in 1999 and 3.0% in 2000.
(17) The Participating Rent formula will reset in 1998 to the following: Rooms:
     20.0% of first $3,180; 60.0% of next $1,430; 70.0% thereafter; F&B: 2.5% of first $794; 5.0% thereafter; Telephone and Other: 50.0%. Base Rent will reset in 1998 to $1,543 and grow at CPI thereafter.
(18) The Participating Rent formula will reset in 1998 to the following:  Rooms:
     25.0% of first $2,460; 60.0% of next $911; 70.0% thereafter; F&B:  7.5% of first $1,522; 15.0% thereafter; Telephone and Other: 30.0%. Base Rent will reset in 1998 to $1,564 and grow at CPI thereafter.
(19) The Participating Rent formula will reset in 1998 to the following:  Rooms:
     25.0% of first $2,625; 65.0% of next $1,275; 75.0% thereafter; F&B 7.5% of first $1,130; 20.0% thereafter; Telephone and Other 30.0%. Base Rent will be reset to $1,460 and grow at CPI thereafter.
(20) There will be an additional adjustment to the room department Participating Rent thresholds of 2.5% in 1999 and 2.5% in 2000 and 1.0% in 2001.
(21) The Participating Rent formula will reset in 1998 to the following: Rooms:
     20.0% of first $3,875; 60.0% of next $2,200; 70.0% thereafter; F&B:  2.5%
     of first $1,737; 5.0% thereafter; Telephone and Other: 25.0%. Base Rent will reset in 1998 to $2,284 and grow at CPI thereafter.
(22) There will be an additional adjustment to the room department Participating Rent thresholds of 3.0% in 1999 and 1.0% in 2000.
(23) The Participating Rent formula will reset in 1998 to the following: Rooms:
     25.0% of first $2,450; 65.0% of next $1,050; 75.0% thereafter; F&B:  5.0%
     of first $742; 10.0% thereafter; Telephone and Other: 25.0%. Base Rent will reset in 1998 to $1,466 and grow at CPI thereafter.
(24) The Participating Rent formula will reset in 1998 to the following: Rooms:
     20.0% of first $2,575; 60.0% of next $1,000; 70.0% thereafter; F&B:  7.5%
     of first $1,100; 15.0% thereafter; Telephone and Other: 25.0%. Base Rent will reset in 1998 to $1,162 and grow at CPI thereafter.

     Other than real estate and personal property taxes and assessments, rent payable under the ground leases, casualty insurance, including loss of income insurance, capital impositions and capital replacements and refurbishments (determined in accordance with generally accepted accounting principles), which are obligations of the Company, the Participating Leases require the Lessee to pay rent, liability insurance (see "Insurance and Property Taxes and Assessments"), all costs and expenses and all utility and other charges incurred in the operation of the Hotels. The Participating Leases also provide for rent reductions and abatements in the event of damage or destruction or a partial taking of any Hotel as described under "Damage to Hotels" and "Condemnation of Hotels."

     Lessee Capitalization; Lessee Pledge.   At the time of the IPO, the
partners of the Lessee (i) capitalized the Lessee with $500,000 in cash and (ii) pursuant to the Lessee Pledge, pledged 275,000 OP Units to the Company to secure the Lessee's obligations under the Participating Leases. OP Units subject to the Lessee Pledge may be released therefrom without duplication, (a) on a one-for-one basis as the Lessee acquires OP Units or shares of Common Stock or (b) upon the contribution to the Lessee of cash or an increase in undistributed earnings in an amount equal to the then current market value of the OP Units to be released from the Lessee Pledge.

   Distribution Restrictions.   The Lessee may not pay any distributions to its
partners (except for the purpose of permitting its partners to pay taxes on the income attributable to them from the Lessee and except for distributions relating to interest or dividends received by the Lessee from cash or securities held by it) or make any other distributions to affiliates of the Lessee, other than limited amounts relating to Lessee overhead or pursuant to the Management Agreements, until the Lessee's net worth equals the greater of (i) $6.0 million or (ii) 17.5% of actual rent payments from hotels leased to the Lessee during the preceding calendar year (annualized for 1996) (the "Lessee Distribution Restriction"). During the period of the Lessee Distribution Restriction, the Lessee will be required, subject to compliance with applicable securities laws, to purchase annually Common Stock on the open market or, if any such purchase would violate the ownership limitation in the Company's Charter, or at the option of the Operating Partnership, OP Units, in an amount equal to the Lessee's cash flow attributable to the Participating Leases for the preceding fiscal year (after establishing a reserve for partner tax distributions). For purposes of calculating the net worth threshold for the Lessee Distribution Restriction, annual rent payments will be determined on a calendar year basis and will be annualized for any partial calendar year. If the Lessee's net worth exceeds the net worth threshold for the Lessee Distribution Restriction, the Lessee may make distributions to its partners, provided that, after such distribution, the Lessee's net worth equals or exceeds the net worth threshold for the Lessee Distribution Restriction and provided that at such time there exists no Event of Default (as defined in the Participating Leases) under the Participating Leases. All Common Stock or OP Units acquired by the Lessee during the period of the Lessee Distribution Restriction may not be sold or transferred for a period of two years after their acquisition (other than to partners in the Lessee) unless, following such transfer, the net worth threshold for the Lessee Distribution Restriction is satisfied.

     Subordination of Management Fees.   The Lessee has engaged AGHI to operate
19 of the Hotels. The Participating Leases provide that effective upon written notice by the Company of any monetary Event of Default under the Participating Leases or a default under the Furniture, Fixtures and Equipment ("FF&E") Note, and during the continuance thereof, no management fees will be paid to AGHI with respect to any Hotel. Any deferred management fee will accrue without interest until any such default has been cured. In addition, each Management Agreement which the Lessee enters into must provide that AGHI will repay to the Company any payments made to it by the Lessee while any such default has occurred and is continuing.

     Maintenance and Improvements.   The Participating Leases obligate the
Company to establish annually a reserve for capital improvements at each Hotel (including the periodic replacement or refurbishment of FF&E). The aggregate amount of such reserves is equal to 4.0% of total revenue for each Hotel (which, on a consolidated pro forma basis for the twelve months ended September 30, 1996, represented approximately 5.4% of room revenue). Any unexpended amounts will remain the property of the Company upon termination of the Participating Leases. Otherwise, the Lessee will be required, at its expense, to maintain the Hotels in good order and repair, except for ordinary wear and tear, and to make non-structural, foreseen and unforeseen, and ordinary and extraordinary, repairs (other than capital repairs) which may be necessary and appropriate to keep the Hotels in good order and repair.

     The Lessee is not obligated to bear the cost of any capital improvements or capital repairs to the Hotels. With the consent of the Company, however, the Lessee, at its expense, may make capital additions, modifications or improvements to the Hotels, provided that such action does not significantly alter their character or purposes and maintains or enhances the value of the Hotels. All such alterations, replacements and improvements are subject to all the terms and provisions of the Participating Leases and will become the property of the Company upon termination of the Participating Leases. The Company owns substantially all personal property (other than inventory) not affixed to, or deemed a part of, the real estate or improvements at the Hotels, but does not own such personal property which would cause any portion of the rents under the Participating Leases not to qualify as "rents from real property" for REIT income test purposes.

     Insurance and Property Taxes and Assessments.   The Company is responsible
for paying for (i) real estate and personal property taxes and assessments at the Hotels (except to the extent that personal property associated with the Hotels is owned by the Lessee), (ii) casualty insurance on the Hotels and (iii) business interruption insurance covering the Base Rent and Participating Rent. The aggregate real estate and personal property tax obligations for the Hotels during the twelve months ended December 31, 1996 was approximately $4.3 million. The Lessee is required to pay or reimburse the Company for all liability insurance on the Hotels, with extended coverage, including comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to the Hotels and naming the Company as an additional named insured.

     Events of Default.   Events of Default under the Participating Leases and
the Lease Master Agreement include, among others, the following:

     (i) the failure by the Lessee to pay Base or Participating Rent when due and the continuation of such failure for a period of ten days after receipt by the Lessee of notice from the Company;

     (ii) the failure by the Lessee to observe or perform any other term of a Participating Lease or the Lease Master Agreement and the continuation of such failure for a period of 30 days after receipt by the Lessee of notice from the Company thereof, unless the Lessee is diligently proceeding to cure, in which case the cure period will be extended to 180 days;

     (iii) if the Lessee shall generally not be paying its debts as they become due or file a petition for relief or reorganization or arrangement or any other petition in bankruptcy, for liquidation or to take advantage of any bankruptcy or insolvency law of any jurisdiction, make a general assignment for the benefit of its creditors, consent to the appointment of a custodian, receiver, trustee or other similar officer with respect to it or any substantial part of its assets, be adjudicated insolvent or take corporate action for the purpose of any of the foregoing;

     (iv) if the Lessee is liquidated or dissolved or commences proceedings to effect the same, or ceases to do business or sells all or substantially all of its assets;

     (v) if the Lessee voluntarily discontinues operations of a Hotel for more than three days, except as a result of damage, destruction, condemnation or force majeure; or

     (vi) if an event of default beyond applicable cure periods occurs under the Franchise License with respect to any Hotel as a result of any action or failure to act by the Lessee or its agents (including AGHI).

     In addition, a default of the type described above will result in a cross-default of all other Participating Leases to which the Lessee is a party.

     Indemnification.   Under each of the Participating Leases, the Lessee has
agreed to indemnify, and is obligated to hold harmless, the Company from and against all liabilities, costs and expenses (including reasonable attorneys' fees and expenses) incurred by, imposed upon or asserted against the Company on account of, among other things, (i) any accident or injury to persons or property on or about the Hotels, including claims under liquor liability, "dram shop" or similar laws; (ii) any misuse by the Lessee or any of its agents of the leased property; (iii) any environmental liability (except to the extent such liability results from a pre-existing condition) (see "Environmental Matters" below); (iv) taxes and assessments in respect of the Hotels (other than real estate and personal property taxes and assessments (other than on property owned by the Lessee) and income taxes of the Company on income attributable to the Hotels and capital impositions); (v) any breach of the Participating Leases by the Lessee; or (vi) any breach of any subleases related to the Hotels, provided, however, that such indemnification does not require the Lessee to indemnify the Company against the Company's own negligent acts or omissions or willful misconduct.

     Assignment and Subleasing.   The Lessee is not permitted to sublet all or
any part of the Hotels or assign its interest under any of the Participating Leases, other than to an affiliate of the Lessee, without the prior written consent of the Company. The Company has generally agreed to consent to any sublease of any portion of any Hotel that sells alcoholic beverages to the Beverage Corporations (as defined in "Formation Transactions") or of a retail portion of any Hotel (provided such sublease will not cause any portion of the Rents to fail to qualify as "rents from real property" for REIT income qualification test purposes). See "Sublease" below. No such assignment or subletting will release the Lessee from any of its obligations under the Participating Leases.

     Damage to Hotels.   In the event of damage to or destruction of any Hotel
covered by insurance which then renders the hotel unsuitable for its intended use and occupancy, the Company may elect not to repair, rebuild or restore the hotel, in which event the Participating Lease shall terminate, and the Company generally shall be entitled to retain any proceeds of insurance related to such damage or destruction. In the event the Company terminates a Participating Lease under such circumstances, the Company, at its option, must either (i) pay the Lessee the fair market value of the Lessee's leasehold interest in the remaining term of the lease (which amount will be determined by discounting to present value, for each year of the remainder of the lease term, cash flow attributable to such lease after deducting the cost component of the applicable management fees, at an annual discount rate of 12% (for the purposes of such calculation, the annual cash flow for each remaining year of the lease term shall be equal to the cash flow attributable to such lease for the twelve months ended on the lease termination date)) or (ii) offer to lease to the Lessee a substitute hotel on terms that would create a leasehold interest in such hotel with a fair market value equal to or exceeding the fair market value of the Lessee's remaining leasehold interest under the Participating Lease to be terminated.

     In the event that damage to or destruction of a Hotel which is covered by insurance does not render such hotel unsuitable for its intended use and occupancy as a hotel, the Company or, at the Company's option, the Lessee, generally will be obligated to repair or restore such hotel. In the event of material damage to or destruction of any Hotel which is not covered by insurance, the Company may either repair, rebuild or restore the hotel (at the Company's expense) to substantially the same condition as existed immediately prior to such damage or terminate the Participating Lease without penalty. In the event of non-material damage to a Hotel, the Company is required to repair, rebuild or restore the hotel at its expense. During any period required for repair or restoration of any damaged or destroyed Hotel, rent will be equitably abated.

     Condemnation of Hotels. In the event of a total condemnation of a Current Hotel, the relevant Participating Lease will terminate with respect to such hotel as of the date of taking, and the Company and the Lessee will be entitled to their shares of any condemnation award in accordance with the provisions of the Participating Lease. In the event of a partial taking which does not render the hotel unsuitable for the Lessee's use, the Lessee shall restore the untaken portion of the hotel to a complete architectural unit, and the Company shall contribute to the cost of such restoration that part of the condemnation award required for such restoration.

     Termination of Participating Leases upon Disposition of the Current Hotels. In the event the Company enters into an agreement to sell or otherwise transfer a Current Hotel, the Company will have the right to terminate the Participating Lease with respect to such hotel upon 30 days' prior written notice upon either
(i) paying the Lessee the fair market value of the Lessee's leasehold interest in the remaining term of the Participating Lease to be terminated (which amount will be determined by discounting to present value, for each year of the remainder of the lease term, cash flow attributable to such lease after deducting the cost component of the applicable management fees, at an annual discount rate of 12% (for the purposes of such calculation, the annual cash flow for each remaining year of the lease term shall be equal to the cash flow attributable to such lease for the twelve months ended on the lease termination date)) or (ii) offering to lease to the Lessee a substitute hotel on terms that would create a leasehold interest in such hotel with a fair market value equal to or exceeding the fair market value of the Lessee's remaining leasehold interest under the Participating Lease to be terminated.

     Termination of Participating Leases upon Change in Tax Laws. In the event that changes in federal income tax laws allow the Company or a subsidiary or affiliate to directly operate hotels, the Company will have the right to terminate all, but not less than all, Participating leases with the Lessee, in which event the Company will pay the Lessee the fair market value of the remaining term of the Participating Lease.

     Franchise Licenses.   The Company has agreed that the Lessee will be the
licensee under each of the Franchise Licenses on the Hotels. Holiday Inn, Promus (on behalf of Hampton Inn), Marriott and Hilton have agreed that upon the occurrence of certain events of default by the Lessee under a Franchise License, such franchisors will temporarily transfer the Franchise License for the hotel to an operator designated by the Company and acceptable to such franchisor to allow the new operator time to apply for a new Franchise License. The Company intends to seek similar temporary operational rights with respect to new Franchise Licenses that are expected to be entered into with Wyndham, DoubleTree, Crowne Plaza, Westin and Sheraton.

     Sublease.   In order to facilitate compliance with state and local liquor laws and regulations, the Lessee subleases those areas of the Hotels (other than the Radisson Hotel Arlington Heights and Wyndham Garden Hotel-Marietta (formerly the Four Points by Sheraton(R))) that comprise the restaurant and other areas where alcoholic beverages are served to the Beverage Corporations. In accordance with the terms of the Beverage Subleases, each Beverage Corporation is obligated to pay to the Lessee rent payments equal to 30% of each such corporation's annual gross revenues generated from the sale of food and beverages generated from such areas; however, pursuant to the Participating Leases, such subleases will not reduce the Participating Rent payments to the Company, which it is entitled to receive from such food and beverage sales.

     Other Lease Covenants.   The Lessee has agreed that during the term of the
Participating Leases it will maintain a ratio of total debt to Consolidated Net Worth (as determined in the Participating Leases) of less than or equal to 50.0%, exclusive of capitalized leases and the FF&E Note. In the event the Lessee is required to pledge any of its assets to the Company's lenders in connection with a Company hotel financing, and such assets are subsequently sold in a foreclosure proceeding, the Lessee will be entitled to be reimbursed by the Company for the fair market value of such assets.

     Inventory.   The initial standard inventory of goods and supplies required in the operation of the hotels has been purchased at the Lessee's expense and is owned by the Lessee. Any inventory used by the Lessee in the operation of each Hotel shall, upon termination of its Participating Lease, be purchased by the Company or its designee for its fair market value.

     Approval of Managers by Company.   The Company has the right to approve
(which approval will not be unreasonably withheld) the engagement by the Lessee of any operator of a Hotel other than AGHI or an affiliate of AGHI. The Company has the right to approve the payment of management fees to AGHI under the Management Agreements in excess of 3.5% of the gross revenues at a particular hotel.

The Management Agreements

AGHI

     The Lessee has engaged AGHI to manage 19 of the Hotels pursuant to the Management Agreements. The following is a summary of the Management Agreements and certain related agreements:

     Management Agreement Terms. Each Management Agreement has an initial twelve-year term. In the event of the extension or renewal of the term of the applicable Participating Lease, the Management Agreement will be similarly extended or renewed.

     Management Fees. Each Management Agreement requires the Lessee to pay AGHI a monthly base fee equal to 1.5% of gross revenues, plus an incentive fee of up to 2.0% of gross revenues. AGHI is entitled to receive an incentive fee equal to 0.025% of annual gross revenues for each 0.1% increase in annual gross revenues over the gross revenues for the preceding twelve-month period up to the maximum incentive fee. Such incentive fee is payable quarterly and is adjusted at the end of each calendar year to reflect actual results. Every four years the basis upon which the incentive fee is calculated is required to be renegotiated between the Lessee and the Manager. The payment of the management fees to AGHI by the Lessee are subordinate to the Lessee's obligations to the Company under the Participating Leases. The management fees payable to AGHI during 1996 and 1997, respectively, will be earned only to the extent that the Lessee's taxable income during each such year exceeds the sum of rent payable under the Participating Leases, plus Lessee overhead expense, plus $50,000.
Each Management Agreement requires AGHI to repay to the Lessee within 60 days after the end of each such year any management fees previously paid but not earned by AGHI under the Management Agreements. In addition, the Lessee has agreed to reimburse AGHI at cost for all expenses incurred in supervising capital improvements to be performed at the hotels. AGHI will be reimbursed, at the rate of $1,500 per month for each full-service hotel and $1,000 per month for each limited-service hotel for accounting and financial services performed by AGHI, which will be funded by the Lessee under the Participating Leases.

     Termination of Participating Lease. In the event of a termination of a Participating Lease for a Hotel, the Management Agreement for such hotel also will terminate.

     Obligation to Purchase Common Stock.   Messrs. Jorns and Wiles, who are
stockholders of AGHI and are also executive officers of the Company, have agreed to use 50.0% of the dividends (net of the tax liability attributed to such dividends) received by them from AGHI that are attributable to AGHI's earnings from the management of hotels owned by the Company (as determined in good faith by such officers) to purchase, subject to compliance with applicable securities laws, annually in the open market, during each of the twelve years following the closing of the IPO, additional shares of Common Stock, or, if any such purchase would violate the ownership limitation in the Company's Charter, or at the option of the Operating Partnership, OP Units. For the year ended December 31, 1996, Messrs. Jorns and Wiles were required to purchase 700 and 200 shares of common stock respectively.

     Certain Transfer Restrictions.   The stockholders of AGHI have agreed, for
so long as more than 50.0% of the Management Agreements with respect to the Initial Hotels remain in place, to grant to the Lessee or its designee a right of first refusal to acquire, under certain circumstances, any stock of AGHI that is proposed to be sold in a Change of Control Transaction (as defined below). The Lessee assigned this right to the Company or its designee. This right is subordinate to a right of first refusal in favor of AGHI and the existing stockholders of AGHI set forth in AGHI's existing stockholders' agreement. For this purpose, a Change in Control Transaction means a sale of stock in AGHI that will result in the ability of a person (other than a current stockholder of AGHI) and his or its controlled Affiliates to elect at least a majority of the Board of Directors of AGHI. A Change in Control Transaction does not include (i) an underwritten public offering of common stock of AGHI, (ii) the transfer of stock to a spouse of an AGHI stockholder, (iii) the transfer of stock to a trust for the benefit of the spouse and/or children of an AGHI stockholder, or (iv) the transfer of stock to any corporation or other entity of which a stockholder controls at least 50.0% of the voting interests. The stockholders of AGHI have also granted to the Lessee or its designee, for so long as more than 50.0% of the initial Management Agreements remain in place, a right of first offer to acquire such stockholders' interests in AGHI prior to any proposed merger or business combination transaction involving AGHI that would result in the stockholders of AGHI or their affiliates holding less than 25.0% of the interests in the surviving entity. The Lessee has assigned this right to the Company or its designee.

Wyndham

     The Lessee has engaged Wyndham to manage the Wyndham Garden Hotel-Marietta (formerly the Four Points by Sheraton(R)). The management agreement with Wyndham has an initial twelve year term and provides for the payment of a base management fee equal to 1.5% of gross revenues at the hotel plus an incentive management fee of up to 1.5% of gross revenues. Wyndham will be entitled to receive the incentive management fee during the first two years of the term of the agreement if (i) annualized 1997 gross revenues for the hotel exceed 1996 gross revenues for the hotel by at least 6% and (ii) 1998 gross revenues for the hotel exceed 1996 gross revenues for the hotel by at least 12%. Thereafter, the incentive management fee will be earned if annual gross revenues for the hotel exceed the 1998 gross revenues for the hotel by at least the cumulative percentage increase in CPI since 1998. The Lessee's payment of the base management fee to Wyndham is subordinated to the payment of Base Rent under the Participating Lease relating to the hotel, and the payment of the incentive management fee to Wyndham is subordinated to the payment of the Base Rent and Participating Rent thereunder. In addition, Wyndham will be reimbursed by the Lessee, at an initial rate of approximately $4,960 per month, for accounting and financial services performed by Wyndham.

MORTGAGE INDEBTEDNESS

     The Holiday Inn Dallas DFW South is subject to non-recourse mortgage indebtedness in the outstanding principal amount of $14.0 million as of December 31, 1996 (the "DFW South Loan"). The DFW South Loan was entered into on January 30, 1996, bears interest at the rate of 8.75% per annum and is payable in equal monthly installments of principal and interest of approximately $125,930 each. The DFW South Loan matures on January 1, 2011, at which time a balloon payment in the amount of approximately $6,120,000 will be due and payable. The loan may not be prepaid in whole or in part until after February 1, 1998 and after such date may only be prepaid in whole with payment of a yield maintenance premium generally equal to the discounted present value of all interest payments due between the prepayment date and maturity of the loan.

     The Courtyard by Marriott-Meadowlands is subject to non-recourse mortgage indebtedness that secures two notes in the outstanding principal amounts of approximately $4.5 million and $575,800, respectively, as of December 31, 1996 (the "Secaucus Loans"). The $4.5 million portion of the Secaucus Loans, which was entered into on December 30, 1993, bears interest at a rate of 7.5% per annum and is payable in equal monthly installments of principal and interest of approximately $39,300 each. This portion of the Secaucus Loans matures on January 1, 2001, at which time a balloon payment in the amount of approximately $3,985,000 will be due and payable.

     The $575,800 portion of the Secaucus Loans was entered into on January 11, 1996, bears interest at a rate of 7.89% per annum and is payable in equal monthly installments of principal and interest of approximately $14,750 that will fully amortize the loan as of January 1, 2001. In connection with the IPO and the transfer of the Courtyard by Marriott-Meadowlands hotel to a subsidiary of the Operating Partnership, the Company agreed to guarantee to the holder of the Secaucus Loans payment of rent under the ground lease relating to the hotel ($150,000 per annum), real estate taxes ($190,500 for the twelve months ended December 31, 1996) and capital reserves required by the Secaucus Loans (4% of the gross revenues), and guarantee that, after a default under the Secaucus Loans, Base Rent from the Participating Lease will be applied to the Secaucus Loans, in each case until such loans are satisfied or such hotel is transferred (by foreclosure or otherwise) to the holder of such loans.

     The French Quarter Suites Hotel is subject to a non-recourse mortgage note encumbering the hotel in the outstanding principal amount, as of December 31, 1996, of approximately $9.6 million (the "French Quarter Loan"). The French Quarter Loan was entered into on June 14, 1995, bears interest at the rate of 9.75% per annum and is payable in equal monthly installments of principal and interest of approximately $93,100 each. The French Quarter Loan matures on July 1, 2002, at which time a balloon payment of approximately $8.2 million will be due and payable.

     The Radisson Hotel Arlington Heights is subject to a one-year mortgage note in the principal amount of approximately $8.2 million (the "Radisson Loan"). The Radisson Loan bears interest at the rate of 7.5% per annum, and will require quarterly payments in arrears of interest only of $154,100. The Radisson Loan matures on March 3, 1998, at which time a balloon payment of approximately $8.2 million will be due and payable.

LINE OF CREDIT

     Neither the Company's Bylaws nor its Charter limits the amount of indebtedness the Company may incur. To ensure that the Company has sufficient liquidity to conduct its operations, including funding the acquisition of additional hotels, making renovations and capital improvements to hotels and for working capital requirements, the Company has access to the Line of Credit. The Line of Credit is secured by, among other things, first mortgage liens on all of the Hotels, other than Holiday Inn Dallas DFW Airport South, Courtyard by Marriott-Meadowlands, Radisson Hotel Arlington Heights and French Quarter Suites Hotel. The Line of Credit also will be secured by a mortgage lien on any subsequently acquired hotels purchased without outstanding mortgage indebtedness. While the Company currently has a maximum borrowing limit of up to $150 million under the Line of Credit, the Company's aggregate advances under the Line of Credit are limited to the lesser of (i) 40% of the aggregate appraised value of the Hotels and any other hotel securing the Line of Credit after giving effect to the Company's use of proceeds from any indebtedness towards hotel acquisitions and certain renovations and capital improvements,
(ii) 40% of the aggregate purchase price of the Hotels and any other hotel acquisitions securing the Line of Credit after giving effect to the Company's use of proceeds from any indebtedness towards hotel acquisitions and certain renovations and capital improvements, and (iii) the combined trailing twelve months EBITDA (defined under the Line of Credit as net income of the Company before interest expense, taxes, depreciation and amortization to the extent each reduces net income less a 4% reserve for replacements of FF&E) generated by the Hotels and any other hotels securing the Line of Credit, multiplied by 5.0. In addition, the Line of Credit provides that the lenders must consent to any development activities by the Company other than development in connection with the limited expansion of existing hotels. Also, the Line of Credit lenders must approve the lessee, manager and the franchise brand of any hotel securing the Line of Credit in the future. In addition, the Line of Credit requires that the current limited partners of the Lessee own no less than 65% of the limited partnership interests of the Lessee at all times.

     Outside of the Line of Credit, the Company and its subsidiaries may incur up to $50 million in additional qualified debt including the debt assumed in connection with the acquisitions of the Holiday Inn Dallas DFW Airport South, Courtyard by Marriott-Meadowlands Hotel, Radisson Hotel Arlington Heights and French Quarter Suites Hotel without prior consent of its Line of Credit lenders. The Line of Credit expires on July 31, 1999 and is subject to extension under certain circumstances for an additional one-year term. Borrowings under the Line of Credit bear interest at 30-day, 60-day or 90-day LIBOR, (5.50%, 5.53% and 5.56% at December 31, 1996), at the option of the Company, plus 1.85% per annum, payable monthly in arrears. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the Line of Credit and which could reduce the amount of Cash Available for Distribution.

GROUND LEASES

     Four of the Hotels are subject to ground leases with third parties with respect to the land underlying each such hotel. The ground leases are triple net leases which require the tenant to pay all expenses of owning and operating the hotel, including real estate taxes and structural maintenance and repair. One other Hotel is subject to a ground lease with the state of Florida for certain offshore real property accessible by the guests of the hotel.

     The Courtyard by Marriott-Meadowlands is subject to a ground lease with respect to approximately 0.37 acres. The ground lease terminates in March 2036, with two ten-year options to renew. The lease requires a fixed rent payment equal to $150,000 per year, subject to a 25.0% increase every five years thereafter beginning in 2001 and a percentage rent payment equal to 3.0% of gross room revenues.

     The Wyndham Albuquerque Airport Hotel is subject to a ground lease with respect to approximately 10 acres. The ground lease terminates in December 2013, with two five-year options to renew. The lease requires a fixed rent payment equal to $19,180 per year subject to annual consumer price index adjustment and a percentage rent payment equal to 5.0% of gross room revenues, 3.0% of gross receipts from the sale of alcoholic beverages, 2.0% of gross receipts from the sale of food and non-alcoholic beverages and 1.0% of gross receipts from the sale of other merchandise or services. The lease also provides the landlord with the right, subject to certain conditions, to require the Company, at its expense, to construct 100 additional hotel rooms if the occupancy rate at the hotel is 85.0% or more for 24 consecutive months and to approve any significant renovations scheduled at the hotel. The occupancy rate at the Wyndham Albuquerque Airport Hotel for the year ended December 31, 1996 was 80.4%.

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

     The Sheraton Key Largo property includes approximately 42,500 square feet of off-shore bay bottom land in Florida Bay on which a commercial marina is operated pursuant to a lease from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida, as lessor. The lease, which terminates in May 2021, requires an annual lease fee of approximately $3,100. SKL of Florida, Inc., the lessee under the lease and the seller of the hotel, gave a quit claim assignment of its interest in the lease to the Company upon the closing of the purchase of the hotel.

FRANCHISE AGREEMENTS

     Seventeen of the Hotels are operated under Franchise Licenses with nationally recognized hotel companies. In addition, two of the Hotels that are not currently subject to franchise agreements are expected to become subject to franchise agreements during the second quarter of 1997. The Company anticipates that most of the additional hotels in which it invests will be operated under Franchise Licenses. The Franchise Licenses generally specify certain management, operating, recordkeeping, accounting, reporting, and marketing standards and procedures with which the Lessee must comply. The Franchise Licenses obligate the Lessee to comply with each franchisor's standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the Lessee, display of signage, and the type, quality, and age of FF&E included in guest rooms, lobbies, and other common areas.

     The Franchise Licenses provide for termination at each franchisor's option upon the occurrence of certain events, including the Lessee's failure to pay royalties and fees or perform its other covenants under the respective license agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the license without the consent of the franchisor, or failure to comply with applicable law in the operation of the relevant Hotel. Certain of the Franchise Licenses require that the Company guarantee the payment of franchise fees, liquidated damages and termination fees on behalf of the Lessee. The Lessee is not entitled to terminate the Franchise Licenses unless it receives the prior written consent of the Company. The Franchise Licenses do not renew automatically upon expiration. The Lessee is responsible for making all payments under the Franchise Licenses to the franchisors. Under the franchise agreements, the Lessee pays franchise royalty fees ranging from 2.0% to 5.0% of room revenue.

INSURANCE

     The Company carries comprehensive liability, fire, extended coverage and business interruption insurance with respect to the Hotels, with policy specifications, insured limits and deductibles customarily carried for similar hotels. The Company will carry similar insurance with respect to any other hotels developed or acquired in the future. There are, however, certain types of losses (such as losses arising from wars, certain losses arising from hurricanes and earthquakes, and losses arising from other acts of nature) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in the affected hotel, as well as the anticipated future revenues from such hotel, and would continue to be obligated on any mortgage indebtedness or other obligations related to the hotel. Any such loss could adversely affect the business of the Company. Management of the Company believes the Hotels are adequately insured in accordance with industry practices.


ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor the Operating Partnership is currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company or the Operating Partnership. AGHI and the Lessee have advised the Company that they currently are not involved in any material litigation, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 1996.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND DISTRIBUTION INFORMATION

     The Company's Common Stock began trading on the NYSE on July 26, 1996 under the symbol "AGT." On March 27, 1997, the last reported sale price per share of Common Stock on the NYSE was $27.00 and there were 52 holders of record of the Company's Common Stock. The following table sets forth the quarterly high and low closing sale prices per share of Common Stock reported on the NYSE and the cash distributions declared per share by the Company with respect to each such period.

                                        Price Range                 Cash
                                                               Distributions
                                                                  Declared
                                                                 Per Share
                                      ----------------------
                                           High        Low
                                      -------------------------------------
1996
   Third Quarter, from July 26, 1996      $19         $17 1/2   $0.2476(1)
   Fourth Quarter                         23 3/4       18       $0.4075(2)

(1) Represents a pro rata distribution of the Company's initial quarterly distribution of $0.4075 per share of Common Stock, based on a partial calendar quarter beginning on July 31, 1996 (the closing date of the IPO) through September 30, 1996.
(2) On December 18, 1996, the Company declared a distribution of $0.4075 per share relating to the fourth quarter of 1996 that was paid on January 30, 1997 to stockholders of record as of December 30, 1996.

The Company intends to make regular quarterly distributions to its stockholders. Future distributions by the Company will be at the discretion of the Board of Directors and will depend on the Company's financial condition, its capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant. There can be no assurance that any such distributions will be made by the Company.

In order to maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95% of its taxable income (excluding net capital gains). Under certain circumstances, the Company may be required to make distributions in excess of Cash Available for Distribution in order to meet such distribution requirements. In such event, the Company would seek to borrow the amount to obtain the cash necessary to make distributions to retain its qualification as a REIT for federal income tax purposes.

RECENT SALES OF UNREGISTERED SECURITIES

     In connection with the IPO, the Company also issued 137,008 shares of Common Stock to AGHI's Employee Retirement Savings Plan (the "Plan"), valued at approximately $2.4 million, based on the offering price of the shares in the IPO, in exchange for the Plan's interests in five of the Initial Hotels. The shares were purchased for investment purposes only, and not with a view to any resale, fractionalization or distribution thereof, and for the purpose of organizing the Company. The shares were purchased by the Plan and issued by the Company in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act").

     In connection with the acquisition of the Days Inn Lake Buena Vista on October 22, 1996, the Company issued 25,397 shares of Common Stock to an investor, valued at approximately $500,000 based on the value of the shares at the time of closing of the transaction, in exchange for his interest in the hotel. The shares of Common Stock were issued for investment purposes only, and not with a view to any resale, fractionalization or distribution thereof. The shares of Common Stock were purchased by that investor and issued by the Company in reliance on the exemption provided by Section 4(2) of the Act.

ITEM 6.  SELECTED FINANCIAL INFORMATION

     The following tables set forth (1) selected historical financial data for the Company as of December 31, 1996 and for the period from July 31, 1996 through December 31, 1996 and selected pro forma consolidated financial data for the Company as of and for the years ended December 31, 1995 and 1996, (2) selected historical financial data for the Lessee for the period from July 31, 1996 through December 31, 1996 and pro forma financial data for the Lessee for the years ended December 31, 1995 and 1996, (3) selected historical combined financial data for the AGH Predecessor Hotels (as defined in the Index to Financial Statements on page F-1) for each of the years in the three-year period ended December 31, 1995, and the period from January 1, 1996 through July 30, 1996. The selected historical combined financial data of the Company, Lessee and AGH Predecessor Hotels for the periods presented have been derived from the historical financial statements and notes thereto of the Company and AGH Predecessor Hotels audited by Coopers & Lybrand L.L.P., independent accountants, whose reports with respect thereto are included elsewhere in this Form 10-K.

     The pro forma operating and other operating data are presented as if the IPO and related Formation Transactions, the acquisition of all Hotels and the consummation of the 1997 Public Offering and the application of the net proceeds therefrom had occurred on January 1, 1995. The pro forma operating data for the Lessee is presented to reflect the pro forma operations of the Lessee for the periods presented, whose operations are the source of the Lessee's Participating Lease payments to the Company. The pro forma balance sheet data is presented as if the acquisition of all Hotels and the consummation of the 1997 Public Offering had occurred on December 31, 1996.

     The pro forma information does not purport to represent what the Company's financial position or the Company's or the Lessee's results of operations would have been if the IPO and related Formation Transactions, the acquisition of all Hotels and the consummation of the 1997 Public Offering had, in fact, occurred on such dates, or to project the Company's or the Lessee's financial position or results of operations at any future date or for any future period.

     The historical financial information includes the operations of the AGH Predecessor Hotels for the periods owned by affiliates of AGHI. The Courtyard by Marriott-Meadowlands was acquired in December 1993; the Hotel Maison de Ville was acquired in August 1994; the Hampton Inn Richmond Airport was acquired in December 1994 and the Holiday Inn Dallas DFW Airport West was acquired in June 1995. Complete historical financial information for each of the AGH Predecessor Hotels prior to their respective acquisition dates is unavailable.

     The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this document.

                    AMERICAN GENERAL HOSPITALITY CORPORATION

         SELECTED HISTORICAL AND PRO FORMA CONSOLIDATED FINANCIAL DATA

                                             Historical              Pro Forma (1)
                                            July 31, 1996  -----------------------------------------
                                               through            Year Ended           Year Ended
                                          December 31, 1996   December 31, 1995    December 31, 1996
                                        ------------------------------------------------------------
STATEMENTS OF OPERATIONS DATa:
Participating lease revenue(2)                 $ 13,387,719       $ 39,837,690          $ 45,452,534
Interest income                                     108,075             31,500                99,473
                                        ------------------------------------------------------------
          Total revenue                          13,495,794         39,869,190            45,552,007
                                        ------------------------------------------------------------
Depreciation                                      2,635,380         11,086,724             9,618,995
Amortization                                        273,425            904,625               909,453
Real estate and personal property taxes
 and property insurance                           1,444,592          4,637,615             5,056,325

General and administrative                          822,113          1,700,000             1,700,000
Ground lease expense                                545,279            881,217             1,049,524
Amortization of unearned officers'
     compensation                                    36,979             88,750                88,750
Interest expense                                  1,412,117          3,119,221             3,119,221
                                        ------------------------------------------------------------
          Total expenses                          7,169,885         22,418,152            21,542,268
                                        ------------------------------------------------------------
Income before minority interest                   6,325,909         17,451,038            24,009,739
Minority interest                                 1,196,728          2,006,869             2,761,120
                                        ------------------------------------------------------------
Net income applicable to common
     stockholders                              $  5,129,181       $ 15,444,169          $ 21,248,619
                                        ============================================================
Net income per common share                           $0.63              $1.05                 $1.45
                                        ============================================================
Weighted average number of shares of
     Common Stock outstanding                     8,170,029         14,657,141            14,657,141
                                        ============================================================


                                             Historical        Pro Forma(1)
                                          December 31, 1996  December 31, 1996
                                        --------------------------------------
Balance Sheet Data:
Cash and cash equivalents                      $  3,888,281       $ 41,323,461
Investment in hotel properties, net             230,760,819        314,954,574
Total assets                                    243,115,355        365,709,290
Debt                                             76,622,398         36,900,963
Minority interest in Operating Partnership       29,125,020         36,659,298
Stockholders' equity                            127,461,111        282,117,203

                                             Historical              Pro Forma (1)
                                            July 31, 1996  -----------------------------------------
                                               through            Year Ended           Year Ended
                                          December 31, 1996   December 31, 1995    December 31, 1996
                                        ------------------------------------------------------------
OTHER DATA:
Funds From Operations(3)                       $  7,266,474       $ 25,255,920          $ 29,761,430
Cash Available for Distribution(4)                6,105,233         21,869,270            26,037,487
Net cash provided by operating
     activities                                   8,825,793         29,531,137            34,626,937
Net cash used in investing activities          (186,447,491)        (4,820,098)           (5,206,048)
Net cash provided by (used in) financing
     activities                                 181,509,979        (26,222,705)          (26,222,705)
Weighted average  number of shares of
     Common Stock and of OP Units
     outstanding                                 10,067,025         16,554,137            16,554,137




                              See notes on page 26

                                    LESSEE

               SELECTED HISTORICAL AND PRO FORMA FINANCIAL DATA



                                                    PRO FORMA(1)
                                                --------------------------------
                                     Historical
                                   July 31, 1996        Year            Year
                                      through           Ended           Ended
                                    December 31,    December 31,    December 31,
                                        1996            1995            1996
                                 -----------------------------------------------
Statement of Operations Data:
Room revenue                         $26,725,200   $ 86,924,872     $ 96,202,438
Food and beverage revenue              8,374,459     27,119,189       27,615,041
Other revenue                          1,691,472      6,458,397        6,333,717
                                 -----------------------------------------------
          Total revenue               36,791,131    120,502,458      130,151,196
Hotel operating expenses              24,051,041     81,479,020       85,565,268
Depreciation and amortization             33,003         63,000           69,753
Interest expense                          13,314         31,500           31,689
Other expenses                            27,093        154,151          291,964
Participating Lease expenses(2)       13,387,719     39,837,690       45,452,534
                                 -----------------------------------------------
Net loss(5)                          $  (721,039)  $ (1,062,903)    $ (1,260,012)
                                 ===============================================




                             AGH PREDECESSOR HOTELS

                  SELECTED HISTORICAL COMBINED FINANCIAL DATA

                                  Year Ended December 31,

                                                  Year Ended December 31,                Seven Months
                                ------------------------------------------------------       Ended
                                            1993           1994          1995           July 30, 1996
                                ----------------------------------------------------------------------
Statements of Operations Data:
Room revenue                              $ 17,941        $3,431,654    $ 9,020,479       $6,770,568
Food and beverage revenue                    6,158           552,697      1,293,238        1,175,807
Other revenue                                1,448           223,211        568,415          432,750
                                --------------------------------------------------------------------
   Total revenue                            25,547         4,207,562     10,882,132        8,379,125
Hotel operating expenses                     8,741         3,173,721      7,565,824        5,682,473
Depreciation and amortization               46,982           364,513      2,480,054          645,195
Interest expense                                             430,535      1,572,244        1,129,060
Other expenses                                 831           525,287        754,193          443,295
                                --------------------------------------------------------------------
   Net income (loss)                      $(31,007)       $ (286,494)   $(1,490,183 )     $  479,102
                                ====================================================================

(1) The pro forma information does not purport to represent what the Company's financial position or the Company's and the Lessee's results of operations would actually have been if the IPO and related Formation Transactions, the acquisitions of all Hotels and the consummation of the 1997 Public Offering and the application of the net proceeds therefrom, in fact, occurred on such dates, or to project the Company's financial position or the Company's and Lessee's results of operations at any future date or for any future period.
(2) Pro forma amounts represent lease payments from the Lessee to the Operating Partnership pursuant to the Participating Leases calculated on a pro forma basis by applying the rent provisions of the Participating Leases to the revenues of the Hotels. The departmental revenue thresholds in the Participating Leases are seasonally adjusted for interim periods and certain of the Participating Lease formulas adjust beginning in January 1997 or January 1998.
(3) Represents Funds From Operations of the Company. The items added back to net income applicable to common stockholders have been adjusted by the Company's ownership percentage in the Operating Partnership of 81.1% for the historical period from July 31, 1996 through December 31, 1996 and 88.5% for all pro forma periods presented. The following table computes Funds From Operations under the NAREIT definition. Funds From Operations consists of net income applicable to common stockholders (computed in accordance with generally accepted accounting principles) excluding gains (losses) from debt restructuring and sales of property (including furniture and equipment) plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. The Company considers Funds From Operations to be an appropriate measure of the performance of an equity REIT. Funds From Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Although Funds From Operations has been calculated in accordance with the NAREIT definition, Funds From Operations as presented may not be comparable to other similarly titled measures used by other REITs. Funds From Operation does not reflect cash expenditures for capital improvements or principal amortization of indebtedness on the Hotels.

                                           Historical           Pro Forma (1)
                                          July 31, 1996   ----------------------------
                                             through       Year Ended       Year Ended
                                          December 31,    December 31,     December 31,
                                              1996           1995(1)          1996(1)
                                        ----------------------------------------------
Net income applicable to common
 stockholders                                $5,129,181   $15,444,169      $21,248,619
Depreciation                                  2,137,293     9,811,751        8,512,811
                                        ----------------------------------------------
Funds From Operations                        $7,266,474   $25,255,920      $29,761,430
                                        ==============================================
Weighted average number of shares of
 Common Stock outstanding                     8,170,029    14,657,141       14,657,141

(4) Cash Available for Distribution represents Funds From Operations of the Company plus the Company's weighted average ownership percentage in the Operating Partnership of 81.1% for the historical period from July 31, 1996 through December 31, 1996 and 88.5% for all pro forma periods presented multiplied by the sum of amortization of deferred financing costs, franchise transfer costs and unearned officers' compensation. This amount is then reduced by the Company's same percentage share of the sum of 4.0% of total revenue for each of the Hotels that is required to be set aside by the Operating Partnership for refurbishment and replacement of FF&E, capital expenditures and other non-routine items as required by the terms of the Participating Leases. Cash Available for Distribution does not include the interest expense allocated to borrowings under the Line of Credit that are expected to be made in order to fund capital expenditures at the Hotels. In addition, Cash Available for Distribution does not include the effects of any revenue increases expected to result from capital expenditures at the Hotels.

(5) The Lessee's loss is attributable to the cash flow guarantee received from one of the sellers of the Days Inn Lake Buena Vista which was recorded as deferred income and will not be included in revenues until the commencement of an association fee agreement on January 1, 1998. For the period of historical operations in 1996, the Lessee generated a positive cash flow.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

     The following should be read in conjunction with the Company's consolidated financial statements and the selected financial information included elsewhere in this report.

     On July 31, 1996, the Company completed its IPO of 8,075,000 shares of Common Stock (including 575,000 shares of common stock issued upon exercise of the underwriters' over-allotment option on August 28, 1996) and commenced operations. The Company contributed substantially all of the net proceeds from the IPO in exchange for an approximate 81.3% interest in the Operating Partnership.

     The Operating Partnership used approximately $119.8 million of the net proceeds from the IPO together with the proceeds of initial borrowings of $10.0 million under the Line of Credit (which was repaid upon the exercise of the underwriters' over-allotment option) to acquire the thirteen Initial Hotels and to repay existing mortgage indebtedness encumbering the Initial Hotels. In addition, in connection with the IPO, the Company closed on its $100 million Line of Credit that it utilizes primarily for the acquisition and renovation of hotels, and for working capital.

     Consistent with the Company's acquisition strategy, the Company has acquired the following hotels since the IPO for the purchase prices (including closing costs) set forth below:

Hotels:
   Days Inn Lake Buena Vista............. $ 33,150,000
   Holiday Inn Resort Monterey...........   15,790,000
   Hilton Hotel-Durham...................   12,400,000
   Radisson Hotel Arlington Heights......   11,818,755
   Wyndham Garden Hotel-Marietta
    (formerly the Four Points by
    Sheraton(R)).........................   17,300,000
   French Quarter Suites Hotel...........   16,300,000
   Sheraton Key Largo....................   26,375,000
                                          ------------
   Total Hotels.......................... $133,133,755
                                          ============

     On February 7, 1997, the Company completed the 1997 Public Offering of 6,368,300 shares of Common Stock (including 568,300 shares of Common Stock issued upon exercise of the underwriters' over-allotment on March 7, 1997). The Company contributed all of the net proceeds to the Operating Partnership and, following such contribution, owned an approximate 88.5% interest in the Operating Partnership. The Operating Partnership used the net proceeds (i) to repay amounts borrowed under the Line of Credit, (ii) to pay fees and expenses in connection with the increase in the borrowing limit under the Line of Credit,
(iii) to fund the cash portion of the purchase price of the Radisson Hotel Arlington Heights and the Portfolio Purchase, (iv) for hotel renovations and
(v) for working capital purposes.

     In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership can operate hotels. The Operating Partnership leases the Hotels to the Lessee for terms of twelve years pursuant to separate Participating Leases providing for the payment of base rent and participating rent. The principal source of revenue for the Operating Partnership and the Company is lease payments paid by the Lessee under the Participating Leases. The Lessee's ability to make payments to the Company under the Participating Leases is dependent on the ability of the Lessee, AGHI and any other lessees or operators to generate cash flow from the operations of the Hotels. The Lessee has entered into management agreements whereby 19 of the Hotels are managed by AGHI and the remaining Hotel is managed by Wyndham Hotel Corporation. The management agreements are for a period of twelve years from the date each Hotel was acquired.

RESULTS OF OPERATIONS

   Actual for the period July 31, 1996 through December 31, 1996

     The Company earned $13,387,719 in Participating Lease revenue from the Lessee. Interest income, which was $108,075 for the period, consisted primarily of income earned on excess cash balances. Depreciation of the Company's investment in hotel properties was $2,635,380. Amortization, consisting primarily of deferred financing costs and franchise transfer fees, was $310,404 and real estate and personal property taxes and insurance was $1,444,592. The Company reported $1,412,117 of interest expense for the period which consists of $512,936 attributable to the indebtedness on the Holiday Inn Dallas DFW Airport South, $166,737 attributable to the indebtedness on the Courtyard by Marriott-Meadowlands and $732,455 attributable to the borrowings on the Line of Credit. The borrowings on the Line of Credit include the $10,000,000 borrowed at the IPO and repaid with the proceeds of the underwriters' over-allotment and $57,500 borrowed throughout the period for property acquisitions, renovations and working capital needs. The minority interest in income was $1,196,728 and the resulting net income applicable to the common stockholders was $5,129,181 for the period.

   Pro Forma Comparison of the Year ended December 31, 1996 and 1995

     Participating Lease revenue would have increased $5,614,844 or 14.1% to $45,452,534 from $39,837,690 for 1995 primarily due to ADR increases at many of the hotels. Interest income would have increased $67,973 to $99,473 from $31,500 primarily due to the actual interest earned on excess cash balances. Depreciation expense would have decreased $1,467,729 to $9,618,995 from $11,086,724. Depreciation expense represents depreciation of the AGH Predecessor Hotels' historical carryover cost basis plus depreciation of the new cost basis of the Other Initial Hotels and Acquired Hotels. This decrease is due to the accelerated depreciation recorded in 1995 on FF&E that was replaced in connection with renovations at the AGH Predecessor Hotels. General and administrative expenses would have been $1,700,000 for the year ended December 31, 1996 and 1995 representing salaries and wages of $561,000, professional fees of $482,000, directors and officers' insurance expense of $94,500 and other expenses of $562,500. Interest expense for the year ended December 31, 1996 and 1995 would have been $3,119,221 on indebtedness totaling approximately $36.9 million which is comprised of mortgage indebtedness relating to: the Holiday Inn Dallas DFW Airport South hotel of approximately $14.0 million, 8.75% interest rate; the Courtyard by Marriott-Meadowlands of approximately $5.1 million, 7.54% average interest rate; the French Quarter Suites Hotel of approximately $9.6 million, 9.75% interest rate; and the Radisson Hotel Arlington Heights, 7.5% interest rate.

   Pro Forma Funds From Operations

     Funds from Operations, calculated using the NAREIT definition of Funds From Operations, was $7,266,474, which is the sum of net income applicable to common stockholders and the Company's share of depreciation.

     The Company considers Funds From Operations to be a key measure of the performance of an equity REIT. Funds From Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity.

     The following is a reconciliation of pro forma net income applicable to common stockholders to Pro Forma Funds From Operations and illustrates the difference in the two measures of operating performance:

                                                 YEAR ENDED
                                                 DECEMBER 31
                                        ----------------------------
                                              1995          1996
                                        ----------------------------
Pro forma net income applicable to
 common stockholders...................    $15,444,169   $21,248,619
Depreciation (Company share)...........      9,811,751     8,512,811
                                        ----------------------------
Funds from operations..................    $25,255,920   $29,761,430
                                        ============================

Weighted Average Number of shares of
 Common Stock Outstanding..............     14,657,141    14,657,141


RESULTS OF OPERATIONS OF AGH PREDECESSOR HOTELS

     The accompanying discussion and analysis of financial condition and results of operations is based on the consolidated historical financial statements of the Company and the Lessee and the combined historical financial statements of the AGH Predecessor Hotels that are included elsewhere in this Form 10-K. The AGH Predecessor Hotels' financial statements include the results of operations of the following hotels since their dates of acquisition by affiliates of AGHI:
Courtyard by Marriott-Meadowlands (December 1993), Hotel Maison de Ville (August
1994), Hampton Inn Richmond Airport (December 1994) and Holiday Inn Dallas DFW Airport West (June 1995). The four AGH Predecessor Hotels were combined into one set of financial statements since they were acquired by the Company from a group of limited partnerships controlled by shareholders of AGHI.

     The following table sets forth certain combined historical financial information for the AGH Predecessor Hotels as a percentage of combined AGH Predecessor Hotels' revenues for the periods indicated:

                                                     Year Ended
                                                     December 31,
                                               ------------------------
                                                  1994         1995
                                               ----------   -----------
STATEMENT OF OPERATIONS DATA:
   Room revenue..............................     81.6%         82.9%
   Food and beverage revenue.................     13.1          11.9
   Other revenue.............................      5.3           5.2
                                               ----------   -----------
   Total revenue.............................    100.0         100.0
   Hotel operating expenses..................     75.4          69.6
   Depreciation and amortization.............      8.7          22.8
   Interest expense..........................     10.2          14.4
   Other corporate expenses..................     12.5           6.9
                                               ----------   -----------
   Net loss..................................     (6.8%)       (13.7%)
                                               ==========   ===========

                                                      Year Ended
                                                     December 31,
                                               ------------------------
                                                  1994          1995
                                               ----------    ----------
KEY FACTORS:
   Occupancy.................................     71.1%         72.1%
   ADR.......................................    $62.10        $73.26
   REVPAR....................................    $44.14        $52.84

     The year-to-year comparisons of the results of operations of the AGH Predecessor Hotels are significantly impacted by the hotel acquisitions. Net losses incurred for each of the three years ended December 31, 1993, 1994 and 1995 were ($31,007), ($286,494) and ($1,490,183), respectively. The AGH
Predecessor Hotels generated net cash from operating activities of $147,616, $217,282 and $790,304 for each of the three years ended December 31, 1993, 1994 and 1995, respectively.

   Comparison of year ended December 31, 1995 and 1994

     Room revenue increased to $9,020,479 from $3,431,654, an increase of $5,588,825 or 162.9%, principally resulting from: (i) an increase of approximately $2,056,000 in revenue due to the acquisition of the Holiday Inn Dallas DFW West in June 1995, approximately $1,850,000 in revenue from the Hampton Inn Richmond Airport since its acquisition in late December 1994, and approximately $955,000 in revenues from the Hotel Maison de Ville since its acquisition in August 1994; (ii) an increase in the Courtyard by Marriott-Meadowlands' ADR to $81.77 from $73.37; and (iii) an improvement in the Courtyard by Marriott-Meadowlands' occupancy percentage to 77.8% from 70.1%. The increases in both ADR and occupancy were due primarily to the repositioning strategy implemented when the Courtyard by Marriott-Meadowlands was converted from a Days Hotel in 1994.

     Food and beverage revenue increased to $1,293,238 from $552,697, an increase of $740,541 or 134.0%, due primarily to activity at two of the three acquisitions described above. Other revenue increased to $568,415 from $223,211, or 154.7%, due to the activity at the three acquisitions described above.

     Hotel operating expenses increased to $7,565,824 from $3,173,721, an increase of $4,392,103 or 138.4%. The acquisition of the Hotel Maison de Ville (acquired August 1994), the Hampton Inn Richmond Airport (acquired December
1994) and the Holiday Inn Dallas DFW Airport West (acquired June 1995) accounted for $968,511, $1,066,733 and $1,932,980 of the expense increase, respectively. The remainder of the increase is related to the conversion of the Courtyard by Marriott-Meadowlands from a Days Hotel. The hotel experienced an increase in revenues of approximately $750,000 following the franchise repositioning and consequently had an increase in operating expenses. Hotel operating expenses as a percentage of total revenue decreased from 75.4% in 1994 to 69.5% in 1995. The decrease is primarily attributable to the inclusion of only the Courtyard by Marriott-Meadowlands and the Hotel Maison de Ville in the 1994 operating results, which at the time were being transitioned to the AGH Predecessor Hotels' management. Consequently, hotel operating expenses as a percentage of total revenue were higher for these hotels in 1994 than in 1995.

     Depreciation and amortization increased to $2,480,054 from $364,513, an increase of $2,115,541 due in part to the following: (i) depreciation on the assets of the three acquisitions described above, (ii) depreciation on approximately $1,300,000 and approximately $2,200,000 of FF&E renovations and additions during 1994 and 1995, respectively, and (iii) accelerated depreciation on the FF&E replaced during such renovations.

     Interest and other expenses increased to $2,326,437 from $955,822, an increase of $1,370,615. The acquisitions in 1995 and 1994 increased debt by approximately $8,300,000 and approximately $6,100,000, respectively. Related interest expense increased by $1,141,709 due to the additional indebtedness outstanding.


   Comparison of year ended December 31, 1994 and 1993

     Room revenue increased to $3,431,654 from $17,941, an increase of $3,413,713, principally resulting from (i) an increase of approximately $3,072,000 in revenue from the Courtyard by Marriott-Meadowlands following its acquisition on December 30, 1993 and (ii) approximately $342,000 in revenue attributable to the acquisition of the Hotel Maison de Ville in August 1994. The only room revenue reported for 1993 for the AGH Predecessor Hotels was $17,941 from the acquisition of the Courtyard by Marriott-Meadowlands on December 30, 1993.

     Food and beverage revenue increased to $552,697 from $6,158, a change of $546,539, due primarily to the late 1993 acquisition of the Courtyard by Marriott-Meadowlands compared to a full year's food and beverage revenue in 1994 and the acquisition of the Hotel Maison de Ville in August 1994. Other revenue increased to $223,211 from $1,448, an increase of $221,763, due primarily to the acquisitions described above.

     Hotel operating expenses increased to $3,173,721 from $8,741, an increase of $3,164,980. The expenses from 1993 include only two days of operations for the Courtyard by Marriott-Meadowlands. Hotel operating expenses as a percentage of total revenue were 75.4% in 1994.

     Depreciation and amortization, interest and other expenses increased to $1,320,335 from $47,813, representing an increase of $1,272,522, attributable to depreciation of assets acquired in the hotel acquisitions described above.

THE LESSEE

   Actual for the period from July 31, 1996 through December 31, 1996

     The Lessee had total revenues of $36,791,131 from the Hotels. The Participating Lease payments and property operating costs and expenses were $13,387,719 and $24,124,451, respectively. Net loss for the period was $721,039.

Pro Forma Operations

     The following table sets forth pro forma financial information for the Lessee, as a percentage of revenue, for the periods indicated:

                                          YEAR ENDED
                                         DECEMBER 31,
                                     ------------------------
                                        1995         1996
                                     ------------------------
Statements of Operations Data:
Room revenue........................    72.1%        73.9%
Food and beverage revenue...........    22.5         21.2
Other revenue.......................     5.4          4.9
                                     ------------------------
   Total revenue....................   100.0        100.0
Hotel operating expenses............    67.6         65.7
Other corporate expenses............     0.2          0.3
Participating Lease expenses........    33.1         34.9
                                     ------------------------
   Net Loss.........................    (0.9%)       (1.0%)
                                     ========================

                                           Year Ended
                                          December 31,
                                     ------------------------
                                        1995          1996
                                     ------------------------
Key Factors:
   Occupancy........................    72.7%        72.3%
   ADR..............................   $70.82       $78.33
   REVPAR...........................   $51.48       $56.63


     The following table sets forth room revenue for each of the Hotels and the percentage changes between the periods indicated:

                                                  Year Ended December 31,
                                            -----------------------------------
                                                                       Percent
                                                1995        1996       Change
                                            -----------------------------------
Hotels:
   Holiday Inn Dallas DFW Airport West..... $ 3,604,471  $ 4,125,721     14.5%
   Courtyard by Marriott--Meadowlands......   3,818,729    4,492,583     17.6
   Hampton Inn Richmond Airport............   1,849,105    2,048,294     10.8
   Hotel Maison de Ville...................   1,296,934    1,352,943      4.3
   Hilton Hotel-Toledo.....................   3,393,195    3,496,005      3.0
   Holiday Inn Dallas DFW Airport South....   8,180,021    8,594,306      5.1
   Holiday Inn New Orleans
    International Airport..................   6,563,609    6,646,456      1.3
   Days Inn Ocean City.....................   2,217,358    2,330,562      5.1
   Crowne Plaza-Madison....................   5,144,182    5,344,182      3.9
   Holiday Inn Park Center Plaza...........   4,754,077    5,565,177     17.1
   Wyndham Albuquerque Airport Hotel.......   4,313,729    4,435,554      2.8
   Le Baron Airport Hotel..................   5,014,124    6,798,278     35.6
   Holiday Inn Mission Valley..............   5,180,637    5,274,949      1.8
   Days Inn Lake Buena Vista...............   6,825,271    7,993,548     17.1
   Holiday Inn Resort Monterey.............   4,332,575    5,056,511     16.7
   Hilton Hotel-Durham.....................   3,082,994    3,507,074     13.8
   Radisson Hotel Arlington Heights........   3,164,449    3,951,221     24.9
   Wyndham Garden Hotel-Marietta
    (formerly the Four Points by
    Sheraton(R))...........................   3,887,289    4,205,562      8.2
   French Quarter Suites Hotel.............   4,272,769    4,324,802      1.2
   Sheraton Key Largo......................   6,029,354    6,658,710     10.4
                                            ------------------------------------

   Totals (All Hotels)..................... $86,924,872  $96,202,438     10.7%
                                            ====================================

   Pro Forma Comparison for the year ended December 31, 1996 and 1995

     Room revenue increased to $96,202,438 from $86,924,872, an increase of $9,277,566 or 10.7%, principally resulting from: (i) an increase of $673,854 in Courtyard by Marriott Meadowlands' room revenue due to an increase in ADR to $92.16 from $81.77, (ii) an increase of $811,100 in Holiday Inn-Park Center Plaza's room revenues due to an increase in ADR to $88.13 from $78.16, (iii) an increase in LeBaron Airport Hotel's room revenue of $1,784,154 due to an increase in ADR to $77.13 from $64.40, (iv) an increase of $1,168,277 in Days Inn Lake Buena Vista to $61.47 from $49.02, (v) an increase of $521,250 in Holiday Inn Dallas D/FW West due to an increase in ADR to $63.70 from $60.36,
(vi) an increase of $723,936 in Holiday Inn Resort Monterey due to an increase in ADR to $100.44 from $91.25, (vii) an increase of $723,936 in Radisson Hotel Arlington Heights due to an increase in ADR to $76.91 from $68.08, (viii) an increase of $424,080 in Hilton Hotel Durham due to an increase in ADR to $83.90 from $76.42.

     Food and beverage revenue increased to $27,615,041 from $27,119,189, an increase of $495,852 or 1.8%. The increase is primarily due to the increase in Holiday Inn Dallas DFW Airport West's food and beverage revenues in 1996 of $398,708. The increase was mainly due to renovation of the restaurant during fourth quarter 1995. Also, LeBaron Hotel's food and beverage revenue increased by $295,742 in 1996 due to increase in banquet and catering revenues.

     Hotel operating expenses increased to $85,565,268 from $81,479,020, an increase of $4,086,248 or 5.0%; however, as a percentage of total revenue, expenses decreased to 65.7% from 67.6%, due primarily to revenue increases that were not accompanied by corresponding increases in hotel operating expenses.

     Participating Lease expenses increased to $45,452,534 from $39,837,690, an increase of $5,614,844 or 14.1%. The increase is primarily due to increased revenues at the hotels which resulted in increased Participating Lease payments to the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash to meet its cash requirements, including distributions to stockholders, is its share of the Operating Partnership's cash flow from the Participating Leases. For the period from July 31, 1996 through December 31, 1996, cash flow provided by the operating activities, consisting primarily of Participating Lease revenues, was $8,825,793 and Funds from Operations was $7,266,476. The Lessee's obligations under the Participating Leases are secured by the pledge of 275,000 OP Units. The Lessee's ability to make rent payments under the Participating Leases and the Company's liquidity, including its ability to make distributions to stockholders, are substantially dependent on the ability of the Lessee, AGHI and other operators and managers to generate sufficient cash flow from the operation of the Hotels.

     Upon the consummation of the IPO, the Company closed on its $100 million Line of Credit and on February 11, 1997, the Company increased its Line of Credit to $150 million. At December 31, 1996 the Company had approximately $57.5 million outstanding under the Line of Credit which was repaid subsequent to year end with the proceeds of the 1997 Public Offering. The Company's borrowing capacity under the Line of Credit will be approximately $106.9 million after all currently eligible properties are qualified for the borrowing base. Borrowings under the Line of Credit bear interest at 30-day, 60-day or 90-day LIBOR (5.50%, 5.53% and 5.56% at December 31, 1996) at the option of the Company, plus 1.85% per annum, payable monthly in arrears or one-half percent in excess of the prime rate. The Company has entered into contracts to acquire two hotels for approximately $32.9 million and expects that during 1997 additional acquisitions will be completed and funded with borrowings under the Line of Credit or permanent debt or equity financing. The Line of Credit requires the Company to limit consolidated indebtedness (measured at the time the debt is incurred) to no more than 45.0% of the Company's investments in hotels.

     Cash and cash equivalents as of December 31, 1996 were $3,388,281. Restricted cash of $544,541 includes escrow deposits on the Holiday Inn Dallas DFW Airport South hotel as required by its loan agreement and an escrow deposit used to pay certain unused facility fees under the Line of Credit. Cash flow from operating activities of the Company was $8,825,793 for the period from July 31, 1996 through December 31, 1996, which primarily represents the collection of rents under the Participating Leases, less the Company's operating expenses for the period. Cash flow used in investing activities during that period in the amount of $186,447,491 resulted from the purchase and improvements made to the Hotels. Cash flows from financing activities of $181,509,979 during this period was primarily related to the receipt of proceeds from the IPO and borrowings on the Line of Credit, net of principal payments on borrowings and payments for deferred loan costs.

RENOVATIONS AND OTHER CAPITAL IMPROVEMENTS

     The Participating Leases require the Company to establish annual minimum reserves equal to 4.0% of total revenue of the Hotels which will be utilized by the Lessee for the replacement and refurbishment of FF&E and other capital expenditures to enhance the competitive position of the Hotels. The Company and the Lessee will jointly determine the use of funds in this reserve, and the Company will have the right to approve the Lessee's capital expenditure budgets. While the Company expects its reserve to be adequate to fund recurring capital needs, including periodic renovations, the Company may use Cash Available for Distribution in excess of distributions paid or funds drawn under the Line of Credit or other borrowings to fund additional capital improvements, as necessary, including major renovations at the Company's hotels.

     The Company has budgeted $65.3 million to fund capital improvements and renovations at the Hotels. As of February 28, 1997, the Company had spent approximately $19.7 million in capital improvements and renovations. The Company has budgeted to spend approximately $45.6 million of the renovation dollars during the remainder of 1997 and 1998. In certain circumstances such capital improvements are being completed in connection with franchisor requirements. The following table describes such renovations and improvements:

                                                                 Remaining 1997
                                 Description of                    and 1998
Hotels:                         Renovation/Improvement           Budgeted Amount
-------                         ----------------------           ---------------
Radisson Hotel Arlington
 Heights.................... Upgrade and renovation of guest     $    10,700,000
                             rooms and public areas as well as
                             addition of approximately 100
                             guest rooms.

Days Inn Lake Buena Vista... Upgrade and renovation of guest           5,695,000
                             rooms and public areas, including
                             the addition of approximately
                             9,000 square feet of convention
                             space as well as the addition of
                             extensive landscaping and
                             entertainment attractions to
                             hotel exterior in connection with
                             conversion to the Wyndham Hotel
                             brand.

Sheraton Key Largo.......... Upgrade and renovation of guest           4,000,000
                             rooms, public areas and exterior
                             in connection with conversion to
                             the Westin Resort brand.

Holiday Inn
 Resort--Monterey........... Upgrade and renovation of guest           3,900,000
                             rooms and public areas in
                             connection with conversion to the
                             Hilton Hotel brand.

                                                                 Remaining 1997
                                 Description of                    and 1998
Hotels:                         Renovation/Improvement           Budgeted Amount
-------                         ----------------------           ---------------
Le Baron Airport Hotel...... Upgrade of public areas and guest         3,478,000
                             rooms and conversion of ninth floor
                             to concierge floor in connection
                             with conversion to the Wyndham
                             Hotel brand.

Hilton Hotel--Durham........ Addition of 42 guest rooms and            2,865,000
                             renovation of guest rooms and
                             public areas.
Wyndham Garden
 Hotel-Marietta (formerly
 the Four Points by
 Sheraton(R))............... Upgrade and renovation of guest           2,800,000
                             rooms, public areas and
                             restaurant in connection with
                             conversion to the Wyndham Hotel
                             brand.

French Quarter Suites Hotel. Upgrade and renovation of guest           2,800,000
                             rooms, atrium and public areas in
                             connection with conversion to the
                             DoubleTree Guest Suites brand.

Holiday Inn Park Center
 Plaza...................... Upgrade of guest rooms and public         2,434,000
                             areas and conversion of the ninth
                             floor to "club" level in
                             connection with conversion to the
                             Crowne Plaza brand.

Wyndham Albuquerque
 Airport Hotel.............. Upgrade of guest rooms and public         1,938,000
                             areas and conversion of meeting space
                             to additional guest rooms in
                             connection with conversion to the
                             Wyndham Hotel brand.

Holiday Inn Mission Valley.. Upgrade of guest rooms and public         1,922,000
                             areas in connection with
                             conversion to the Holiday Inn
                             Select brand.

Holiday Inn Dallas DFW
 Airport South.............. Upgrade of guest rooms, public            1,046,000
                             areas and hotel exterior in
                             connection with conversion to the
                             Holiday Inn Select brand.

Holiday Inn New Orleans
 International Airport...... Upgrade of guest rooms and public           666,000
                             areas and renovation of roof in
                             connection with conversion to the
                             Holiday Inn Select brand.

Days Inn Ocean City......... Upgrade of guest rooms and public           485,000
                             areas in connection with
                             conversion to the Hampton Inn
                             brand.

Hilton Hotel-Toledo......... Upgrade of guest rooms and                  336,000
                             renovation of public areas.

Holiday Inn Crowne
 Plaza-Madison.............. Upgrade of guest rooms, public              325,000
                             areas and reservation equipment
                             in connection with conversion to
                             the Crowne Plaza brand.

Holiday Inn Dallas DFW
 Airport West............... Upgrade of guest rooms and                  232,000
                             corridors.

Hampton Inn Richmond
 Airport.................... Upgrade of public areas and                  10,000
                             replacement of roof.

Hotel Maison de Ville....... Upgrade of selected guest rooms               5,000
                             and public areas.
                                                                     -----------
                             All Hotels-Total:                       $45,637,000
                                                                     ===========

     There can be no assurance that the Company will be able to complete the scheduled capital improvements within the expected time frames or that the anticipated costs for the capital improvements will not exceed the amounts budgeted for that purpose. The Company intends to use borrowings under the Line of Credit and the FF&E reserve established under the Participating Leases to fund these expenditures. The Company attempts to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotels' operations.

Inflation

     Operators of hotels, in general, possess the ability to adjust room rates quickly. Competitive pressures may, however, limit the Lessee's ability to raise room rates in the face of inflation.

SEASONALITY

     The hotel industry is seasonal in nature. Generally, hotel revenue is greater in the second and third quarters of a calendar year, although this may not be true for hotels in major tourist destinations. Seasonal variations in revenue at the Hotels may cause quarterly fluctuations in the Company's lease revenue. To the extent that cash flow from operations may be insufficient during any quarter to pay distributions at its current distribution rate due to temporary or seasonal fluctuations in lease revenues, the Company expects to utilize other cash on hand or borrowings under the Line of Credit to make such distributions.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The independent auditor's reports, financial statements and financial statement schedules listed in the accompanying index are included in Item 14 of this report. See Index to Financial Statements and Financial Statement Schedules on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors and executive officers of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be sent to stockholders in connection with the Company's 1997 Annual Meeting of Stockholders, under the heading "Election of Directors - Proposal 1, which information is incorporated herein by reference. With the exception of the information specifically incorporated herein by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.


ITEM 11.  EXECUTIVE COMPENSATION

     The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference. With the exception of the information specifically incorporated herein by reference, The Company's Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference. With the exception of the information specifically incorporated herein by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.

Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions," which information is incorporated herein by reference. With the exception of the information specifically incorporated herein by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for the purposes of this Item.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

Included herein at pages F-1 through F-37.

     2.  FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included herein at pages F-18 and F-38.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1996.

Schedule III - Real Estate and Accumulated Depreciation as of July 30, 1996.

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted

     3. EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.  Description
-----------  -----------

    3.1 Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11, No. 333-4568).

    3.2 Articles of Amendment and Restatement of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11, No. 333-4568).

    3.3      Bylaws of the Registrant (Incorporated by reference to Exhibit
             3.3 to the Company's Registration Statement on Form S-11, No. 333-
             4568).

    3.4 Form of Second Articles of Amendment and Restatement of the Registrant (Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-11, No. 333-4568).

    4.1      Form of Common Stock Certificate for the Registrant
             (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11, No. 333-4568).

   10.1 American General Hospitality Operating Partnership, L.P. Limited Partnership Formation Agreement (Incorporated by reference to
             Exhibit 10.1 to the Company's Registration Statement on Form S-11, No. 333-4568).

   10.2 Form of Amended and Restated Agreement of Limited Partnership of American General Hospitality Operating Partnership, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-11, No. 333-4568.)

Exhibit No.    Description
-----------    -----------

   10.3 Form of Participating Lease between the Registrant and AGH Leasing, L.P. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-11, No. 333-4568).

   10.4 Form of Lease Master Agreement between the Registrant and AGH Leasing, L.P. (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-11, No. 333-4568).

   10.5 Form of Management Agreement between AGH Leasing, L.P. and American General Hospitality, Inc. (Incorporated by reference to Exhibit
             10.5 to the Company's Registration Statement on Form S-11, No. 333-4568).

   10.6 Form of Supplemental Representations, Warranties and Indemnity Agreement (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-11, No. 333-4568).

   10.7      Form of Exchange Rights Agreement (Incorporated by reference of
             Exhibit 10.7 to the Company's Registration Statement on Form S-11, No. 333-4568).

   10.8      Form of Registration Rights Agreement (Incorporated by reference to
             Exhibit 10.8 to the Company's Registration Statement on Form S-11, No. 333-4568).

   10.9      Form of Lock-up Agreement (Incorporated by reference to Exhibit
             10.9 to the Company's Registration Statement on Form S-11, No. 333-4568).

   10.10 Credit Agreement among the American General Hospitality Operating Partnership, L.P., Societe Generale, Southwest Agency, Bank One, Texas, N.A. and the banks named therein (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-11, No. 333-19585).

   10.11 Form of American General Hospitality Corporation 1996 Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-11, No. 333-4568).+

   10.12 Form of American General Hospitality Corporation Non-Employee Directors' Incentive Plan (Incorporated by reference to Exhibit
             10.12 to the Company's Registration Statement on Form S-11, No. 333-4568).+

   10.13 Form of Employment Agreement between the Registrant and Steven D. Jorns (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-11, No. 333-4568).+

   10.14 Form of Employment Agreement between the Registrant and Bruce G. Wiles (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-11, No. 333-4568).+

   10.15 Form of Employment Agreement between the Registrant and Kenneth E. Barr (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-11, No. 333-4568).+

   10.16 Form of Employment Agreement between the Registrant and Russ C. Valentine (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-11, No. 333-4568).+

   10.17 Form of Shared Services Office Space Agreement (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-11, No. 333-4568).

Exhibit No.    Description
-----------    -----------

   10.18 Form of Option Agreement and Right of First Offer/Refusal between 1815 Hotel Associates Limited Partnership and American General Hospitality Operating Partnership L.P. (with respect to the Durham, North Carolina Option Hotel) (Incorporated by reference to Exhibit
             10.18 to the Company's Registration Statement on Form S-11, No. 333-4568).

   10.19 Form of Indemnification Agreement between the Registrant and its executive officers and directors (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-11, No. 333-4568).

   10.20 Form of Option Agreement and Right of First Offer/Refusal between Broadway Morrison Limited Partnership and American General Hospitality Operating Partnership, L.P. (with respect to the Boise, Idaho Option Hotel) (Incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-11, No. 333-4568).

   10.21 Form of Management Company Master Agreement among AGH Leasing, L.P., American General Hospitality, Inc., Steven D. Jorns and Bruce
             G. Wiles (Incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-11, No. 333-4568).

   10.22 Master Alliance Agreement by and among American General Hospitality Corporation, American General Hospitality Operating Partnership, L.P. and WHC Franchise Corporation, WHC Development Corporation (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-11, No. 333-19585).

   10.23     Commitment Letter for Line of Credit (Incorporated by reference to
             Exhibit 10.23 to the Company's Registration Statement on Form S-11, No. 333-19585).

   10.24     First Amendment to the Line of Credit.*

   10.25     Second Amendment to the Line of Credit.*

   21.1      Subsidiaries of the Company.*

   23.1      Consent of Coopers & Lybrand L.L.P.

   24.1      Power of Attorney (included on the Signature Page hereto).*

   27.1      Financial Data Schedule.*


(b)  Reports on Form 8-K.

     1. A Current Report on Form 8-K, dated October 22, 1996, was filed by the Company with the Commission in connection with acquisition of the Days Inn Lake Buena Vista on November 5, 1996. A Current Report on Form 8-K/A, dated January 3, 1997, which included Items 2 and 7, "Acquisition or Disposition of Assets" and "Financial Statements and Exhibits" with respect to this acquisition was filed with the Commission.

(c)  See Response to Item 14(a)(3) above.

(d)  None.


*  Filed herewith
+  Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    AMERICAN GENERAL HOSPITALITY CORPORATION
                                     a Maryland corporation (Registrant)


                                       By: /s/ Steven D. Jorns
                                         -----------------------------------
                                          STEVEN D. JORNS
                                          Chairman of the Board, Chief Executive
                                          Officer, and President



  EACH OF THE OFFICERS AND DIRECTORS OF AMERICAN GENERAL HOSPITALITY CORPORATION WHOSE SIGNATURE APPEARS BELOW, IN SO SIGNING, ALSO MAKES, CONSTITUTES AND APPOINTS STEVEN D. JORNS AND KENNETH E. BARR, AND EACH OF THEM ACTING ALONG, HIS TRUE AND LAWFUL ATTORNEY-IN-FACT, WITH FULL POWER AND SUBSTITUTION, FOR HIM IN ANY AND ALL CAPACITIES, TO EXECUTE AND CAUSE TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ANY AND ALL AMENDMENT OR AMENDMENTS TO THIS REPORT ON FORM 10-K, WITH EXHIBITS THERETO AND OTHER DOCUMENTS CONNECTED THEREWITH AND TO PERFORM ANY ACTS NECESSARY TO BE DONE IN ORDER TO FILE SUCH DOCUMENTS, AND HEREBY RATIFIES AND CONFIRMS ALL THAT SAID ATTORNEY-IN-FACT OR HIS SUBSTITUTE OR SUBSTITUTES MAY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


SIGNATURE                              TITLE                      DATE
---------                              -----                      ----


/s/ Steven D. Jorns            Chairman of the Board,
---------------------------    Chief Executive Officer,
    STEVEN D. JORNS            and President                  March __, 1997



/s/ Kenneth E. Barr            Executive Vice President,
---------------------------    Chief Financial Officer,
  KENNETH E. BARR              Principal Accounting Officer,
                               Secretary and Treasurer        March __, 1997


/s/ H. Cabot Lodge III         Director                       March __, 1997
---------------------------
    H. CABOT LODGE III


/s/ James R. Worms             Director                       March __, 1997
---------------------------
    JAMES R. WORMS



/s/ James McCurry              Director                       March __, 1997
---------------------------
    JAMES MCCURRY


/s/ Kent R. Hance              Director                       March __, 1997
---------------------------
    KENT R. HANCE

                                   GLOSSARY

  Unless the context otherwise requires, the following capitalized terms have the meanings set forth below for the purposes of this Prospectus.

  "1996 Plan" means the American General Hospitality Corporation 1996 Incentive Plan.

  "ACMs" means asbestos-containing materials.

  "ADA" means the Americans with Disabilities Act of 1990, as amended.

  "Additional Charges" means certain amounts of money, including interest accrued on any late payments on charges, that the Lessee will be obligated to pay to the Company in addition to Base Rent or Participating Rent, pursuant to the Participating Leases.

  "Adjusted Basis Ratio" means, for each Hotel, the ratio that the average of the adjusted bases of the personal property in a Hotel at the beginning and at the end of a taxable year bears to the average of the aggregate adjusted bases of both the real and personal property comprising the Hotel at the beginning and at the end of a taxable year.

  "ADR" means average daily room rate.

  "AGH GP" means AGH GP, Inc., a Nevada corporation and wholly owned subsidiary of the Company, which is the sole general partner of the Operating Partnership.

  "AGH LP" means AGH LP, Inc. a Nevada corporation and wholly owned subsidiary of the Company, which is a Limited Partner of the Operating Partnership.

  "AGH Predecessor Hotels" means the following four Initial Hotels that were acquired primarily from partnerships controlled by stockholders of AGHI: the Holiday Inn Dallas DFW Airport West, Courtyard by Marriott-Meadowlands, Hotel Maison de Ville, and the Hampton Inn Richmond Airport.

  "AGHI" means American General Hospitality, Inc., which operates the Current Hotels pursuant to the Management Agreements, and certain of its affiliates.

  "Alliance Securities" means those shares of Common Stock or OP Units issued to Wyndham Hotel Corporation and its affiliates pursuant to the Wyndham Alliance.

  "Anti-Abuse Rule" means the regulations issued by the United States Treasury Department under the Partnership Provisions of the Code that authorize the IRS, in certain "abusive" transactions involving partnerships, to disregard the form of a transaction and recast it for federal tax purposes as it deems appropriate.

  "Base Rent" means the fixed obligation of the Lessee to pay a sum certain in weekly rent under each of the Participating Leases.

  "Beverage Corporations" means those corporations wholly owned by Steven D. Jorns that sublease from the Lessee the portion of fourteen of the Current Hotels that sell alcoholic beverages.

  "Beverage Subleases" means those subleases between the Lessee and the Beverage Corporations relating to the sublease of the areas at the Current Hotels where alcoholic beverages are sold.

  "Board of Directors" means the Board of Directors of the Company.

  "Bylaws" means the Bylaws of the Company.

  "Cash Available for Distribution" means Funds From Operations adjusted for amortization of deferred financing costs, franchise transfer costs and unearned officers' compensation, less reserves for capital expenditures.

  "Charter" means the charter of the Company filed for record with the State Department of Assessments and Taxation of Maryland, as may be amended from time to time.

  "Code" means the Internal Revenue Code of 1986, as amended.

  "Commission" means the United States Securities and Exchange Commission.

  "Common Stock" means the shares of Common Stock, $0.01 par value per share, of the Company.

  "Company" means American General Hospitality Corporation, a Maryland corporation, which was incorporated on April 12, 1996, together with AGH GP, AGH LP, and the Operating Partnership, and any subsidiaries thereof.

  "Company Expenses" means all administrative costs and expenses of the Company, AGH GP, and AGH LP.

  "Comptroller" means the office of the Texas State Comptroller of Public Accounts.

  "Counsel" means Battle Fowler LLP.

  "CPI" means the United States Consumer Price Index, All Urban Consumers, U.S. City Average, All Items (1982-84 = 100)

  "Current Hotels" means the fifteen hotels that the Company owned as of December 31, 1996.

  "DFW South Loan" means the non-recourse mortgage on Holiday Inn Dallas DFW Airport South in the outstanding principal amount as of February 28, 1997 of approximately $14.0 million.

  "ESAs" means phase I environmental site assessments.

  "Exchange Act" means the Securities Exchange Act of 1934, as amended.

  "F&B" means food and beverage.

  "FF&E" means furniture, fixtures and equipment.

  "FF&E Note" means collectively the one or more five-year amortizing recourse promissory notes in the aggregate principal amount of $315,000 issued by the Lessee to the Operating Partnership in connection with the sale by the Operating Partnership of certain personal property relating to certain of the Initial Hotels.

  "Formation Transactions" means the principal transactions in connection with the formation of the Company and the acquisition of the Initial Hotels.

  "Franchise Licenses" means those franchise licenses relating to the franchised Hotels.

  "French Quarter Loan" means the non-recourse note in the outstanding principal amount of approximately $9.6 million, as of December 31, 1996, assumed by the Company in connection with the purchase of the French Quarter Suites Hotel.

  "Funds From Operations" means income (loss) before minority interest (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures.

  "General Partner" means AGH GP, Inc., a Nevada corporation.

  "Initial Hotels" means the thirteen hotels that the Company acquired pursuant to the Formation Transactions at the time of the IPO.

  "IPO" means the Company's initial public offering of Common Stock.

  "IRS" means the U.S. Internal Revenue Service.

  "Lease Master Agreement" means the agreement between the Operating Partnership and the Lessee which sets forth the terms of the Lessee's required capitalization and certain other matters.

  "Lessee" means AGH Leasing, L.P., which leases the Hotels from the Operating Partnership pursuant to the Participating Leases.

  "Lessee Pledge" means the pledge by the partners of the Lessee of 275,000 OP Units to the Company to secure the Lessee's obligations under the Participating Leases.

  "Limited Partners" means the limited partners of the Operating Partnership.

  "Line of Credit" means the Company's $150 million line of credit with Societe Generale, Southwest Agency, Bank One Texas, N.A. and certain other lenders.

  "Management Agreements" means the agreements between AGHI and the Lessee to operate the Hotels.

  "NAREIT" means the National Association of Real Estate Investment Trusts.

  "NYSE" means the New York Stock Exchange, Inc.

  "OP Units" means units of limited partnership interest in the Operating Partnership.

  "Operating Partnership" means American General Hospitality Operating Partnership, L.P., a limited partnership organized under the laws of Delaware. Unless the context requires otherwise, Operating Partnership includes any subsidiaries of the Operating Partnership.

  "Option Hotels" means the two Courtyard by Marriott hotels currently located in Boise, Idaho and in Durham, North Carolina in which AGHI holds an interest.

  "Other Initial Hotels" means the following nine Initial Hotels that were acquired primarily from persons unaffiliated with AGHI in connection with the IPO and the related Formation Transactions: the Holiday Inn Dallas DFW Airport South, Hilton Hotel-Toledo, Holiday Inn New Orleans International Airport, Holiday Inn Park Center Plaza, Holiday Inn Select-Madison, Holiday Inn Mission Valley, LeBaron Airport Hotel, Days Inn Ocean City, and Best Western Albuquerque Airport Hotel.

  "Participating Leases" means the operating leases between the Lessee and the Operating Partnership pursuant to which the Lessee leases the current Hotels from the Operating Partnership.

  "Participating Rent" means rent based on percentages of room revenue, food and beverage revenues and telephone and other revenue payable by the Lessee pursuant to the Participating Leases.

  "Partnership Agreement" means the partnership agreement relating to the Operating Partnership.

  "Partnership Provisions" means the partnership provisions of the Code.

  "PCBs" means polychlorinated biphenyls.

  "Plan" means AGHI's Retirement Savings Plan

  "Portfolio Purchase" means the Company's acquisition of the Wyndham Garden Hotel-Marietta (formerly the Four Points by Sheraton(R)) Hotel, the French Quarter Suites Hotel and the Sheraton Key Largo from French Quarter Holdings, Inc. for an aggregate purchase price of approximately $59.1 million.

  "Radisson Loan" means the one-year mortgage note in the principal amount of approximately $8.2 million assumed by the Company in connection with the purchase of Radisson Hotel Arlington Heights.

  "REIT" means real estate investment trust as defined in Section 856 of the Code.

  "Rents" means, collectively, Base Rent and Participating Rent.

  "REVPAR" means average total revenue per available room and is determined by dividing room revenue by available rooms for the applicable period.

  "Secaucus Loans" means the two promissory notes secured by a non-recourse mortgage on the Courtyard by Marriott-Meadowlands hotel that were in the outstanding principal amount as of February 28, 1997 of approximately $4.5 million and $554,000, respectively.

  "Securities Act" means the Securities Act of 1933, as amended.

  "Subsidiary Partnerships" means one or more subsidiary partnerships, joint ventures, general partnerships and limited liability companies through which the Operating Partnership owns certain of the Hotels.

  "Treasury Regulations" means the income tax regulations promulgated under the code.

  "Weighted Average Daily Room Rate" means the total guest room revenue derived from all of the Hotels divided by the total Number of guest rooms sold at all of the Hotels.

  "Weighted Average Occupancy" means the total number of guest rooms sold at all of the Hotels divided by the total number of guest rooms available at all of the Hotels.

  "Wyndham" means Wyndham Hotel Corporation, together with its subsidiaries.

  "Wyndham Alliance" means the strategic alliance between the Company and Wyndham.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

American General Hospitality Corporation
 Report of Independent Accountants.......................................  F-2
 Consolidated Balance Sheet as of December 31, 1996......................  F-3
 Consolidated Statement of Operations for the Period from
  July 31, 1996 (inception of operations) through
  December 31, 1996......................................................  F-4
 Consolidated Statement of Shareholders' Equity for the Period from
  July 31, 1996 (inception of operations) through December 31, 1996......  F-5
 Consolidated Statement of Cash Flows for the Period from July 31,
  1996 (inception of operations) through December 31, 1996...............  F-6
 Notes to Consolidated Financial Statements..............................  F-7
 Schedule III-Real Estate and Accumulated Depreciation as of
  December 31, 1996......................................................  F-18

AGH Leasing, L.P
 Report of Independent Accountants.......................................  F-19
 Balance Sheet as of December 31, 1996...................................  F-20
 Statement of Operations for the Period from July 31, 1996
  (inception of operations) through December 31, 1996....................  F-21
 Statement of Partners' Deficit for the period from July 31, 1996
  (inception of operations) through December 31, 1996....................  F-22
 Statement of Cash Flows for the Period from July 31, 1996
  (inception of operations) through December 31, 1996....................  F-23
 Notes to Financial Statements...........................................  F-24

AGH Predecessor Hotels
 The AGH Predecessor Hotels represent four of the Initial Hotels acquired, concurrent with the Company's initial public offering primarily from limited partnerships controlled by shareholders of
  American General Hospitality, Inc. The AGH Predecessor Hotels are
  deemed to be the predecessor of the Company
 Report of Independent Accountants.......................................  F-28
 Combined Balance Sheets as of December 30, 1994, December 29, 1995
  and July 30, 1996......................................................  F-29
 Combined Statements of Operations for the Period from December 30,
  1993 through December 31, 1993 the Years Ended December 30, 1994 and December 29, 1995 and for the period from December 30, 1995 through July 30, 1996..................................................  F-30
 Combined Statements of Equity for the Period from December 30, 1993 through December 31, 1993, the Years Ended  December 30, 1994 and
  December 29, 1995 and for the period from December 30, 1995 through
  July 30, 1996..........................................................  F-31
 Combined Statements of Cash Flows for the Period from December 30,
  1993 through December 31, 1993, the Years Ended December 30, 1994 and December 29, 1995 and for the period from December 30, 1995 through July 30, 1996..................................................  F-32
 Notes to Combined Financial Statements..................................  F-33
 Schedule III-Real Estate and Accumulated Depreciation as of July 30,
  1996...................................................................  F-38

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
American General Hospitality Corporation

  We have audited the accompanying consolidated balance sheet of American General Hospitality Corporation as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the period from July 31, 1996 (inception of operations) through December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American General Hospitality Corporation as of December 31, 1996 and the consolidated results of their operations and their cash flows for the period from July 31, 1996 (inception of operations) through December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                    Coopers & Lybrand L.L.P.

Dallas, Texas
January 25, 1997, except for Note 10, as to which the date is March 26, 1997

                    AMERICAN GENERAL HOSPITALITY CORPORATION

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996

                                    ASSETS
Investment in hotel properties:
 Land and land improvements......................      $ 17,287,136
 Buildings and improvements......................       195,294,012
 Furniture, fixtures and equipment...............        11,505,892
 Construction-in-progress........................        10,861,976
                                                     --------------
                                                        234,949,016
Less: accumulated depreciation...................        (4,188,198)
                                                     --------------
   Net investment in hotel properties............       230,760,818
Cash and cash equivalents........................         3,888,281
Restricted cash..................................           544,541
Participating Lease receivable-AGH
 Leasing, L.P....................................         3,982,424
Deferred expenses, net...........................         2,986,946
Other assets.....................................           664,661
Note receivable-Lessee...........................           287,684
                                                     --------------
     Total assets................................      $243,115,355
                                                     ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Debt.............................................      $ 19,122,398
Debt, Line of Credit.............................        57,500,000
Distributions payable............................         4,150,729
Accounts payable, accrued expenses and
 other liabilities...............................         5,756,097
Minority interest in Operating
 Partnership.....................................        29,125,020
                                                     --------------
     Total liabilities...........................       115,654,244
                                                     --------------

Commitments and contingencies (Notes 4 and 5)

Shareholders' equity:
Common stock $0.01 par value per share,
 100,000,000 shares authorized,
  8,288,841 shares issued and outstanding........            82,888
Additional paid-in capital.......................       128,746,013
Unearned officers' compensation..................          (850,521)
Distributions inexcess of earnings...............          (517,269)
                                                     --------------
     Total shareholders' equity..................       127,461,111
                                                     --------------
     Total liabilities and
      shareholders' equity.......................      $243,115,355
                                                     ==============



                  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN GENERAL HOSPITALITY CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE PERIOD FROM JULY 31, 1996 (INCEPTION OF OPERATIONS)
                             THROUGH DECEMBER 31, 1996

Revenues:
   Participating Lease revenue...................      $13,387,719
   Interest income...............................          108,075
                                                     -------------
       Total revenue.............................       13,495,794
                                                     -------------
Expenses:
   Depreciation..................................        2,635,380
   Amortization of deferred loan costs...........          234,375
   Amortization of franchise fees................           31,621
   Amortization of other deferred
    expenses.....................................            7,429
   Real estate and personal property
    taxes and property insurance.................        1,444,592
   General and administrative....................          822,113
   Ground lease expense..........................          545,279
   Amortization of unearned officers'
    compensation.................................           36,979
   Interest expense..............................        1,412,117
                                                     -------------
       Total expenses............................        7,169,885
                                                     -------------
Income before minority interest..................        6,325,909
Minority interest................................        1,196,728
                                                     -------------
Net income applicable to common
 shareholders....................................      $ 5,129,181

                                                     =============
Net income per common share......................            $0.63
                                                     =============
Weighted average number of common
 shares outstanding..............................        8,170,029
                                                     =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
          FOR THE PERIOD FROM JULY 31, 1996 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1996

                                        Common Stock            ADDITIONAL        UNEARNED      DISTRIBUTIONS IN
                              -------------------------------    PAID-IN          OFFICERS'         EXCESS OF
                                   SHARES         DOLLARS        CAPITAL        COMPENSATION        EARNINGS             TOTAL
                              ----------------------------------------------------------------------------------------------------
Issuance of common shares,
  net of offering expenses
  and allocation to minority
  interest ($1,974,994)...         8,212,008       $82,120      $127,276,784                                          $127,358,904
Issuance of restricted
  common shares to officers           50,000           500           887,000        $(887,500)
Distributions paid
  October 30, 1996
  ($0.2746 per share)...                                                                              $(2,268,748)      (2,268,748)
Distributions declared
  December 18, 1996
  ($0.4075 per share)...                                                                               (3,377,702)      (3,377,702)
Issuance of common shares
  to directors...........              1,436            14            25,475                                                25,489
Issuance of common shares
  for the acquisition of the
  Days Inn Lake Buena
  Vista adjusted for
  allocation to minority
  interest ($57,008)....              25,397           254           556,754                                               557,008
Amortization of unearned
  officers' compensation                                                               36,979                               36,979
Net income..............                                                                                5,129,181        5,129,181
                              ----------------------------------------------------------------------------------------------------
Balance at December 31,
  1996..................           8,288,841       $82,888      $128,746,013        $(850,521)        $  (517,269)    $127,461,111
                              ====================================================================================================

                  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE PERIOD FROM JULY 31, 1996 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1996

 Cash flows from operating activities:
 Net income..........................................................       $   5,129,181
 Adjustments to reconcile net income to  net cash
   provided by operating activities, net of effects
   of acquisitions:
   Depreciation......................................................          2,635,380
   Amortization......................................................            310,404
   Minority interest.................................................          1,196,728
 Changes in assets and liabilities:
   Restricted cash...................................................           (544,541)
   Participating Lease receivable-AGH
    Leasing, L.P....................................................          (3,982,424)
   Payments of organization costs and
    franchise fees...................................................         (1,010,371)
   Other assets......................................................           (664,661)
   Accounts payable, accrued expenses
    and other liabilities............................................          5,756,097
                                                                         ---------------
     Net cash flow provided by
      operating activities...........................................          8,825,793
                                                                         ---------------
Cash flows from investing activities:
 Purchase of hotel properties and
  related assets.....................................................       (175,612,831)
 Improvements and additions to hotel
  properties.........................................................        (10,861,976)
 Payments received on note receivable
  AGH Leasing, L.P...................................................             27,316
                                                                         ---------------
     Net cash flow used in investing activities......................       (186,447,491)
                                                                         ---------------
Cash flows from financing activities:
 Proceeds from borrowings............................................         67,500,000
 Net proceeds from public offering...................................        129,333,898
 Principal payments on borrowings....................................        (10,283,862)
 Payments for deferred loan costs....................................         (2,250,000)
 Distributions paid..................................................         (2,790,057)
                                                                         ---------------
     Net cash flow provided by financing activities..................        181,509,979
                                                                        ----------------
 Net change in cash and cash equivalents.............................          3,888,281
Cash and cash equivalents as of July  31, 1996
 (inception of operations)...........................................
                                                                         ---------------
Cash and cash equivalents as of December 31, 1996....................      $   3,888,281
                                                                         ===============
Supplemental disclosure of cash flow  information:
 Cash paid during the period for interest............................      $   1,251,610
                                                                         ===============

                  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND INITIAL PUBLIC OFFERING

  Organization-American General Hospitality Corporation (the "Company" or the "Registrant") was incorporated and formed on April 12, 1996 as a Maryland corporation which intends to qualify as a real estate investment trust ("REIT"). The Company commenced operations on July 31, 1996 (see Initial Public Offering discussion below). Upon commencement of operations, the Company acquired equity interests in 13 hotels (the "Initial Hotels"). Four of the Initial Hotels (the "AGH Predecessor Hotels") were acquired primarily from limited partnerships controlled by the shareholders of American General Hospitality, Inc. (the "AGHI Affiliates"). The remaining nine Initial Hotels (the "Other Initial Hotels") were acquired primarily from parties unaffiliated with the Company through contracts with the sellers acquired from an AGHI affiliate.

  Upon completion of the initial public offering described below, the Company, through wholly owned subsidiaries, acquired an approximate 81.3% equity interest in American General Hospitality Operating Partnership, L.P. (the "Operating Partnership"). A wholly owned subsidiary of the Company is the sole general partner of the Operating Partnership. The Operating Partnership and entities which it controls own the Initial Hotels and lease them to AGH Leasing, L.P. (the "Lessee"), which is owned, in part, by certain officers of the Company, under operating leases ("Participating Leases") which provide for rent based on the revenues of the Initial Hotels. The Lessee has entered into management agreements pursuant to which the Initial Hotels are managed by American General Hospitality, Inc. ("AGHI").

  Initial Public Offering-As of July 31, 1996, the Company completed an initial public offering of 7,500,000 shares of its Common Stock and an additional 575,000 shares of common stock were issued by the Company on August 28, 1996 upon exercise of the underwriters' over-allotment option at a price per share of $17.75 (the "IPO"). In addition, concurrently with the July 31, 1996 closing of the IPO, the Company acquired interests in five of the Initial Hotels from the AGHI Employee Retirement Savings Plan (the "Retirement Plan") in exchange for 137,008 shares. Upon consummation of the IPO, the Company contributed all of the net proceeds of the IPO ($129.3 million after deducting IPO expenses), together with interests in five of the Initial Hotels acquired in connection with the Retirement Plan acquisition, to AGH GP, Inc. ("General Partner") and AGH LP, Inc. ("Limited Partner"), which, in turn, contributed such proceeds and interests to the Operating Partnership in exchange for an approximate 81.3% equity interest in the Operating Partnership. The General Partner, a wholly owned subsidiary of the Company, owns a 1.0% interest in the Operating Partnership. The Limited Partner, also a wholly owned subsidiary of the Company, owns an approximate 80.3% limited partnership interest in the Operating Partnership.

  Also on July 31, 1996 the Operating Partnership acquired directly or indirectly the remaining interests in each of the Initial Hotels for an aggregate of 1,896,996 units of limited partnership interest in the Operating Partnership ("OP Units") (560,178 OP Units to the Primary Contributors, which consist of the principals of AGHI and the Lessee and certain of their respective affiliates and 1,336,818 OP Units to parties unaffiliated with the Primary Contributors) and approximately $91.0 million in cash to parties unaffiliated with the Primary Contributors. At the time of their acquisition, the Initial Hotels were subject to approximately $52.9 million in mortgage indebtedness of which approximately $33.5 million was repaid from the net proceeds of the Offering and the initial draw from the Line of Credit. On August 28, 1996, the outstanding borrowings under the Line of Credit were repaid with proceeds of the exercise of the underwriters' over-allotment option. The Operating Partnership reimbursed AGHI for approximately $900,000 for direct out-of-pocket expenses incurred in connection with the acquisition of the Initial Hotels, including legal, environmental and engineering expenses. In addition, concurrent with the consummation of the IPO, the Operating Partnership sold certain personal property relating to certain of the Initial Hotels to the Lessee in exchange for a series of three five-year recourse promissory notes in the aggregate principal amount of $315,000 that are collateralized by such personal property.

  Upon the closing of the Offering, the Company closed a $100 million line of credit with a consortium of banks led by Societe Generale, Southwest Agency and Bank One, Texas, N.A. (the "Line of Credit"). The Line of Credit is collateralized by, among other things, first mortgage liens on all of the Initial Hotels, other than the Holiday Inn Dallas DFW Airport South and the Courtyard by Marriott-Meadowlands, which hotels collateralize other indebtedness. The Line of Credit has an initial term of three years that is subject to extension under certain circumstances for an additional one-year term. Borrowings under the Line of Credit bear interest at 30-day, 60-day or 90-day LIBOR (the "London Interbank

                   AMERICAN GENERAL HOSPITALITY CORPORATION

Offered Rate"), at the option of the Company, plus 1.85% per annum, payable monthly in arrears or one-half percent in excess of the prime rate.

  At December 31, 1996, the Company owned an 81.4% interest in the Operating Partnership which owned 15 hotels (the "Current Hotels") and leased them to the Lessee. The Lessee has entered into management agreements pursuant to which all hotels are managed by AGHI.

  On October 22, 1996, the Company acquired the 490-room Days Inn Lake Buena Vista for an aggregate purchase price of approximately $30.5 million that was paid as follows: (i) $30.0 million in cash and (ii) $500,000 through the issuance of 25,397 shares of restricted Common Stock. In connection with the acquisition, the Company also paid an aggregate of approximately $2.4 million to acquire a license and an association membership related to the hotel's African royal safari theme (as described below) and for certain hotel related design services. The Company has budgeted approximately $9.3 million to complete an extensive renovation program to upgrade the entire hotel and to reposition the hotel as a Wyndham Hotel during the fourth quarter of 1997.

  On November 21, 1996, the Company acquired the 204-room Holiday Inn Resort Monterey for approximately $15.5 million in cash. The Company has budgeted approximately $3.9 million in renovations to upgrade the hotel's guest rooms and public areas in order to reposition the hotel as a Hilton Hotel during the fourth quarter of 1997.

  The Company completed a second offering ("1997 Public Offering") of 6,365,300 shares of common stock in February 1997 - see Subsequent Events, Note 10.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principals of Consolidation-The consolidated financial statements include the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated.

  Investment in Hotel Properties-Hotel properties are stated at cost and are depreciated using the straight-line method over estimated useful lives of 39 years for buildings and improvements and 5 to 7 years for furniture, fixtures and equipment.

  The Company periodically reviews the carrying value of each of its investments in hotel properties to determine if circumstances exist indicating an impairment in the carrying value of the investment in hotel property or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel property and determine if the investment in hotel property is recoverable based on the undiscounted future cash flows. Management of the Company does not believe that their are any factors or circumstances indicating impairment of any of its investment in hotel properties.

  Maintenance and repairs are charged to operations as incurred; major renewals and improvements are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation accounts are removed from the accounts and the related gain or loss is included in operations.

  Cash and Cash Equivalents-All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

  Restricted Cash-Escrow deposits required by the Holiday Inn Dallas DFW Airport South hotel and an escrow deposit used to pay certain unused facility fees under the Line of Credit are considered to be restricted cash.

  Deferred Expenses-Organizational costs of approximately $94,771, deferred loan costs of approximately $2,250,000 and franchise fees of approximately $915,600 at December 31, 1996 are stated at cost. Amortization of organization costs is computed using the straight-line method over five years. Amortization of deferred loan costs is computed using the effective yield method over the original term of the related debt of four years. Amortization of franchise fees is computed

                   AMERICAN GENERAL HOSPITALITY CORPORATION using the straight-line method over the average life of the franchise agreements of approximately 10 years. Accumulated amortization at December 31, 1996 is $273,425.

  Revenue Recognition-Participating Lease revenue is recognized when earned from the Lessee under the Participating Lease agreements (see Note 4). The Participating Lease revenue is based on a percentage of room revenues, food and beverage revenues and telephone and other revenues. The departmental revenue thresholds in the Participating Leases are seasonally adjusted for interim periods and the Participating Lease formulas adjust effective January 1, 1997 by a percentage equal to the percentage increase in the Consumer Price Index as compared to the prior year plus .75 percent. Additionally, seven of the Initial Hotels will have further adjustments to the Participating Lease formulas due to the significant renovations expected to be completed on those hotels in 1997. The Lessee is in compliance with its obligations stipulated in the Percentage Leases.

  At December 31, 1996, the Lessee owed the Company $3,982,424 under the Participating Leases which was paid in January 1997.

  Net Income Per Common Share-Net income per common share is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock and equivalents outstanding. Common share equivalents that have a dilutive effect represent the restricted shares issued to certain officers. For the period from July 31, 1996 through December 31, 1996, the outstanding common stock options had an immaterial dilutive effect.

  Distributions-The Company pays regular quarterly distributions which are dependent on receipt of distributions from the Operating Partnership. Distributions made in 1996 represent an 18% return of capital for federal income tax purposes.

  Minority Interest-Minority interest in the Operating Partnership represents the limited partners' proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted average percentage ownership through the year.

  Income Taxes-The Company intends to qualify as a REIT under Section 856 through 860 of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been reflected in the consolidated financial statements.

  Earnings and profits, which will determine the taxability of distributions to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal tax purposes primarily in the estimated useful lives used to compute depreciation.

  Concentrations of Risk-The Company places cash deposits at a major bank. At December 31, 1996, bank account balances exceeded Federal Deposit Insurance Corporation limits by approximately $3.0 million. Management believes credit risk related to these deposits is minimal.

  Use of Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  The Company's Current Hotels are diversified by five different national brands and include thirteen full-service hotels and two limited service hotels located in ten states.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

3. Debt Obligations

  Debt at December 31, 1996 consists of the following:

First mortgage note payable in monthly installments
  including interest at the fixed rate of 8.75%;
  maturing on February 1, 2011 at which time a balloon
  payment of approximately $6,120,000 will be due and
  payable; and collateralized by the Holiday Inn
  Dallas DFW Airport South hotel.........................     $13,998,724
First mortgage note payable in monthly installments
  including interest at the fixed rate of 7.5%;
  maturing on December 1, 2001 at which time a balloon
  payment of approximately $3,985,000 will be due and
  payable; and collateralized by the Courtyard by
  Marriott-Meadowlands hotel.............................       4,547,894
Construction loan payable in monthly installments
  including interest at the fixed rate of 7.89%;
  maturing on January 1, 2001 collateralized by the
  Courtyard by Marriott-Meadowlands hotel................         575,780
                                                            -------------
                                                               19,122,398
Line of Credit...........................................      57,500,000
                                                            -------------
Total debt obligations...................................     $76,622,398
                                                            =============

  The Company has a $100 million Line of Credit which matures on July 31, 1999. At December 31, 1996, the Company has approximately $23.4 million available for borrowing under the Line of Credit ($16.1 million after closing the Hilton Hotel Durham acquisition and its admission into the approved borrowing base-see note
10). The Company expects that its borrowing capacity under the Line of Credit will increase to approximately $100 million, assuming all additional borrowings are used to fund capital improvements to the hotels or the acquisition of additional hotels. Borrowings under the Line of Credit bear interest at 30-day, 60-day or 90-day LIBOR, at the option of the Company, plus 1.85% per annum (7.35% at December 31, 1996), payable monthly in arrears or one-half percent in excess of prime rate.

  The Line of Credit is collateralized by the Company's investment in hotel properties other than the hotel properties collateralizing the previous debt obligations.

  Aggregate annual principal payments for the Company's debt at December 31, 1996 are as follows.

        YEAR
        ----
        1997...................................  $    557,816
        1998...................................       584,965
        1999...................................    58,114,586
        2000...................................       646,906
        2001 and thereafter....................    16,718,125
                                                  -----------
                                                 $ 76,622,398
                                                  ===========

    The Company's Line of Credit limits consolidated indebtedness (measured at the time the debt is incurred) to no more than 45% of the Company's investments in hotels.

4. COMMITMENTS AND RELATED PARTY TRANSACTIONS

  Franchise and Management Fees

  Franchise costs represent the annual expense for franchise royalties and reservation services under the terms of hotel franchise agreements which expire from 1998 to 2013. Franchise costs are based upon varying percentages of gross room revenue ranging from 1.0% to 5.0%. These fees are paid by the Lessee. No franchise costs were incurred for the Hotel Maison de Ville or the Le Baron Airport Hotel.

  The hotels are managed by AGHI on behalf of the Lessee. The Lessee pays AGHI a base management fee of 1.5% of total revenue and an incentive fee of up to 2.0% of total revenue. The incentive fee, if applicable, is equal to 0.025%

                   AMERICAN GENERAL HOSPITALITY CORPORATION of annual total revenue for each 0.1% increase in annual total revenue over the total revenues for the preceding twelve month period up to the maximum incentive fee.

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

  The Company entered into an agreement for a license and an association membership from one of the sellers of the Days Inn Lake Buena Vista which the Company immediately assigned to the Lessee. Commencing January 1998, in connection with the license and the association membership, the Lessee is required to pay recurring association fees including a base monthly fee equal to 1.0% of the prior month's gross room revenues generated at the hotel, and an additional fee of 0.5% to 1.0% of gross monthly revenues if the trailing twelve month's gross room revenues at the hotel exceed a threshold of approximately
$13 million, (subject to increase based on the percentage increase in the CHI). In addition, the Lessee is obligated to pay a recurring royalty for the African royal safari theme equal to an amount which ranges from 10% to 25% of net operating income in excess of $6 million (subject to adjustment if the Lessee invests more than $40 million in the hotel). The Lessee is also obligated to pay a marketing assistance fee equal to .25% of gross room revenues. The marketing and association fees are not expected to exceed 2.25% of gross room revenues for any twelve-month period. The association membership agreement terminates in October 2008; the Lessee is obligated to pay liquidated damages if the agreement is terminated earlier.

  Participating Leases

  The Lessee has future lease commitments to the Company under the Participating Leases which expire from July 2008 to November 2009. Minimum future rental income (i.e., base rents) under these noncancellable Participating Leases at December 31, 1996 is as follows:

                Year                         Amount
                ----                      ------------
         1997........................     $ 26,419,208
         1998........................       26,851,816
         1999........................       27,813,684
         2000........................       28,810,872
         2001 and thereafter.........      253,080,680
                                          ------------
                 Total                    $362,976,260
                                          ============

  Under the Participating Leases, the Company is obligated to pay the costs of real estate and personal property taxes, property insurance and maintaining underground utilities and structural elements of the Initial Hotels. Additionally, the Company is required to establish annual minimum reserves equal to 4.0% of total revenue for each of the Hotels which will be utilized by the Lessee for the replacement and refurbishment of furniture, fixtures & equipment ("FF&E") and other capital expenditures to enhance the competitive position of the Hotels. At December 31, 1996, actual capital expenditures were greater than the amount required to be reserved.

  In the event the Company enters into an agreement to sell or otherwise transfer a Hotel, the Company will have the right to terminate the Participating Lease with respect to such hotel upon 30 days' prior written notice upon either
(i) paying the Lessee the fair market value of the Lessee's leasehold interest in the remaining term of the Participating Lease to be terminated (which amount will be determined by discounting to present value, for each year of the remainder of the lease term, cash flow attributable to such lease after deducting the cost component of the applicable management fees, at an annual discount rate of 12% (for the purposes of such calculation, the annual cash flow for each remaining year of the lease term shall be equal to the cash flow attributable to such lease for the twelve months ended on the lease termination date)) or (ii) offering to lease to the Lessee a substitute hotel on terms that would create a leasehold interest in such hotel with a fair market value equal to or exceeding the fair market value of the Lessee's remaining leasehold interest under the Participating Lease to be terminated.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

  Ground Leases

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

  The Best Western Albuquerque Airport Hotel is subject to a ground lease with respect to approximately 10 acres. The ground lease terminates in December 2013, with two five-year options to renew. The lease requires a fixed rent payment equal to $19,180 per year subject to annual consumer price index adjustment and a percentage rent payment equal to 5.0% of gross room revenues, 3.0% of gross receipts from the sale of alcoholic beverages, 2.0% of gross receipts from the sale of food and non-alcoholic beverages and 1.0% of gross receipts from the sale of other merchandise or services. The lease also provides the landlord with the right, subject to certain conditions, to require the Company, at its expense, to construction 100 additional hotel rooms if the occupancy rate at the hotel is 85.0% or more for 24 consecutive months and to approve any significant renovations scheduled at the hotel. The occupancy rate at the Best Western Albuquerque Airport Hotel for the year ended December 31, 1996 was 80.4%.

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

  Minimum future rental payments for the ground leases to be paid by Company at December 31, 1996 are as follows:

                Year                             Amount
                ----                            -----------
                1997.......................     $   343,846
                1998.......................         361,416
                1999.......................         366,866
                2000.......................         372,725
                2001 and thereafter........      18,425,301
                                                -----------
                     Total.................     $19,870,154
                                                ===========
5. EMPLOYEE BENEFITS

  The Board of Directors adopted the American General Hospitality Corporation 1996 Incentive Plan (the "1996 Plan") and the American General Hospitality Corporation Non-Employee Directors' Incentive Plan (the "Directors' Plan".)

  The 1996 Plan-Each employee of the Company or of an affiliate of the Company (other than employees of the Lessee and AGHI who are not also employees of the Company), or any other person whose efforts contribute to the Company's performance is eligible to participate in the 1996 Plan. The Compensation Committee of the Board of Directors may grant stock options, stock awards, incentive awards or performance shares to participants. Under the 1996

                   AMERICAN GENERAL HOSPITALITY CORPORATION

Plan, the total number of shares available for grant is 900,000 shares of Common Stock of which not more than 50,000 shares may be granted as stock awards.

  The Directors' Plan-A maximum of 100,000 shares of Common Stock may be issued under the Directors' Plan. The Directors' Plan provides that each director will be awarded nonqualified options to purchase 10,000 shares of Common Stock at the fair market value at the date of grant. On October 1, 1996, the Directors were issued 1,436 shares (359 per Director) at the IPO price ($17.75) in accordance with the agreement.

  Concurrent with the IPO, the Company granted to the Company's officers and directors options (''Options'') to acquire an aggregate 400,000 shares of Common Stock at an exercise price of $17.75 per share (the Offering Price) and stock awards ("Awards") representing 50,000 shares of restricted Common Stock. The Options and Awards vest and are exercisable over five years. The Options expire in 2006. As of December 31, 1996, no options had been exercised.

  Employment Agreements-The Company entered into an employment agreement with Mr. Steven D. Jorns, the Company's Chairman of the Board, President and Chief Executive Officer for a term of five years at an initial annual base compensation of $100,000, subject to any increases in base compensation approved by the Compensation Committee. In addition, the Company entered into employment agreements with three other executive officers each for a term of five years at an aggregate annual base compensation of $230,000.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards ("SFAS") No. 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, the Company reports the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities at cost which approximates fair value due to the short maturity of these instruments. The carrying amount of the Company's debt obligations approximates fair value due to the Company's ability to obtain such borrowings at comparable interest rates.

7. STOCK BASED COMPENSATION PLANS

  The Company sponsors the "American General Hospitality Corporation 1996 Incentive Plan" (the "1996 Plan") and the "American General Hospitality Corporation Non-Employee Directors' Incentive Plan" (the "Directors' Plan") (collectively, the "Plans"), which are stock-based incentive compensation plans as described below. The Company applies APB Opinion 25 and related Interpretations in accounting for the plans. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has elected to follow the disclosure provisions of SFAS 123. Accordingly, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are presented below.

                                STOCK OPTIONS

  The Company is authorized to issue 900,000 shares of Common Stock under the 1996 Plan pursuant to "Awards" granted in the form of incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, performance shares and other incentive awards. Awards may be granted to key executives and other key employees of the Company and its affiliates. The options granted in 1996 were composed of both incentive and nonqualified stock options with 10-year contractual terms. The options vest 25% per year beginning on the grant date. The Compensation Committee administers the Plan and has broad discretion in selecting Plan participants and determining the vesting period and other terms applicable to Awards granted under the Plan.

  Under the Directors Plan, the Company automatically grants nonqualified stock options to non-employee directors on designated "award dates." The options granted in 1996 have 10-year contractual terms and vest 33.33% per year beginning on the grant date. The Compensation Committee administers the Plans and has limited discretion in determining the terms applicable to Awards granted under the Plan.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

  Under the Plans, the Company granted a total of 400,000 stock options in 1996.

  A summary of the status of the Company's stock options as of December 31, 1996 and the changes during the year ended on that date is presented below:

                                                1996
                                           -------------
                                   Number of             Weighted
                                   Shares of              Average
                                   Underlying            Excercise
                                    Options                Prices
                               -------------------------------------
Outstanding at beginning of
  the year                            0                   n/a
Granted                            400,000              $17.75
Exercised                             0                   n/a
Forfeited                            n/a                  n/a
Expired                              n/a                  n/a
Outstanding at end of year         400,000              $17.75
Exercisable at end of year         103,333              $17.75
   Weighted-average fair
   value of options granted
   during the year                             $0.96


  The remaining contractual term for options outstanding as of December 31, 1996 is 9.58 years. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 9.2%; risk-free interest rates range from 6.63% to 6.82%; the expected lives of options are 6 to 8 years; and the stock price volatility is 15.46% for all grants.

    RESTRICTED STOCK

  According to the 1996 Plan, a total of 50,000 of the 900,000 reserved shares of Common Stock may be issued as restricted Common Stock. In 1996, the Company issued 50,000 shares of restricted Common Stock. These shares vest at the rate of 10% on the date of grant, 20% on the second and third anniversaries of the date of grant, and 25% on the third and fourth anniversaries of the date of grant.

  In accordance with APB 25, upon the issuance of restricted shares of Common Stock under the Plans, the Company recognized a deferred compensation cost for the restricted Common Stock in the amount of $887,500. This cost is charged to shareholders' equity and recognized as amortization expense over the applicable vesting period, in the amount of $36,979 for 1996. The weighted average share price at the date of grant for the 50,000 shares of restricted Common Stock issued in 1996 was $17.75.

  A summary of the status of the Company's restricted shares of Common Stock as of December 31, 1996 and the changes during the year ended on that date is presented below:

                                                1996
                                           -------------
                                                        Weighted
                                                         Average
                                    Number of          Fair Market
                                     Shares           Value at Grant
                               -------------------------------------
Outstanding at beginning of
  the year                            0                   n/a
Granted                             50,000              $17.75
Outstanding at end of year          50,000              $17.75
Vested at end of year                5,000              $17.75


    PRO FORMA NET INCOME AND
    NET INCOME PER COMMON SHARE

  Had the compensation cost for the Company's stock-based compensation plans been recognized as expense, the Company's net income and net income per common share for 1996 would approximate the pro forma amounts below:

                                        As Reported     Pro Forma
                                         12/31/96       12/31/96
                SFAS 123 Charge               $0.00        $41.956
                   APB25 Charge             $36,979        $36,979
                     Net Income          $5,129,181     $5,087,225
    Net Income Per common Share               $0.63          $0.62

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. In addition, the Company anticipates making awards in the future under its stock-based compensation plans.

8.  NON-CASH INVESTING AND FINANCING ACTIVITIES.

  The Operating Partnership issued 506,825 OP Units to AGHI Affiliates, 137,008 shares of restricted common stock to the Retirement Plan and cash of $282,229 in exchange for the AGH Predecessor Hotels' investment in hotel properties of $22,757,560 (recorded at carryover historical cost) and assumed related debt of $5,267,990.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

  The Operating Partnership issued 1,336,818 OP Units to parties unaffiliated with the Primary Contributors and 53,353 OP Units to the Primary Contributors which had an aggregate value of $24,675,535 and assumed $14,138,270 of indebtedness in exchange for partial interests in four of the Other Initial Hotels.

  The Operating Partnership advanced $315,000 in the form of a note receivable to the Lessee for the purchase of FF&E.

  The Company issued 50,000 shares of restricted common stock to four executive officers which, at the date of issuance, were valued at $17.75 per share.

  The Company issued 1,436 shares of Common Stock to the Board of Directors for compensation in accordance with their agreement which were valued at $17.75 per share.

  Concurrent with the acquisition of the Days Inn Lake Buena Vista, the Company issued 25,397 shares of Common Stock to one of the sellers which were valued at $19.69 per share at the date of issuance.

  On December 18, 1996, $4,150,729 in distributions to common stock and OP Unit holders had been declared but not yet paid.

9.  PRO FORMA INFORMATION (UNAUDITED)

  Due to the impact of the IPO and related Formation Transactions including the acquisitions of the Initial Hotels and the other hotel acquisitions in 1996 as described in Note 1, the historical results of operations may not be indicative of future results of operations and net income per common share. The following unaudited pro forma information for the year ended December 31, 1995 and 1996 are presented as if the transactions previously described had occurred on January 1, 1995, and all of the current hotels had been leased to the Lessee pursuant to the Percentage Leases since that date.

  In management's opinion, all adjustments necessary to reflect the effects of the transactions previously described have been made. The pro forma information does not purport to present what actual results of operations would have been if the acquisitions and the consummation of the IPO had occurred on such date or to project results for any future period.

                                             YEAR ENDED         YEAR ENDED
                                          DECEMBER 31, 1995  DECEMBER 31, 1996
                                        --------------------------------------
Revenues
   Participating Lease revenue.........         $31,195,065        $35,302,430
   Interest income.....................              31,500             99,473
                                        --------------------------------------
      Total revenue....................          31,226,565         35,401,903
                                        --------------------------------------
Expenses
   Depreciation........................           8,703,393          7,235,664
   Amortization........................             653,211            659,739
   Real estate and personal property
    taxes and property insurance.......           3,098,755          3,517,465
   General and administrative..........           1,298,469          1,543,771
   Ground lease expense................             881,217          1,049,524
   Amortization of unearned officers'
    compensation.......................              88,750             88,750
   Interest expense....................           1,886,733          2,222,207
                                        --------------------------------------
      Total expenses...................          16,610,529         16,317,120
                                        --------------------------------------

                   AMERICAN GENERAL HOSPITALITY CORPORATION

                                             YEAR ENDED         YEAR ENDED
                                          DECEMBER 31, 1995  DECEMBER 31, 1996
                                        --------------------------------------
Income before minority interest....          14,616,036         19,084,783
Minority interest..................           2,722,070          3,549,770
                                        --------------------------------------
Net income applicable to common
 shareholders......................         $11,893,966        $15,535,013
                                        ======================================
Per common share information:
Net income per common share........         $      1.43        $      1.87
                                        ======================================
Weighted average number of shares
 of Common stock outstanding.......           8,288,841          8,288,841
                                        ======================================

10.  SUBSEQUENT EVENTS

  On January 8, 1997, the Company and the Operating Partnership purchased the 152-room Hilton Hotel in Durham, North Carolina from an unrelated third party. The acquisition cost of approximately $12.1 million was provided by cash on hand and borrowings from the Line of Credit.

  On February 7, 1997, the Company completed the 1997 Public Offering of 5,800,000 shares of Common stock. The Company contributed all of the net proceeds of the Offering to the Operating Partnership. The Company now owns an 88.1% interest in the Operating Partnership.

  On February 11, 1997, the Company increased its Line of Credit from $100 million to $150 million. The Company paid a commitment fee of $500,000 in connection with the increase and expects to pay approximately $200,000 in other fees.

  On February 28, 1997, the Company and the Operating Partnership purchased the 201-room full service Radisson Hotel Arlington Heights in Arlington Heights, Illinois, from an unaffiliated third party. The acquisition cost of approximately $11.5 million consists of $3.3 million in cash provided by proceeds from the 1997 Public Offering and the assumption of a one-year, $8.2 million first mortgage note, which bears interest at the rate of 7.5% per annum. The note assumed is collateralized by the Radisson Hotel Arlington Heights.

  On March 7, 1997, the Company sold an additional 568,300 shares of Common Stock in connection with the exercise of the 1997 Public Offering underwriters over-allotment option. The Company contributed the net proceeds from the exercise of this over allotment option to the operating partnership in exchange for additional partnership interest therein, thereby raising its aggregate percentage interest to approximately 88.5%.

  On March 17, 1997, the Company acquired a portfolio of hotels, including the Wyndham Garden Hotel-Marietta (formerly the Four Points by Sheraton(R)), the Sheraton Key Largo and the French Quarter Suites Hotel for purchase prices aggregating approximately $59.1 million (the "Portfolio Purchase"). The purchase price for the Portfolio Purchase was payable as follows: (i) approximately $49.5 million in cash provided by the proceeds from the 1997 Public Offering and (ii) the assumption of approximately $9.6 million of mortgage indebtedness secured by the French Quarter Suites Hotel.

  Wyndham Garden Hotel-Marietta (formerly the Four Points by Sheraton(R)) - Marietta, Georgia. On March 17, 1997, the Company acquired the Wyndham Garden Hotel-Marietta (formerly the Four Points by Sheraton(R)) as part of the Portfolio Purchase. The company has allocated a cash purchase price of $17.0 million to the 219-room Wyndham Garden Hotel-Marietta (formerly the Four Points by Sheraton(R)). During 1997, the Company expects to invest approximately $2.8 million to renovate the hotel and to reposition the hotel to operate as a Wyndham Garden Hotel(R). The company leases the hotel to the Lessee which, in turn, has retained Wyndham Hotel Corporation to manage the hotel.

  Sheraton Key Largo - Key Largo, Florida. On March 17, 1997, the Company acquired the Sheraton Key Largo as part of the Portfolio Purchase. The Company has allocated a cash purchase price of $26.1 million to the Sheraton Key

                   AMERICAN GENERAL HOSPITALITY CORPORATION

Largo. This hotel is a 200-room resort complex situated on a private beach on the western coastline of the Florida Keys. During 1997, the Company expects to invest approximately $4.0 million in improvements to the hotel and to reposition the hotel to operate as a Westin Resort(R).

  French Quarter Suites Hotel - Atlanta, Georgia. On March 17, 1997, the Company acquired the French Quarter Suites Hotel as part of the Portfolio Purchase. The Company has allocated a $16.0 million purchase price to the French Quarter Suites Hotel that was payable as follows: (i) approximately $6.4 million in cash and (ii) the assumption of approximately $9.6 million in mortgage indebtedness, which bears interest at the rate of 9.75% per annum.
The hotel was constructed in 1985 and contains a total of 155 guest rooms, of which 144 are suites. During 1997, the Company plans to invest approximately $2.8 million to complete an extensive renovation of the hotel and to reposition the hotel to operate as a Doubletree Guest Suites(R).

  The following unaudited pro forma financial data for the years ended December 31, 1995 and 1996 are presented as if the IPO and the related Formation Transactions, the acquisition of all Hotels and the consummation of the Offering and the application of net proceeds therefrom had occurred on January 1, 1995.

                                             YEAR ENDED         YEAR ENDED
                                          DECEMBER 31, 1995  DECEMBER 31, 1996
                                        --------------------------------------
Participating lease revenue........           $39,837,690        $45,452,534
Net income applicable to common
  shareholders.....................           $15,444,169        $21,248,619
Net income per common share........           $      1.05        $      1.45
Weighted average number of common
  shares outstanding...............            14,657,141         14,657,141


  On March 26, 1997, the Company announced that it had signed contracts to purchase two hotels for approximately $32.9 million from two independent sellers. The hotels are the 249 room Holiday Inn Corporate Center in Phonenix, Arizona and the 226 room Hilton Airport Hotel in Grand Rapids, Michigan. The acquisition cost will be provided by funds from the Company's 1997 Public Offering and borrowings from the Line of Credit. The acquisitions are contingent upon the completion and satisfactory results of the business and financial due diligence reviews.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996

                                                                               Cost Capitalized              Gross Amounts At
                                                                                 Subsequent to                Which Carried
                                                   Initial Cost                   Acquisition               at Close of Period
                                              ------------------------       ----------------------      ------------------------
                                                            Building                     Building                      Building
                                                              and                          and                           and
    Description              Encumbrances     Land        Improvements       Land      Improvements      Land        Improvements
    -----------              ------------     ----        ------------       ----      ------------      ----        ------------
Courtyard by Marriott
 Meadowlands                 $ 5,123,674                  $  4,780,496                 $  977,821                    $  5,758,317
      Secaucus, NJ
Hampton Inn Richmond
 Airport                                   $   505,000       3,590,369     $ 28,755       469,272    $   533,754        4,059,641
      Richmond, VA
Holiday Inn Dallas DFW
 Airport West                                  816,515       6,532,118       23,950     1,178,455        840,465        7,710,573
      Bedford, TX
Hotel Maison De Ville
      New Orleans, LA                          175,000       1,641,777       39,519     1,046,202        214,519        2,687,979
Holiday Inn Dallas DFW
 Airport South                13,998,724     2,468,943      20,986,013          365         3,103      2,469,308       20,989,115
      Dallas, TX
Holiday Inn Park Center
 Plaza                                       1,249,414      10,869,901        5,385        47,765      1,254,799       10,917,666
      San Jose, CA
Best Western Albuquerque
 Airport Hotel                                               9,037,689                      3,076                       9,040,765
      Albuquerque, NM
Holiday Inn Select-Madison
      Madison, WI                            2,135,059      18,148,002          801        10,506      2,135,860       18,158,508
Holiday Inn New Orleans
 International
      Airport Kenner, LA                     2,391,580      20,328,433          745         6,333      2,392,325       20,334,766
Days Inn Ocean City
      Ocean City, MD                           736,514       6,407,673          555         5,278        737,069        6,412,951
Le Baron Airport Hotel
      San Jose, CA                                          19,102,129                      1,469                      19,103,598
Holiday Inn Mission Valley
      San Diego, CA                          1,954,204      17,001,577          715         8,466      1,954,919       17,010,044
Hilton Hotel-Toledo
      Toledo, OH                                             9,982,263                      6,293                       9,988,556
Days Inn Lake Buena Vista
      Lake Buena Vista, FL                   3,191,074      29,519,668                                 3,191,074       29,519,668
Holiday Inn Resort Monterey
      Monterey, CA                           1,563,043      13,601,865                                 1,563,043       13,601,865
                             -----------   -----------    ------------     --------    ----------    -----------     ------------
                             $19,122,398   $17,287,346    $191,529,973     $100,790    $3,764,039    $17,287,136     $195,294,012
                             ===========   ===========    ============     ========    ==========    ===========     ============

                                             Accumulated        Net                                              Life
                                            Depreciation    Book Value                                        Upon Which
                                              Building       Building                                        Depreciation
                                                 and            and            Date of         Date of       in Statement
                                Total       Improvements   Improvements     Construction     Acquisition     is Computed
                             ------------   ------------   ------------     ------------     -----------     ------------
Courtyard by Marriott
 Meadowlands
      Secaucus, NJ           $  5,758,317    $  379,555    $  5,378,762         1989             1993           39 YRS
Hampton Inn Richmond
 Airport
      Richmond, VA              4,593,395       192,025       4,401,370         1972             1994           39 YRS
Holiday Inn Dallas DFW
 Airport West
      Bedford, TX               8,551,516       253,516       8,297,522         1974             1995           39 YRS
Hotel Maison De Ville
      New Orleans, LA           2,902,498       125,538       2,776,960         1778             1994           39 YRS
Holiday Inn Dallas DFW
 Airport South
      Dallas, TX               23,458,423       224,243      23,234,180         1974             1996           39 YRS
Holiday Inn Park Center
 Plaza
      San Jose, CA             12,172,465       116,642      12,055,823         1975             1996           39 YRS
Best Western Albuquerque
 Airport Hotel
      Albuquerque, NM           9,040,765        96,589       8,944,176         1972             1996           39 YRS
Holiday Inn Select-Madison
      Madison, WI              20,294,368       193,962      20,100,406         1987             1996           39 YRS
Holiday Inn New Orleans
 International
      Airport
       Kenner, LA              22,727,091       217,252      22,509,839         1973             1996           39 YRS
Days Inn Ocean City
      Ocean City, MD            7,150,020        68,522       7,081,498         1989             1996           39 YRS
Le Baron Airport Hotel
      San Jose, CA             19,103,598       204,098      18,899,500         1974             1996           39 YRS
Holiday Inn Mission Valley
      San Diego, CA            18,964,963       181,762      18,783,201         1970             1996           39 YRS
Hilton Hotel-Toledo
      Toledo, OH                9,988,556       106,715       9,881,841         1987             1996           39 YRS
Days Inn Lake Buena Vista
      Lake Buena Vista, FL     32,710,742       127,541      32,583,201         1985             1996           39 YRS
Holiday Inn Resort Monterey
      Monterey, CA             15,164,908        29,071      15,135,837         1971             1996           39 YRS
                             ------------    ----------    ------------
                             $212,581,148    $2,517,031    $210,064,117
                             ============    ==========    ============

                                                                       Period July 31
                                                                          through
                                                                        December 31,
                                                                            1996
                                                                       --------------
     (a) Reconciliation of Land and Buildings and Improvements
Balance at July 31, 1996(1)                                             $ 20,078,175
     Additions for the period                                            192,502,973
                                                                        ------------
Balance at December 31, 1996                                            $212,581,148
                                                                        ============

     (b) Reconciliation of Accumulated Depreciation:
Balance at July 31, 1996 (1)                                            $    737,503
     Depreciation for the period                                           1,779,528
                                                                        ------------
Balance at December 31, 1996                                            $  2,517,031
                                                                        ============

--------------------
(1)  Represents amounts from AGH Predecessor Hotels as of July 30, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
AGH Leasing, L.P.

     We have audited the accompanying balance sheet of AGH Leasing, L.P. (The "Partnership") as of December 31, 1996, and the related statements of operations, changes in partners' deficit, and cash flows for the period from July 31, 1996 (inception of operations) through December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AGH Leasing, L.P. as of December 31, 1996 and its results of operations and its cash flows for the period from July 31, 1996 (inception of operations) through December 31, 1996 in conformity with generally accepted accounting principles.


                                    COOPERS & LYBRAND L.L.P.



Dallas, Texas
February 21, 1997, except for Note 7
as to which the date is March 26, 1997

                               AGH LEASING, L.P.
                                 BALANCE SHEET
                               DECEMBER 31, 1996


                                    ASSETS

Investment in hotel properties, at cost:
  Furniture, fixtures and equipment........................   $   315,000
  Less accumulated depreciation............................       (26,250)
                                                              -----------
Net investment in hotel properties.........................       288,750
Cash and cash equivalents..................................     5,673,232
Accounts receivable, net of allowance
 for doubtful accounts of $5,291...........................     2,822,936
Inventories................................................       448,234
Prepaid expenses...........................................       553,400
Deferred expenses..........................................       194,287
Other assets...............................................        47,985
                                                              -----------
  Total assets.............................................   $10,028,824
                                                              ===========

                       LIABILITIES AND PARTNERS' DEFICIT

Accounts payable, trade....................................   $ 1,054,902
Participating Lease payable, American
 General Hospitality Operating
 Partnership, L.P..........................................     3,979,242
Note payable to American General
 Hospitality Operating Partnership, L.P....................       287,684
Accrued expenses and other liabilities.....................     4,198,035
Deferred income............................................       730,000
                                                              -----------
  Total liabilities........................................    10,249,863
                                                              -----------

Commitments (Notes 1 and 2)

Partners' capital..........................................       500,000
Accumulated deficit........................................      (721,039)
                                                              -----------
  Total partners' deficit..................................      (221,039)
                                                              -----------
  Total liabilities and partners' deficit..................   $10,028,824
                                                              ===========




   The accompanying notes are an integral part of these financial statements.

                               AGH LEASING, L.P.
                            STATEMENT OF OPERATIONS
      FOR THE PERIOD FROM JULY 31, 1996 (INCEPTION OF OPERATIONS) THROUGH
                               DECEMBER 31, 1996


Revenues:
  Room revenue............................................ $26,725,200
  Food and beverage revenue...............................   8,374,459
  Other revenue...........................................   1,691,472
                                                           -----------
      Total revenue.......................................  36,791,131
                                                           -----------
Expenses:
  Property operating costs and expenses...................   7,235,297
  Food and beverage costs and expenses....................   6,262,071
  General and administrative..............................   3,270,481
  Advertising and promotion...............................   2,305,776
  Repairs and maintenance.................................   1,450,987
  Utilities...............................................   1,628,490
  Management fees.........................................     947,632
  Franchise costs.........................................     950,307
  Depreciation............................................      26,250
  Amortization............................................       6,753
  Interest expense........................................      13,314
  Other expense...........................................      27,093
  Participating Lease expenses............................  13,387,719
                                                           -----------
      Total expenses......................................  37,512,170
                                                           -----------
      Net loss............................................ $  (721,039)
                                                           ===========



   The accompanying notes are an integral part of these financial statements.

                                AGH LEASING L.P.

                         STATEMENT OF PARTNERS' DEFICIT
      FOR THE PERIOD FROM JULY 31, 1996 (INCEPTION OF OPERATIONS) THROUGH
                               DECEMBER 31, 1996



Initial capitalization at inception..........................     $ 500,000
Net loss.....................................................      (721,039)
                                                                  ---------
Balance at December 31, 1996.................................     $(221,039)
                                                                  =========




   The accompanying notes are an integral part of these financial statements.

                               AGH LEASING, L.P.
                            STATEMENT OF CASH FLOWS
      FOR THE PERIOD FROM JULY 31, 1996 (INCEPTION OF OPERATIONS) THROUGH
                               DECEMBER 31, 1996


Cash flow from operating activities:
Net loss.........................................................  $  (721,039)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
     Depreciation................................................       26,250
     Amortization................................................        6,753
Changes in assets and liabilities:
     Accounts receivable.........................................   (2,822,936)
     Inventories.................................................     (448,234)
     Prepaid expenses............................................     (553,400)
     Deferred expense............................................     (201,040)
     Other assets................................................      (47,985)
     Accounts payable, trade.....................................    1,054,902
     Participating Lease payable, American General
      Hospitality Operating Partnership, L.P.....................    3,979,242
     Accrued expenses and other liabilities......................    4,198,035
     Deferred gain...............................................      730,000
                                                                   -----------
     Net cash provided by operating
       activities...........................................         5,200,548
                                                                   -----------

Cash flows from financing activities:
  Principal payments on note payable to
   American General Hospitality
   Operating partnership, L.P...............................           (27,316)
  Capital contributions.....................................           500,000
                                                                   -----------
     Net cash provided by financing
       activities...........................................           472,684
                                                                   -----------

Net change in cash and cash equivalents.....................         5,673,232
Cash and cash equivalents at beginning
 of period..................................................
                                                                   -----------
Cash and cash equivalents at end of
 period.....................................................       $ 5,673,232
                                                                   ===========

Supplemental schedule of cash flow information and
  non cash investing and financing activities:
  Cash paid during the period for interest..................       $    13,314
                                                                   ===========


  The Lessee borrowed $315,000 in the form of a note payable to the American General Hospitality Operating Partnership, L.P. for the purchase of furniture, fixtures and equipment.



   The accompanying notes are an integral part of these financial statements.

                               AGH LEASING, L.P.

                         NOTES TO FINANCIAL STATEMENTS



1.  ORGANIZATION AND INITIAL PUBLIC OFFERING

    Organization-AGH Leasing, L.P. (the "Lessee"), was formed on May 29, 1996 as a Delaware limited partnership. Upon completion of the initial public offering ("IPO") described below and commencement of operations on July 31, 1996, American General Hospitality Corporation (the "Company") acquired an approximate 81.3% interest in American General Hospitality Operating Partnership, L.P. (the "Operating Partnership"). In order for the Company to qualify as a real estate investment trust ("REIT"), neither the Company nor the Operating Partnership can operate hotels; therefore, the Operating Partnership, which owned 13 hotels (the "Initial Hotels" at the IPO), leases the Initial Hotels to the Lessee under operating leases ("Participating Leases") which provide for rent based on the revenues of the Initial Hotels.

    The Hotels include thirteen full service and two limited service hotels located primarily in major metropolitan markets. At December 31, 1996, the Company owned an 81.4% interest in the Operating Partnership which owned 15 hotels (the "Current Hotels") and leased them to the Lessee.

    The financial statements of the Lessee include the results of operations of the hotels leased from the Operating Partnership due to the Lessee's control over the operations of the hotels during the 12 year term of the Participating Leases. The Lessee has complete discretion in establishing room rates and all rates for hotel goods and services. Likewise, all operating expenses of the hotels are under the control of the Lessee. The Lessee has the right to manage or to enter into management contracts with other parties to manage the hotels. If the Lessee elects to enter into management contracts with parties other than American General Hospitality, Inc. ("AGHI"), the Lessee must obtain the prior written consent of the Operating Partnership, which consent may not be unreasonably withheld. The Lessee, with the written consent of the Operating Partnership, has entered into management agreements pursuant to which all of the Current Hotels are managed by AGHI. The Lessee is owned in part by certain executive officers of the Company and AGHI.

    The Lessee's results of operations are seasonal. The aggregate revenues in the second and third quarters of each fiscal year are generally higher than revenues in the first and the fourth quarters of each fiscal year. Consequently, the Lessee may have net income in the second and third quarters and may have a net loss in the first and fourth quarters.

    Initial Public Offering-As of July 31, 1996, the Company completed an initial public offering of 7,500,000 shares of its common stock and an additional 575,000 shares of common stock were issued by the Company on August 28, 1996 upon exercise of the underwriters' over-allotment option at a price per common share of $17.75. Upon consummation of the IPO, the Company contributed all of the net proceeds of the IPO to the Operating Partnership in exchange for an approximate 81.3% equity interest in the Operating Partnership. The Operating Partnership used such funds to purchase certain of the Initial Hotels, repay debt and other obligations of the Initial Hotels, and for working capital.

    Upon consummation of the IPO, the partners of the Lessee capitalized the Lessee with $500,000 cash and pledged 275,000 units of limited partnership interest in the Operating Partnership ("OP Units") to the Company to collateralize the Lessee's obligations under the Participating Leases.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Investment in Hotel Properties-Hotel properties consist principally of furniture, fixtures and equipment and are stated at the lower of cost or net realizable value and are depreciated using the straight-line method over estimated useful lives ranging from 3 to 7 years.

    Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and the related accumulated depreciation are removed from the accounts and the gain or loss is included in operations.

                               AGH LEASING, L.P.

    Cash and Cash Equivalents-All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

    Inventories-Inventories, consisting primarily of food and beverage items, are stated at the lower of cost (generally, first-in first-out) or market.

    Deferred Expenses-Deferred expenses include organizational costs of $1,041 and a $200,000 payment made in connection with The Days Inn Lake Buena Vista cash flow guarantee. Amortization is computed using the straight-line method over five years.

    Deferred Income - Deferred income represents the income from the Days Inn Lake Buena Vista fee arrangements with one of the sellers as described in Note
4. The gain will be amortized over the term of the agreements commencing January 1, 1998.

    Income Taxes-The Lessee is a Delaware limited partnership which is not a taxable entity. The results of operations are included in the tax returns of the partners. The partnerships' tax returns and the amount of allocable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to income or loss, the tax liability of the partners could be changed accordingly.

    Revenue Recognition-Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible.

    Advertising Cost-The Hotels participate in various advertising and marketing programs. All advertising costs are expensed in the period incurred. The Lessee recognized advertising expense of $1.3 million for the period July 31, 1996 through December 31, 1996.

    Use of Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Concentration of Credit Risk-The Lessee places cash deposits at a major bank. At December 31, 1996, bank account balances exceeded Federal Deposit Insurance Corporation limits by approximately $2.5 million. Management believes the credit risk related to these deposits is minimal.

3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statements of Financial Accounting Standards 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, the Lessee reports the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, participating lease payable, note payable, accrued expenses and other liabilities at cost, which approximates fair value due to the short maturity of these instruments.

4.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

    Franchise costs represent the annual expense for franchise royalties and reservation services under the terms of hotel franchise agreements which expire from 1998 to 2013. Franchise costs are based upon varying percentages of gross room revenue ranging from 2.0% to 5.0%. These fees are paid by the Lessee. No franchise costs were incurred for the Hotel Maison de Ville or the Le Baron Airport Hotel.

    The Current Hotels are managed by AGHI on behalf of the Lessee. The Lessee pays AGHI a base management fee of 1.5% of total revenue and an incentive fee of up to 2.0% of total revenue. The incentive fee, if applicable, is equal to 0.025% of annual total revenue for each 0.1% increase in annual total revenue over the total revenues for the preceding twelve month period up to the maximum incentive fee. Such incentive fee is payable quarterly and is adjusted at the end of each calendar year to reflect actual results. Every four years the basis upon which the incentive fee is

                               AGH LEASING, L.P.

calculated shall be renegotiated between the Lessee and AGHI. The payment of the management fees to AGHI by the Lessee is subordinate to the Lessee's obligations to the Company under the Participating Leases. The full management fees payable during 1996 and 1997, will be earned only to the extent that the Lessee has taxable income equal to or greater than $50,000. If the Lessee's taxable income is below $50,000 in 1996 and or 1997 management fees are forfeited by AGHI to increase the Lessee's taxable income to $50,000.

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

    The Company entered into an agreement for a license and an association membership from one of the sellers of the Days Inn Lake Buena Vista which the Company immediately assigned to the Lessee. Commencing January 1998, in connection with the license and the association membership, the Lessee is required to pay recurring association fees including a base monthly fee equal to 1.0% of the prior month's gross room revenues generated at the hotel, and an additional fee of 0.5% to 1.0% of gross monthly revenues if the trailing twelve month's gross room revenues at the hotel exceed a threshold of approximately
$13 million, (subject to increase based on the percentage increase in the CPI). In addition, the Lessee is obligated to pay a recurring royalty for the African royal safari theme equal to an amount which ranges from 10% to 25% of net operating income in excess of $6 million (subject to adjustment if the Lessee invests more than $40 million in the hotel). The Lessee is also obligated to pay a marketing assistance fee equal to .25% of gross room revenues. The marketing and association fees are not expected to exceed 2.25% of gross room revenues for any twelve-month period. The association membership agreement terminates in October 2008; the Lessee is obligated to pay liquidated damages if the agreement is terminated earlier.

    The Lessee has future lease commitments to the Company under the Participating Leases which have various expiration dates between July 2008 to November 2008. The Participating Lease expenses are based on a percentage of room revenues, food and beverage revenues and telephone and other revenues. The departmental revenue thresholds in the Participating Leases are seasonally adjusted for interim periods and the Participating Lease formulas adjust effective January 1, 1997 by a percentage equal to the percentage increase in the Consumer Price Index as compared to the prior year prior plus .75%. Additionally, several of the Initial Hotels will have further adjustments to the Participating Lease formulas due to the significant renovations expected to be completed in those hotels in 1997. Minimum future rental expense (i.e. base rents) under these noncancellable Participating Leases is as follows:

        Year                                              Amount
        ----                                              ------
        1997........................................   $ 26,419,208
        1998........................................     26,851,816
        1999........................................     27,813,684
        2000........................................     28,810,872
        2001 and thereafter.........................    253,080,680
                                                       ------------
        Total.......................................   $362,976,260
                                                       ============

    Four of the Current Hotels are subject to ground leases with third parties with respect to the land underlying each such hotel. The ground leases are triple net leases which require the tenant to pay all expenses of owning and operating the hotel, including real estate taxes and structural maintenance and repair. The Company is responsible for payments under the ground leases.

5.  ACCUMULATED DEFICIT

    From inception, the Lessee has incurred a cumulative loss of $721,039. The loss is attributable to the $730,000 received from one of the sellers of the Days Inn Lake Buena Vista in connection with a cash flow guarantee and recurring association fee agreements. This amount is recorded as deferred income and consequently is not included in revenues until the commencement of the association fee agreement on January 1, 1998.

                               AGH LEASING, L.P.

    For the period of operations in 1996, the Lessee generated a significant cash flow. The Lessee has remained current in its payments to the Company under the terms of the Participating Leases, and during 1997, management anticipates generating taxable income and positive operating cash flow.

6.  PRO FORMA INFORMATION

    Due to the impact of the IPO and related Formation Transactions and other hotel acquisitions made by the Company and leased to the Lessee, the historical results of operations may not be indicative of future results of operations. The following unaudited pro forma information of the Lessee is presented as if the transactions previously described had occurred on January 1, 1995 and all of the Current Hotels had been leased pursuant to the Participating Leases since that date.

    In management's opinion, all adjustments necessary to reflect the effects of the transactions previously described have been made. The pro forma information does not purport to present what the actual results of operations of the Lessee would have been if the previously mentioned transactions had occurred on such date or to project the future financial position or results of operations of the Lessee for any future period.

                                        YEAR ENDED          YEAR ENDED
                                    DECEMBER 31, 1995   DECEMBER 31, 1996
                                  ---------------------------------------
STATEMENTS OF OPERATIONS DATA:
Room Revenue............................  $66,488,017         $73,555,070
Food and beverage revenue...............   20,039,912          20,761,969
Other revenue...........................    5,210,460           5,061,302
                                          -----------         -----------
          Total revenue.................   91,738,389          99,378,341
Hotel operating expenses................   61,456,984          64,732,455
Depreciation and amortization...........       63,000              69,753
Interest expense........................       31,500              31,689
Other expenses..........................       54,743             198,232
Participating Lease expenses (2)........   31,195,065          35,302,430
                                          -----------         -----------
Net loss................................  $(1,062,903)        $  (956,218)
                                          ===========         ===========

7.  SUBSEQUENT EVENTS

    Subsequent to year end, the Lessee and the Operating Partnership entered into five operating lease agreements for five hotels which were acquired by the Operating Partnership. The leases are substantially similar to the other Participating Lease agreements between the Lessee and the Operating Partnership. The base rent for the five hotels will be approximately $6,962,000 for 1997.

                                     YEAR ENDED          YEAR ENDED
                                 DECEMBER 31, 1995   DECEMBER 31, 1996
                               ---------------------------------------
STATEMENT OF OPERATIONS DATA:
Room revenue......................... $ 86,924,872        $ 96,202,438
Total revenue........................ $120,502,458        $130,151,196
Percentage lease expenses............ $ 39,837,690        $ 45,452,534
Net loss............................. $ (1,062,903)       $ (1,260,012)



    On March 26, 1997, the Company announced that it had signed contracts to purchase two hotels for approximately $32.9 million from two independent sellers. The hotels are the 249 room Holiday Inn Corporate Center in Phoenix, Arizona and the 226 room Hilton Airport Hotel in Grand Rapids, Michigan. The acquisition cost will be provided by funds from the Company's 1997 Public Offering and borrowings from the Line of Credit. The acquisitions are contingent upon the completion and satisfactory results of the business and financial due diligence reviews.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
American General Hospitality Corporation

    We have audited the accompanying combined balance sheets and financial statement schedule of the AGH Predecessor Hotels (described in Note 1) as of December 30, 1994, December 29, 1995, and July 30, 1996, and the related combined statements of operations, equity and cash flows for the period from December 30, 1993 through December 31, 1993, the years ended December 30, 1994 and December 29, 1995 and for the period from December 30, 1995 through July 30, 1996. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the AGH Predecessor Hotels as of December 30, 1994, December 29, 1995 and July 30, 1996 and the combined results of their operations and their cash flows for the period from December 30, 1993 through December 31, 1993, the years ended December 30, 1994 and December 29, 1995 and for the period from December 30, 1995 through July 30, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                              Coopers & Lybrand L.L.P.

Dallas, Texas
September 19, 1996

                            AGH PREDECESSOR HOTELS

                            COMBINED BALANCE SHEETS


                                          December 30,   December 29,     July 30,
                                              1994           1995           1996
                                        --------------   ------------    ----------
ASSETS
Investment in hotel properties, at cost
  Land.................................... $   680,000    $ 1,496,515   $ 1,496,515
  Buildings and improvements..............  11,162,793     18,427,855    18,581,660
  Furniture, fixtures and equipment.......   3,028,860      3,439,484     4,232,203
                                           -----------    -----------   -----------
                                            14,871,653     23,363,854    24,310,378
Less accumulated depreciation.............    (409,067)      (945,502)   (1,552,818)
                                           -----------    -----------   -----------
Net investment in hotel properties........  14,462,586     22,418,352    22,757,560
Cash and cash equivalents.................     615,066        857,608     1,415,865
Restricted cash...........................     130,386        441,445       386,827
Accounts receivable, net..................     109,719        281,169       305,097
Inventories...............................      41,407         55,611        63,937
Prepaid expenses..........................      44,400        166,463       162,985
Deferred expenses.........................      50,212        370,046       365,621
Other assets..............................       9,000         85,410       156,538
                                           -----------    -----------   -----------
  Total assets............................ $15,462,776    $24,676,104   $25,614,430
                                           ===========    ===========   ===========

LIABILITIES AND EQUITY
Debt...................................... $11,016,322    $19,277,646   $20,114,415
Accounts payable, trade...................     199,312        560,862       481,993
Accrued expenses and other liabilities....     419,643        832,889       719,213
                                           -----------    -----------   -----------
  Total liabilities.......................  11,635,277     20,671,397    21,315,621
                                           -----------    -----------   -----------
Commitments and contingencies (Note 4)
Capital...................................   4,145,000      5,812,391     5,627,391
Accumulated deficit.......................    (317,501)    (1,807,684)   (1,328,582)
                                           -----------    -----------   -----------
Total equity..............................   3,827,499      4,004,707     4,298,809
                                           -----------    -----------   -----------
  Total liabilities and equity............ $15,462,776    $24,676,104   $25,614,430
                                           ===========    ===========   ===========



    The accompanying notes are an integral part of these combined financial statements.

                            AGH PREDECESSOR HOTELS

                       COMBINED STATEMENTS OF OPERATIONS
       FOR THE PERIOD FROM DECEMBER 30, 1993 THROUGH DECEMBER 31, 1993,
          THE YEARS ENDED DECEMBER 30, 1994 AND DECEMBER 29, 1995 AND
          FOR THE PERIOD FROM DECEMBER 30, 1995 THROUGH JULY 30, 1996


                                            1993         1994          1995         1996
                                          --------     --------      --------     --------
Revenues:
  Room revenue........................... $ 17,941    $3,431,654   $ 9,020,479    $6,770,568
  Food and beverage revenue..............    6,158       552,697     1,293,238     1,175,807
  Other revenue..........................    1,448       223,211       568,415       432,750
                                          --------    ----------   -----------    ----------
    Total revenue........................   25,547     4,207,562    10,882,132     8,379,125
                                          --------    ----------   -----------    ----------
Expenses:
  Property operating costs and expenses..    2,907     1,070,415     2,610,089     1,911,317
  Food and beverage costs and expenses...    1,115       503,537     1,318,712     1,072,852
  General and administrative.............    1,922       561,140     1,270,163       954,143
  Advertising and promotion..............      966       308,497       663,285       468,248
  Repairs and maintenance................      809       195,279       478,552       338,456
  Utilities..............................                217,496       509,142       370,969
  Management fees........................    1,022       162,151       383,607       295,538
  Franchise costs........................                155,206       332,274       270,950
  Depreciation...........................   46,982       362,085     2,409,211       607,316
  Amortization...........................                  2,428        70,843        37,879
  Real estate and personal property
   taxes, and property insurance.........      831       177,717       389,955       245,263
  Interest expense.......................                430,535     1,572,244     1,129,060
  Other expense..........................                347,570       364,238       198,032
                                          --------    ----------   -----------    ----------
    Total expenses.......................   56,554     4,494,056    12,372,315     7,900,023
                                          --------    ----------   -----------    ----------
    Net income (loss).................... $(31,007)   $ (286,494)  $(1,490,183)   $  479,102
                                          ========    ==========   ===========    ==========



    The accompanying notes are an integral part of these combined financial statements.

                             AGH PREDECESSOR HOTELS

                         COMBINED STATEMENTS OF EQUITY


Balance, December 30, 1993
  Net loss................................................. $   (31,007)
  Capital contributions....................................   1,600,000
                                                            -----------
Balance, December 31, 1993.................................   1,568,993
  Net loss.................................................    (286,494)
  Capital contributions....................................   3,086,000
  Distributions............................................    (541,000)
                                                            -----------
Balance, December 30, 1994.................................   3,827,499
  Net loss.................................................  (1,490,183)
  Capital contributions....................................   1,863,118
  Distributions............................................    (195,727)
                                                            -----------
Balance, December 29, 1995.................................   4,004,707
  Net income...............................................     479,102
  Capital contributions....................................      50,000
  Distributions............................................    (235,000)
                                                            -----------
Balance, July 30, 1996..................................... $ 4,298,809
                                                            ===========




    The accompanying notes are an integral part of these combined financial statements.

                             AGH PREDECESSOR HOTELS

                       COMBINED STATEMENTS OF CASH FLOWS
        FOR THE PERIOD FROM DECEMBER 30, 1993 THROUGH DECEMBER 31, 1993,
          THE YEARS ENDED DECEMBER 30, 1994 AND DECEMBER 29, 1995 AND
          FOR THE PERIOD FROM DECEMBER 30, 1995 THROUGH JULY 30, 1996


                                              1993          1994          1995           1996
                                          -----------    ----------    ----------     ----------
Cash flow from operating activities:
  Net income (loss)...................... $   (31,007)  $  (286,494)  $ (1,490,183)  $  479,102
  Adjustments to reconcile net income
   (loss) to net cash provided by
     operating activities:
    Depreciation.........................      46,982       362,085      2,409,211      607,316
    Amortization.........................                     2,428         70,843       37,879
    Changes in assets and liabilities
      Restricted cash....................                  (130,386)      (311,059)     (23,928)
      Accounts receivable................      (8,120)     (101,599)      (171,450)      (8,326)
      Inventories........................      (8,275)      (33,132)       (14,204)       3,478
      Prepaid expenses...................     (15,770)      (28,630)      (122,063)     (71,128)
      Other assets.......................                    (9,000)       (76,410)
      Franchise agreements...............                                 (170,500)     (13,680)
      Organization costs.................                   (13,139)      (108,677)     (86,691)
      Accounts payable, trade............         440       198,872        361,550     (105,854)
      Accrued expenses and other
        liabilities......................     163,366       256,277        413,246       54,618
                                          -----------    ----------    -----------   ----------
        Net cash provided by operating
                activities...............     147,616       217,282        790,304      872,786
                                          -----------    ----------    -----------   ----------
Cash flows from investing activities:
  Improvements and additions to hotel
   properties............................                (1,294,387)    (2,199,840)    (946,524)
  Acquisition of hotel properties, net
   of cash acquired......................  (5,879,500)   (7,697,767)    (8,165,137)
                                          -----------    ----------   ------------   ----------
       Net cash used in investing
           activities....................  (5,879,500)   (8,992,154)   (10,364,977)    (946,524)
                                           ----------    ----------    -----------   ----------
Cash flows from financing activities:
  Proceeds from borrowings...............   4,875,000     6,350,000     10,357,250    1,056,237
  Principal payments on borrowings.......                  (208,678)    (2,095,926)    (219,468)
  Payments for deferred loan costs.......                   (39,500)      (111,500)     (19,774)
  Capital contribution...................   1,600,000     3,086,000      1,863,118       50,000
  Distributions paid.....................                  (541,000)      (195,727)    (235,000)
                                           ----------    ----------     ----------    ---------
       Net cash provided by financing
           activities....................   6,475,000     8,646,822      9,817,215      631,995
                                          -----------   -----------    -----------   ----------
  Net change in cash and cash equivalents     743,116      (128,050)       242,542      558,257
  Cash and cash equivalents at beginning
    of periods...........................                   743,116        615,066      857,608
                                          -----------   -----------    -----------   ----------
  Cash and cash equivalents at end of
    periods.............................. $   743,116   $   615,066    $   857,608   $1,415,865
                                          ===========   ===========    ===========   ==========
Supplemental disclosures of cash flow
  information:
  Cash paid during the year
    for interest.........................               $   430,535   $  1,572,244   $1,017,316
                                                        ===========   ============   ==========



    The accompanying notes are an integral part of these combined financial statements

                             AGH PREDECESSOR HOTELS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  ORGANIZATION, BASIS OF PRESENTATION AND PROPOSED INITIAL PUBLIC OFFERING

    Organization-American General Hospitality Corporation (the "Company" or the "Registrant") was incorporated and formed on April 12, 1996, as a Maryland corporation which intends to qualify as a real estate investment trust ("REIT"). The Company commenced operations on July 31, 1996 (see Initial
Public Offering discussion below). Upon commencement of operations, the Company acquired equity interests in 13 hotels (the "Initial Hotels"). Four of the Initial Hotels (the "AGH Predecessor Hotels") were acquired primarily from limited partnerships controlled by the shareholders of American General Hospitality, Inc. (the "AGHI Affiliates"). The remaining nine Initial Hotels (the "Other Initial Hotels") were acquired primarily from parties unaffiliated with the Company through contracts with the sellers acquired from an AGHI affiliate.

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

    Basis of Presentation-The accompanying combined financial statements of the AGH Predecessor Hotels have been presented on a combined basis due to common ownership and management and because the entities were the subject of a business combination with the Company upon consummation of the proposed initial public offering.

    The AGH Predecessor Hotels consist of the 165 room Courtyard by Marriott-Meadowlands located in Secaucus, New Jersey (purchased land, buildings and improvements, and furniture, fixtures and equipment ("FF&E") for cash in December 1993 for approximately $5.9 million), the 23 room Hotel Maison de Ville located in New Orleans, Louisiana (purchased land, buildings and improvements, and FF&E for cash in August 1994 for approximately $2.5 million), the 124 room Hampton Inn Richmond Airport located in Richmond, Virginia (purchased land, buildings and improvements, and FF&E for cash in December 1994 for approximately $5.1 million) and the 243 room Holiday Inn Dallas DFW Airport West located in Bedford, Texas (purchased land, buildings and improvements, and FF&E for cash in June 1995 for approximately $8.0 million).

    The acquisition of each AGH Predecessor Hotel has been accounted for as a purchase and accordingly, the results of operations for each AGH Predecessor Hotel has been included in the combined statements of operations since the respective dates of acquisition.

    Initial Public Offering-As of July 31, 1996, the Company completed an initial public offering of 7,500,000 shares of its common stock and an additional 575,000 shares of common stock were issued by the Company on August 28, 1996 upon exercise of the underwriters' over-allotment option at a price per common share of $17.75 (the ''IPO''). Upon consummation of the IPO, the Company contributed all of the net proceeds of the IPO to the Operating Partnership in exchange for an approximate 81.3% equity interest in the Operating Partnership. The Operating Partnership used such funds to purchase certain of the Initial Hotels, repay debt and other obligations of the Initial Hotels, and for working capital .

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Investment in Hotel Properties-Hotel properties are stated at the lower of cost or net realizable value and are depreciated using the straight-line method over estimated useful lives ranging from 39 years for building and improvements and 3 to 7 years for FF&E.

    Management of the AGHI Affiliates review the carrying value of each property to determine if circumstances exist indicating an impairment in the carrying value of the investment of the hotel property or that depreciation periods should

                             AGH PREDECESSOR HOTELS
be modified. If facts or circumstances support the possibility of impairment, management of the AGHI Affiliates will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel property and determine if the investment in hotel property is recoverable based on the undiscounted future cash flows. Management of the AGHI Affiliates does not believe that there are any factors or circumstances indicating impairment of any of its investment in hotel properties.

    Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and the related accumulated depreciation are removed from the accounts and the gain or loss is included in operations.

    Cash and Cash Equivalents-All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

    Restricted Cash-Restricted cash consists primarily of amounts held in escrow for capital and property tax reserves.

    Inventories-Inventories consisting primarily of food and beverage items and are stated at the lower of cost (generally, first-in first-out) or market.

    Deferred Expenses-Deferred expenses primarily consist of deferred loan costs, franchise fees and organization costs and are recorded at cost. Amortization of deferred loan cost is computed using the effective yield method based upon the terms of the loan agreements. Amortization of franchise fees is computed using the straight-line method based upon the terms of the agreements. Amortization of organization costs is computed using the straight-line method over five years. Accumulated amortization at July 30, 1996 is $111,150.

    Income Taxes-The AGH Predecessor Hotels are owned by Texas limited partnerships which are not taxable entities. The results of operations are included in the tax returns of the partners. The partnerships' tax returns and the amount of allocable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to income or loss, the tax liability of the partners could be changed accordingly. The Company intends to qualify as a REIT under the Code, and will therefore not be subject to corporate income taxes. Accordingly, the combined statements of operations contain no provision for federal income taxes.

    Revenue Recognition-Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible.

    Use of Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Concentration of Credit Risk-Management of the AGHI Affiliates places cash deposits at a major bank. At July 30, 1996, bank account balances exceeded Federal Deposit Insurance Corporation limits by approximately $700,000. Management believes credit risk related to these deposits is minimal.

    Recently Issued Statement of Financial Accounting Standards-The AGH Predecessor Hotels adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the year ended December 29, 1995. The adoption of SFAS No. 121 has no material effect on the AGH Predecessor Hotels' financial statements.

                             AGH PREDECESSOR HOTELS

3.  Debt

  Debt as of December 30, 1994, December 29, 1995 and July 30, 1996, consists of the following:

                                                                           JULY 30,
                                              1994          1995             1996
                                        ----------------------------   --------------
First mortgage notes payable in various
 monthly installments including
 interest at rates ranging from
 LIBOR plus 4.25% (5.44% at
 December  29, 1995) to prime plus
 1% (8.5% at December 29,
 1995); maturing at various dates from
 August 1999 through December 2001........ $10,916,322   $17,666,294      $17,547,924
Product improvement plan note payable
 in various monthly installments
 including interest at LIBOR
 plus 4.25%...............................                 1,511,352        1,907,090
Note payable to AGHI......................     100,000       100,000
Construction loan payable in monthly
 installments including
 interest at the fixed rate of 7.89%;
 maturing on January 1, 2001..............                                    659,401
                                           -----------   -----------      -----------
                                           $11,016,322   $19,277,646      $20,114,415
                                           ===========   ===========      ===========

All debt is collateralized by the investment in hotel properties.

Aggregate annual principal payments for the AGHI Affiliates' debt at July 30, 1996, are as follows:

Year                                                          Amount
----                                                          ------
Remaining five months of 1996  .........................     $   825,647
1997....................................................         786,928
1998....................................................         818,102
1999....................................................       2,225,175
2000....................................................      12,952,549
2001 and thereafter.....................................       2,506,014
                                                             -----------
                                                             $20,114,415
                                                             ===========

4.  COMMITMENTS

    Management fees represent amounts paid to AGHI based upon percentages of gross revenue ranging from 3% to 4%.

    Franchise costs represent the annual expense for franchise royalties and reservation services under the terms of hotel franchise agreements expiring in 2005 (Holiday Inn), 2007 (Hampton Inn), and 2013 (Courtyard by Marriott). Franchise costs are based upon varying percentages of gross room revenue ranging from 4% to 5%. No franchise costs were incurred for the Hotel Maison de Ville.

    Each hotel, except for the Hotel Maison de Ville, is required to remit varying percentages of gross room revenue ranging from 1.5% to 4% to the various franchisors for sales and advertising expenses incurred to promote the hotel at the national level. Additional sales and advertising costs are incurred at the local property level.

    The AGHI Affiliates lease the Courtyard by Marriott-Meadowlands hotel land, under a noncancellable operating lease agreement which expires in 2036. The AGHI Affiliates have the option to extend the lease for an additional twenty years upon the same terms. The lease provides for contingent rental payments based on 3% of gross room revenue which for the periods ended December 30, 1994, December 29, 1995 and July 30, 1996 approximated 65% of the aggregate rental expense under the operating lease. Additionally, certain equipment is leased under noncancellable operating lease agreements expiring at varying intervals through August 1996. Minimum future rental payments required under operating leases as of July 30, 1996 are as follows:

                             AGH PREDECESSOR HOTELS



        Year                                                 Amount
        ----                                                 ------
        Remaining five months of 1996....................$    95,975
        1997.............................................    175,300
        1998.............................................    187,800
        1999.............................................    187,800
        2000.............................................    189,690
        2001 and thereafter.............................. 14,242,650
                                                          ----------
                                                         $15,079,215
                                                         ===========

    Rental expense was $311,007 and $360,011 and $192,190 for the years ended December 30, 1994, December 29, 1995 and the period ended July 30, 1996, respectively.

    As a result of the IPO and the resulting prepayment of debt, a portion of the proceeds of the IPO was utilized to pay prepayment penalties on two notes payable totaling approximately $734,000 which were included in the Company's financial statements.

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards 107 requires all entities to disclose the fair value of certain financial instruments in their financial statements. Accordingly, the AGHI Affiliates report the carrying amount of cash and cash equivalents, restricted cash, accounts payable, accrued expenses and other liabilities at cost which approximates fair value due to the short maturity of these instruments. The carrying amount of the AGHI Affiliates' debt approximates fair value due to the AGHI Affiliates ability to obtain such borrowings at comparable interest rates.

6.  PRO FORMA INFORMATION (UNAUDITED)

    Due to the impact of the acquisitions discussed in Note 1, the historical results of operations may not be indicative of future results of operations. The following unaudited pro forma condensed combined statements of operations for the years ended December 30, 1994 and December 29, 1995 are presented as if the hotel acquisitions described in Note 1 occurred on January 1, 1994.

    The unaudited pro forma condensed combined statements of operations do not purport to represent what actual results of operations would have been if the acquisitions had occurred on such date or to project results for any future period. The following unaudited pro forma information does not include pro forma adjustments related to the proposed initial public offering and related transactions.

                                               1994           1995
                                          -------------   ------------
Total revenue............................   $11,171,889    $12,927,954
Hotel operating expenses.................     8,257,439      8,905,916
Depreciation.............................     1,198,055      2,618,055
Interest.................................     2,543,015      1,973,765
Other corporate expenses.................       761,215        791,599
                                            -----------    -----------
Net loss.................................   $(1,587,835)   $(1,361,381)
                                            ===========    ===========


                            AGH PREDECESSOR HOTELS

7.  Subsequent event

    As discussed in Note 1, the four AGH Predecessor Hotels were acquired by the Operating Partnership on July 31, 1996. The Company and the Operating Partnership exchanged shares of Common Stock and OP Units for interests in the selling entities and certain net assets were transferred at historical cost basis. In addition, the hotels were refinanced upon acquisition and post-acquisition debt is different than the historical debt reflected in the accompanying financial statements. Furthermore, all management agreements were terminated and new management agreements were implemented. The combined financial statements do not reflect any of the transactions in connection with the IPO and related transactions.

    The AGH Predecessor Hotels repaid in full the December 29, 1995 outstanding debt of $100,000 and the accounts payable of $195,000 to AGHI.

                            AGH PREDECESSOR HOTELS

             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                              AS OF JULY 30, 1996

                                                                               Cost Capitalized
                                                                                  Subsequent
                                                  Initial Cost                  to Acquisition
                                            ------------------------      --------------------------
                               Encum-                   Building and                    Building and
        Description            brances        Land      Improvements        Land        Improvements
        -----------            -------      --------    ------------      --------      ------------
Courtyard by Marriott
  Meadowlands
  Secaucus, N.J.             $ 5,257,770                $ 4,780,496                      $  259,189
Hampton Inn Richmond
  Airport
  Richmond, VA                 4,763,550   $  505,000     3,590,369                         246,049
Holiday Inn DFW West
  Bedford, TX                  8,557,090      816,515     6,532,118                         963,609
Hotel Maison DeVille
  New Orleans, LA              1,536,005      175,000     1,641,777                         568,053
                             -----------   ----------   -----------                      ----------
                             $20,114,415   $1,496,515   $16,544,760                      $2,036,900
                             ===========   ==========   ===========                      ==========

                                 Gross Amounts At Which           Accumulated     Net Book                             Life Upon
                               Carried at Close of Period         Depreciation      Value                                Which
                              ----------------------------        Buildings       Buildings     Date of      Date     Depreciation
                                      Building and                and Improve-   and Improve-    Con-       of Ac-    In Statement
        Description         Land      Improvements     Total         ements        ements      struction   quisition  Is Computed
        -----------       --------    ------------     -----      ------------   ------------  ---------   ---------  ------------
Courtyard by Marriott
  Meadowlands
  Secaucus, N.J.                      $ 5,039,685   $ 5,039,685     $317,967     $ 4,721,718      1989      12/30/93      40 YRS
Hampton Inn Richmond
  Airport
  Richmond, VA          $  505,000      3,836,418     4,341,418      150,258       4,191,160      1972      12/29/94      40 YRS
Holiday Inn DFW West
  Bedford, TX              816,515      7,495,727     8,312,242      171,138       8,141,104      1974        6/7/95      40 YRS
Hotel Maison DeVille
  New Orleans, LA          175,000      2,209,830     2,384,830       98,140       2,286,690      1788        8/8/94      40 YRS
                        ----------    -----------  ------------     --------     -----------
                        $1,496,515    $18,581,660   $20,078,175     $737,503     $19,340,672
                        ==========    ===========   ===========     ========     ===========


(a) Reconciliation of land and buildings and improvements:
Balance at January 1, 1995                                       $ 4,780,496
  Additions during the year 1994:
    Improvements                                                   7,062,297
                                                                 -----------
Balance at December 30, 1994                                      11,842,793
                                                                 -----------
  Additions during the year 1995                                   8,081,577
                                                                 -----------
Balance at December 29, 1995                                      19,924,370
  Additions for the year to date July 30, 1996:                      153,805
                                                                 -----------
Balance at July 30, 1996                                         $20,078,175
                                                                 ===========

(b) Reconciliation of Accumulated Depreciation
Balance at beginning of year January 1, 1994                     $    46,982
                                                                 -----------
      Depreciation for the year 1994:                                185,175
                                                                 -----------
Balance at December 30, 1994                                         232,157

      Depreciation for the year 1995:                                274,250
                                                                 -----------
Balance at December 29, 1995                                         506,407

      Depreciation for the year to date July 30, 1996                231,096
                                                                 -----------

Balance at July 30, 1996                                         $   737,503
                                                                 ===========