Form 10-Q
period 1997-03-31
AMERICAN GENERAL HOSPITALITY CORP
filed 1997-05-15
CIK 1012967

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For the Quarter Ended March 31, 1997       Commission File Number 1-11903


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

                    X    Yes                                  No
                ---------                            ---------

          The number of shares of Common Stock, $.01 par value of American General Hospitality Corporation, outstanding on May 14, 1997, was 14,657,141.



                                    1 of 30

                    AMERICAN GENERAL HOSPITALITY CORPORATION

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.


                                     INDEX
                                                                            PAGE
PART I.     Financial Information

          Item 1  Financial Statements

          AMERICAN GENERAL HOSPITALITY CORPORATION

            Consolidated Balance Sheets - March 31, 1997 (unaudited)
             and December 31, 1996 (audited)..............................    3

            Consolidated Statement of Operations for the Three Months
             Ended March 31, 1997 (unaudited).............................    4

            Consolidated Statement of Shareholders' Equity for the
             Three Months Ended March 31, 1997 (unaudited)................    5

            Consolidated Statement of Cash Flows for the Three Months
             Ended March 31, 1997 (unaudited).............................    6

            Notes to Consolidated Financial Statements....................    8

            Pro Forma Consolidated Balance Sheet - March 31, 1997
             (unaudited)..................................................   13

            Pro Forma Consolidated Statement of Operations for the
             Three Months Ended March 31, 1997 (unaudited)................   14

          AGH LEASING, L.P. (the "Lessee")

            Balance Sheet - March 31, 1997 (unaudited) and
             December 31, 1996 (audited)..................................   15

            Statement of Operations for the Three Months Ended
             March 31, 1997 (unaudited)...................................   16

            Statement of Partners' Deficit for the Three Months
             Ended March 31, 1997 (unaudited).............................   17

            Statement of Cash Flows for the Three Months Ended
             March 31, 1997 (unaudited)...................................   18

            Notes to Financial Statements.................................   19

            Pro Forma Statement of Operations for the Three Months
             Ended March 31, 1997 (unaudited).............................   22

          Item 2  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..........   23

PART II     Other Information.............................................   29

          Item 6  Exhibits and Reports on Form 8-K........................   29

SIGNATURE                                                                    30

PART I.     FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS


                    AMERICAN GENERAL HOSPITALITY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      March 31, 1997 and December 31, 1996

                                                         March 31,      December 31,
                                                            1997            1996
                                                        ------------    ------------
                       ASSETS                           (unaudited)
Investment in hotel properties
Land and land improvements............................  $ 25,648,025    $ 17,287,136
Buildings and improvements............................   268,086,731     195,294,012
Furniture, fixtures and equipment.....................    14,473,534      11,505,892
Construction in progress..............................    24,226,694      10,861,976
                                                        ------------    ------------
                                                         332,434,984     234,949,016
Less:  accumulated depreciation.......................    (6,115,421)     (4,188,198)
                                                        ------------    ------------
Net investment in hotel properties....................   326,319,563     230,760,818
Cash and cash equivalents.............................    34,233,988       3,888,281
Restricted cash.......................................       463,283         544,541
Participating Lease receivable - AGH Leasing, L.P.....     4,403,806       3,982,424
Deferred expenses, net................................     3,447,043       2,986,946
Other assets..........................................       831,499         664,661
Note receivable - Lessee..............................       274,833         287,684
                                                        ------------    ------------
     Total assets.....................................  $369,974,015    $243,115,355
                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt..................................................  $ 36,717,670    $ 19,122,398
Debt, Line of Credit..................................         1,000      57,500,000
Distributions payable.................................     6,745,811       4,150,729
Accounts payable, trade, accrued expenses and other
   liabilities........................................    10,170,054       5,756,097
Minority interest in Operating Partnership............    36,379,040      29,125,020
                                                        ------------    ------------
     Total liabilities................................    90,013,575     115,654,244
                                                        ------------    ------------
Shareholders' equity:
Common stock $0.01 par value per share, 100,000,000
shares authorized, 14,657,141 shares issued and
outstanding...........................................       146,571          82,888
Additional paid-in capital............................   283,078,776     128,746,013
Unearned officers' compensation.......................      (828,334)       (850,521)
Distributions in excess of accumulated earnings.......    (2,436,573)       (517,269)
                                                        ------------    ------------
     Total shareholders' equity.......................   279,960,440     127,461,111
                                                        ------------    ------------
     Total liabilities and shareholders' equity.......  $369,974,015    $243,115,355
                                                        ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN GENERAL HOSPITALITY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   For the Three Months Ended March 31, 1997
                                  (unaudited)


Revenues
   Participating Lease revenue.....................................  $ 9,508,365

   Interest income.................................................      394,713
                                                                     -----------

     Total revenue.................................................    9,903,078
                                                                     -----------
Expenses

   Depreciation....................................................    1,931,390

   Amortization of deferred loan costs.............................      173,958

   Amortization of franchise fees..................................       18,226

   Amortization of other deferred expenses.........................        5,030

   Real estate and personal property taxes and property insurance..    1,250,117

   General and administrative......................................      502,391

   Ground lease expense............................................      314,462

   Amortization of unearned officers' compensation.................       22,187

   Interest expense................................................      942,000
                                                                     -----------

     Total expenses................................................    5,159,761
                                                                     -----------

Income before minority interest....................................    4,743,317

Minority interest..................................................      689,836
                                                                     -----------

Net income applicable to common stockholders.......................  $ 4,053,481
                                                                     ===========

Net income per common share........................................  $      0.34
                                                                     ===========

Weighted average number of shares of Common Stock outstanding......   11,862,258
                                                                     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN GENERAL HOSPITALITY CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1997
                                  (unaudited)





                                           Common Stock                                        Distributions
                                      ---------------------      Additional      Unearned      in Excess of
                                                                  Paid-In        Officers'      Accumulated
                                        Shares      Dollars       Capital      Compensation      Earnings         Total
                                      ----------    -------     ------------   ------------    -------------   ------------
Balance at December 31, 1996........   8,288,841    $ 82,888    $128,746,013     $(850,521)     $  (517,269)   $127,461,111

Issuance of common share, net of
 offering expense and allocation
 to minority interest ($7,332,705)..   6,368,300      63,683     154,332,763                                    154,396,446

Distributions declared March 13,
 1997 ($0.4075 per share)...........                                                             (5,972,785)     (5,972,785)

Amortization of unearned officers'
 compensation.......................                                                22,187                           22,187

Net income..........................                                                              4,053,481       4,053,481
                                      ----------    --------    ------------     ---------      -----------    ------------

Balance at March 31, 1997...........  14,657,141    $146,571    $283,078,776     $(828,334)     $(2,436,573)   $279,960,440
                                      ==========    ========    ============     =========      ===========    ============

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the Three Months Ended March 31, 1997
                                  (unaudited)


Cash flows from operating activities:
   Net income..................................................... $  4,053,481
   Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
        Depreciation..............................................    1,931,390
        Amortization..............................................      219,401
        Minority interest.........................................      689,836
   Changes in assets and liabilities:
        Restricted cash...........................................       81,258
        Participating Lease receivable - AGH Leasing, L.P.........     (421,382)
        Organization costs and franchise fees.....................       42,688
        Other assets..............................................     (166,838)
        Accounts payable, accrued expenses and other liabilities..    4,413,957
                                                                   ------------
            Net cash flow provided by operating activities........   10,843,791
                                                                   ------------
Cash flows from investing activities:
    Purchase of hotel properties and related assets...............  (66,391,502)
    Improvements and additions to hotel properties................  (13,364,717)
    Payments received on note receivable - AGH Leasing, L.P.......       12,851
                                                                   ------------
            Net cash flow used in investing activities............  (79,743,368)
                                                                   ------------
Cash flows from financing activities:
    Proceeds from borrowings......................................   18,500,000
    Net proceeds from public offering.............................  161,729,151
    Principal payments on borrowings..............................  (76,133,138)
    Distributions paid............................................   (4,150,729)
    Payments for deferred loan costs..............................     (700,000)
                                                                   ------------
            Net cash flow provided by financing activities........   99,245,284
                                                                   ------------
    Net change in cash and cash equivalents.......................   30,345,707
                                                                   ------------
Cash and cash equivalents as of December 31, 1996.................    3,888,281
                                                                   ------------
Cash and cash equivalents as of March 31, 1997.................... $ 34,233,988
                                                                   ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest...................... $  1,185,586
                                                                   ============
Supplemental schedule of non-cash investing activities:
    Purchase of hotel properties and related assets...............   84,120,911
    Less debt assumed.............................................   17,729,409
    Net cash used to purchase hotel properties and related assets. $ 66,391,502
                                                                   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN GENERAL HOSPITALITY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND INITIAL PUBLIC OFFERING

     American General Hospitality Corporation (the "Company") was incorporated and formed on April 12, 1996 as a Maryland corporation qualifying as a real estate investment trust ("REIT"). The Company commenced operations and completed an Initial Public Offering (the "IPO") of 7,500,000 shares of its Common Stock on July 31, 1996. An additional 575,000 shares of Common Stock were issued by the Company on August 28, 1996 upon exercise of the underwriters' over-allotment option. The offering price of all shares sold in the IPO was $17.75 per share, resulting in net proceeds of approximately $129.3 million after deducting IPO expenses.

     On February 7, 1997 the Company completed a follow-on primary offering (the "1997 Public Offering") of 5,800,000 shares of its Common Stock. An additional 568,300 shares of Common Stock were issued by the Company on March 7, 1997 upon exercise of the underwriters' over-allotment option. The offering price of all shares sold in the 1997 Public Offering was $27.25 per share, resulting in net proceeds of approximately $161.7 million after deducting offering expenses.

     The Company contributed all of the net proceeds of the IPO and the 1997 Public Offering to AGH GP, Inc. (the "General Partner") and AGH LP, Inc. (the "Limited Partner"), which in turn, contributed such proceeds to American General Hospitality Operating Partnership, L.P. (the "Operating Partnership") in exchange for an approximate 88.5% aggregate equity interest in the Operating Partnership. The General Partner, a wholly owned subsidiary of the Company, owns a 1.0% interest in the Operating Partnership. The Limited Partner, also a wholly owned subsidiary of the Company, owns an approximate 87.5% limited partnership interest in the Operating Partnership.

     In connection with the IPO, the Company acquired equity interests in 13 hotels (the "Initial Hotels"). Four of the Initial Hotels (the "AGH Predecessor Hotels") were acquired primarily from limited partnerships controlled by the shareholders of American General Hospitality, Inc. ("AGHI") and principals of the Lessee and certain of their respective affiliates (the "Primary Contributors"). The remaining nine Initial Hotels (the "AGH Acquisition Hotels") were acquired primarily from parties unaffiliated with the Primary Contributors. In addition, the Company acquired interests in five of the Initial Hotels from the AGHI Employee Retirement Savings Plan (the "Retirement Plan") in exchange for 137,008 shares of restricted common stock.

     Also on July 31, 1996 the Operating Partnership acquired directly or indirectly the remaining equity interests in each of the Initial Hotels for an aggregate of 1,896,996 units of limited partnership interest in the Operating Partnership ("OP Units") (560,178 OP Units to the Primary Contributors and 1,336,818 OP Units to parties unaffiliated with the Primary Contributors) and approximately $91.0 million in cash to parties unaffiliated with the Primary Contributors.

     Subsequent to the IPO, the Company has acquired the following hotels:

ACQUISITION DATE                                 HOTEL                               ACQUISITION PRICE
----------------                                 -----                               -----------------
October 22, 1996     490-room Days Inn in Lake Buena Vista, Florida ("Days Inn       $33.2 million
                       Lake Buena Vista")
November 21, 1996    204-room Holiday Inn Resort in Monterey, California ("Holiday   $15.8 million
                       Inn Resort Monterey")
January 8, 1997      152-room Hilton Hotel in Durham, North Carolina ("Hilton        $12.4 million
                       Hotel Durham")
February 28, 1997    201-room Radisson Hotel in Arlington Heights, Illinois          $11.8 million
                       ("Radisson Hotel Arlington Heights")
March 17, 1997       219-room Wyndham Garden Hotel in Marietta, Georgia              $17.3 million
                       ("Wyndham Garden Hotel Marietta")
March 17, 1997       200-room Sheraton in Key Largo, Florida ("Sheraton Key          $26.3 million
                       Largo")

                    AMERICAN GENERAL HOSPITALITY CORPORATION

ACQUISITION DATE                                 HOTEL                               ACQUISITION PRICE
----------------                                 -----                               -----------------
March 17, 1997       155-room DoubleTree Guest Suites in Atlanta, Georgia            $16.3 million
                       ("DoubleTree Guest Suites Atlanta")
April 1, 1997        249-room Holiday Inn in Phoenix, Arizona ("Holiday Inn          $16.0 million
                       Corporate Center Phoenix")
April 18, 1997       226-room Hilton Hotel in Grand Rapids, Michigan ("Hilton        $16.9 million
                       Airport Hotel Grand Rapids")

     At March 31, 1997, the Company owned 20 hotels consisting, of the Initial Hotels, the Days Inn Lake Buena Vista, the Holiday Inn Resort Monterey, the Hilton Hotel Durham, the Radisson Hotel Arlington Heights, the DoubleTree Guest Suites Atlanta, the Wyndham Garden Hotel Marietta and the Sheraton Key Largo (collectively the "Current Hotels"). All of the Current Hotels were leased to AGH Leasing, Inc. (the "Lessee") which is owned, in part, by certain officers of the Company, under operating leases providing for the payment of participating rent based on the revenues of the Current Hotels (the "Participating Leases"). The Lessee has entered into management agreements pursuant to which 19 of the Current Hotels are managed by AGHI and the one remaining hotel is managed by Wyndham Hotel Corporation.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the financial statements and notes thereto of the Company, the Lessee and the AGH Predecessor Hotels included in the Company's Form 10-K for the fiscal year ended December 31, 1996 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All adjustments are of a normal and recurring nature.

2.  DISTRIBUTIONS PAYABLE

     On March 13, 1997, the Company declared a distribution of $0.4075 per share for the first quarter payable on April 30, 1997 to shareholders of record on April 15, 1997.

3.  DEBT OBLIGATIONS

     Debt outstanding at December 31, 1996 remained outstanding for the first quarter of 1997. The following debt was assumed in connection with the Radisson Hotel Arlington Heights and the DoubleTree Guest Suites Atlanta acquisitions.

One year first mortgage note payable in monthly installments of interest only at a fixed rate of 7.5%; maturing on February 28,
 1998 at which time a balloon payment of $8,218,755 will be due and payable; collateralized by the Radisson Hotel Arlington
 Heights.........................................................    $8,218,755

First mortgage note payable in monthly installments at a fixed rate of 9.75%; maturing on July 1, 2002 at which time a balloon payment of approximately $8,200,000 will be due and payable;
 collateralized by the DoubleTree Guest Suites Atlanta...........    $9,510,653

     Substantially all of the borrowings under the Line of Credit were repaid in February, 1997, with a portion of the proceeds from the 1997 Public Offering.

4.  COMMITMENTS AND CONTINGENCIES

     The Company has a $150 million Line of Credit (the "Line of Credit") which matures on July 31, 1999. At March 31, 1997, there was $1,000 outstanding on the Line of Credit. The Line of Credit is with a consortium of banks led by

                    AMERICAN GENERAL HOSPITALITY CORPORATION

Societe Generale, Southwest Agency and Bank One, Texas, N.A. The Line of Credit is collateralized by, among other things, first mortgage liens on all of the Current Hotels, other than the Holiday Inn Select Dallas DFW Airport South, the Courtyard by Marriott Meadowlands, the Radisson Hotel Arlington Heights and the DoubleTree Guest Suites Atlanta, which hotels collateralize other indebtedness. Borrowings under the Line of Credit bear interest at 30-day, 60-day or 90-day LIBOR (the "London Interbank Offered Rate"), at the option of the Company, plus 1.85% per annum, payable monthly in arrears or one-half percent in excess of the prime rate.

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

     Nineteen of the hotels are managed by AGHI on behalf of the Lessee. The Lessee pays AGHI a base management fee of 1.5% of total revenue and an incentive fee of up to 2.0% of total revenue. The incentive fee, if applicable, is equal to 0.025% of annual total revenue for each 0.1% increase in annual total revenue over the total revenues for the preceding twelve month period up to the maximum incentive fee. The remaining hotel, the Wyndham Garden Hotel Marietta, is managed by Wyndham Hotel Corporation under a similar agreement.

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

     The Company entered into an agreement for a license and an association membership from one of the sellers of the Days Inn Lake Buena Vista which the Company immediately assigned to the Lessee. Commencing January 1998, in connection with the license and the association membership, the Lessee is required to pay recurring association fees including a base monthly fee equal to 1.0% of the prior month's gross room revenues generated at the hotel, and an additional fee of 0.5% to 1.0% of gross monthly revenues if the trailing twelve month's gross room revenues at the hotel exceeds a threshold of approximately $13 million, (subject to increase based on the percentage increase in the CPI). In addition, the Lessee is obligated to pay a recurring royalty for the African royal safari theme equal to an amount which ranges from 10% to 25% of net operating income in excess of $6 million (subject to adjustment if the Operating Partnership invests more than $40 million in the hotel). The Lessee is also obligated to pay a marketing assistance fee equal to .25% of gross room revenues. The marketing and association fees are not expected to exceed 2.25% of gross room revenues for any twelve-month period. The association membership agreement terminates in October 2008; the Lessee is obligated to pay liquidated damages if the agreement is terminated earlier.

Participating Leases

     The Lessee has future lease commitments to the Company under the Participating Leases which expire from July 2008 to March 2009. Minimum future rental income (i.e., base rents) under these noncancellable Participating Leases at March 31, 1997 is as follows:


              YEAR                                            AMOUNT
              ----                                            ------
        Remainder of 1997................................  $ 25,035,906
        1998.............................................    34,787,816
        1999.............................................    35,988,684
        2000.............................................    37,229,872
        2001 and thereafter..............................   322,456,680
                                                           ------------

            Total........................................  $455,498,958
                                                           ============

                    AMERICAN GENERAL HOSPITALITY CORPORATION

     At March 31, 1997, the Lessee owed the Company $4,403,806 for such lease rent which the Lessee expects to pay in April, 1997.

     Under the Participating Leases, the Company is obligated to pay the costs of real estate and personal property taxes, property insurance and maintaining underground utilities and structural elements of the Initial Hotels. Additionally, the Company is required to establish annual minimum reserves equal to 4.0% of total revenue for each of the Hotels which will be utilized by the Lessee for the replacement and refurbishment of furniture, fixtures & equipment (''FF&E'') and other capital expenditures to enhance the competitive position of the Current Hotels. At March 31, 1997, actual capital expenditures were greater than the amount required to be reserved.

Ground Leases

     Five of the Current Hotels are subject to ground leases with third parties with respect to the land underlying each such hotel. The ground leases are triple net leases which require the tenant to pay all expenses of owning and operating the hotel, including real estate taxes and structural maintenance and repair.

     The Courtyard by Marriott Meadowlands is subject to a ground lease with respect to approximately 0.37 acres. The ground lease terminates in March, 2036, with two ten-year options to renew. The lease requires a fixed rent payment equal to $150,000 per year, subject to a 25.0% increase every five years thereafter beginning in 2001 and a percentage rent payment equal to 3.0% of gross room revenues.

     The Wyndham Hotel Albuquerque Airport is subject to a ground lease with respect to approximately 10 acres. The ground lease terminates in December 2013, with two five-year options to renew. The lease requires a fixed rent payment equal to $19,180 per year subject to annual consumer price index adjustment and a percentage rent payment equal to 5.0% of gross room revenues, 3.0% of gross receipts from the sale of alcoholic beverages, 2.0% of gross receipts from the sale of food and non-alcoholic beverages and 1.0% of gross receipts from the sale of other merchandise or services. The lease also provides the landlord with the right, subject to certain conditions, to require the Company, at its expense, to construction 100 additional hotel rooms if the occupancy rate at the hotel is 85.0% or more for 24 consecutive months and to approve any significant renovations scheduled at the hotel. The occupancy rate at the Wyndham Hotel Albuquerque Airport for the twelve months ended March 31, 1997 was 76.6%.

     The Hilton Hotel Toledo is subject to a ground lease with respect to approximately 8.8 acres. The ground lease terminates in June 2026, with four successive renewal options, each for a ten-year term. The lease requires annual rent payments equal to $25,000, increasing to $50,000 or $75,000 if annual gross room revenues exceed $3.5 million or $4.5 million, respectively.

     The Le Baron San Jose Airport Hotel is subject to a ground sublease with respect to approximately 5.3 acres, which in turn is subject to a ground lease covering a larger tract of land. The sublease terminates in 2022, with one 30-year option to renew. The sublease requires the greater of a fixed minimum annual rent of $75,945 (increasing to an annual minimum rent of $100,000 if the option is exercised) or, in the aggregate, 4.0% of gross room revenues, 2.0% of gross food receipts, and 3.0% of gross bar and miscellaneous operations receipts. The sublease also provides the sublessor with the right to approve any significant renovations scheduled at the hotel.

     The Sheraton Key Largo is subject to a ground lease with respect to 42,500 square feet of off-shore bay bottom land in the Florida Bay on which a commercial marina is operated pursuant to a lease from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida, as Lessor. The lease terminates in May, 2021 and requires an annual lease fee of approximately $3,100.

                    AMERICAN GENERAL HOSPITALITY CORPORATION

     Minimum future rental payments for the ground leases to be paid by Company at March 31, 1997 are as follows:

                    YEAR                                         AMOUNT
                    ----                                         ------
              Remainder of 1997...............................  $   278,640
              1998............................................      364,516
              1999............................................      369,966
              2000............................................      375,825
              2001 and thereafter.............................   18,456,301
                                                                -----------
                        Total.................................  $19,845,248
                                                                ===========

5.  AGH PREDECESSOR HOTELS INFORMATION

     Pursuant to SEC regulations which require the presentation of corresponding periods of the preceding year's quarter financial information, the following information represents condensed combined balance sheet information as of March 31, 1996 and condensed combined statements of operations and cash flows information of AGH Predecessor Hotels for the three months ended March 31, 1996, which is considered to be the predecessor of the Company.


            AGH PREDECESSOR HOTELS               MARCH 31, 1996
                                                 --------------
Balance Sheet Information:

   Investments in hotel properties, net..........   22,848,146
   Cash and cash equivalents.....................      845,258
   Total assets..................................   25,115,004
   Debt..........................................   19,972,015
   Total liabilities.............................   20,916,698
   Total equity..................................    4,198,306

Statement of Operations Information:

   Room revenue..................................  $ 2,624,614
   Other revenue.................................      682,781
                                                   -----------
      Total revenue..............................    3,307,395

   Hotel operating expenses......................    2,253,656
   Depreciation and amortization.................      304,936
   Interest expense..............................      457,146
   Other expenses................................      163,058
                                                   -----------
      Net income.................................  $   128,599
                                                   ===========

Statement of Cash Flows Information:

   Net cash used in operating activities.........  $   (40,887)
   Net cash used in investing activities.........  $  (718,482)
   Net cash provided by financing activities.....  $   747,019

6.  SUBSEQUENT EVENTS

     On April 1, 1997, the Operating Partnership purchased the 249-room Holiday Inn Corporate Center in Phoenix, Arizona from an unrelated third party. The acquisition cost of approximately $16.0 million was provided by cash on hand from the 1997 Public Offering.

     On April 18, 1997, the Operating Partnership purchased the 226-room Hilton Airport Hotel in Grand Rapids, Michigan from an unrelated third party. The acquisition cost of approximately $16.9 million was provided by cash on hand from the 1997 Public Offering and borrowings from the Line of Credit.

     On April 14, 1997, the Company announced that it had signed a contract to purchase the 296-room Hilton Hotel in Cocoa Beach, Florida. The acquisition cost of approximately $21.9 million will be provided by borrowings from the Line of Credit and issuance of Limited Partnership Units in the Operating Partnership. The acquisition is contingent upon the completion and satisfactory results of business and financial due diligence review.

7.  PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma consolidated statement of operations for the three months ended March 31, 1997 is presented as if the acquisition of the 20 Current Hotels owned as of March 31, 1997, the acquisition of the Holiday Inn Corporate Center Phoenix, the acquisition of the Hilton Airport Hotel Grand Rapids, (together with the Current Hotels the "Hotels") the IPO and the 1997 Public Offering had occurred at the beginning of the periods presented and all of the Hotels had been leased to the Lessee pursuant to the Participating Leases. Such pro forma information is based in part upon the Statement of Operations of the Lessee included elsewhere in this Quarterly Report on Form 10-
Q. Such information should be read in conjunction with the financial statements listed in the Index on page 2.

     In management's opinion, all adjustments necessary to reflect the effects of the transactions previously described have been made. The pro forma information does not purport to present what actual results of operations would have been if the acquisitions and the consummation of the IPO had occurred on such date or to project results for any future period.

                    AMERICAN GENERAL HOSPITALITY CORPORATION
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                 March 31, 1997
                                  (unaudited)

                                                                   HOTELS
                                                                  ACQUIRED
                                                 COMPANY         SUBSEQUENT       PRO FORMA
                                                HISTORICAL     TO QUARTER END   BALANCE SHEET
                                               ------------    --------------   -------------
ASSETS

Investment in hotel properties, net..........  $326,319,563     $ 32,900,000    $359,219,563
Cash and cash equivalents....................    34,233,988      (32,975,000)      1,258,988
Restricted cash..............................       463,283                          463,283
Accounts receivable, net.....................     4,403,806                        4,403,806
Deferred expenses, net.......................     3,447,043           75,000       3,522,043
Other assets.................................       831,499                          831,499
Advances to Lessee...........................       274,833                          274,833
                                               ------------     ------------    ------------
     Total assets............................  $369,974,015     $               $369,974,015
                                               ============     ============    ============
LIABILITIES AND SHAREHOLDERS'
EQUITY

Debt.........................................  $ 36,717,670                     $ 36,717,670
Debt, Line of Credit.........................         1,000                            1,000
Distributions payable........................     6,745,811                        6,745,811
Accounts payable, trade, accrued
  expenses and other liabilities.............    10,170,054                       10,170,054
Minority interest in Operating Partnership...    36,379,040                       36,379,040
                                               ------------     ------------    ------------
     Total Liabilities.......................    90,013,575                       90,013,575
                                               ------------     ------------    ------------
Common Stock.................................       146,571                          146,571
Additional paid-in capital...................   283,078,776                      283,078,776
Unearned officers' compensation..............      (828,334)                        (828,334)
Distributions in excess of accumulated
 earnings....................................    (2,436,573)                      (2,436,573)
                                               ------------     ------------    ------------
     Total shareholders' equity..............   279,960,440                      279,960,440
                                               ------------     ------------    ------------
     Total liabilities and shareholders'
       equity................................  $369,974,015                     $369,974,015
                                               ============     ============    ============


   The accompanying notes are an integral part of these financial statements.

                    AMERICAN GENERAL HOSPITALITY CORPORATION
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                   For the Three Months Ended March 31, 1997
                                  (unaudited)

                                           HISTORICAL                                    HOTELS
                                          THREE MONTHS                                  ACQUIRED
                                             ENDED        PRO FORMA      CURRENT       SUBSEQUENT     COMBINED
                                         MARCH 31, 1997  ADJUSTMENTS     HOTELS      TO QUARTER END   PRO FORMA
                                         --------------  -----------   -----------   --------------  -----------
Revenues

   Participating lease revenue...........  $ 9,508,365   $1,836,549    $11,344,914      $1,054,623   $12,399,537
   Interest income.......................      394,713                     394,713                       394,713
                                           -----------   ----------    -----------     -----------  ------------
          Total revenue..................    9,903,078    1,836,549     11,739,627       1,054,623    12,794,250
                                           -----------   ----------    -----------     -----------  ------------
Expenses

   Depreciation..........................    1,931,390      501,655      2,433,045         232,831     2,665,876
   Amortization..........................      197,214        2,513        199,727           1,875       201,602
   Real estate and personal property
     taxes and property insurance........    1,250,117      246,144      1,496,261         157,138     1,653,399
   General and administrative............      502,391                     502,391                       502,391
   Ground lease expense..................      314,462                     314,462                       314,462
   Amortization on unearned
     officers' compensation..............       22,187                      22,187                        22,187
   Interest expense......................      942,000      302,098      1,244,098                     1,244,098
                                           -----------   ----------    -----------     -----------  ------------
          Total expenses.................    5,159,761    1,052,410      6,212,171         391,844     6,604,015
                                           -----------   ----------    -----------     -----------  ------------

Income before minority interest..........    4,743,317      784,139      5,527,456         662,779     6,190,235
Minority interest........................      689,836                     635,657                       711,876
                                           -----------                 -----------                  ------------

Net income applicable to common
   shareholders..........................  $ 4,053,481                 $ 4,891,799                  $  5,478,359
                                           ===========                 ===========                  ============
Per common share information:
Net income per common share..............  $      0.34                 $      0.33                  $       0.37
                                           ===========                 ===========                  ============
Weighted average number of
   Common shares outstanding.............   11,862,258                  14,657,141                    14,657,141
                                           ===========                 ===========                  ============

                               AGH LEASING, L.P.
                                 BALANCE SHEET
                      March 31, 1997 and December 31, 1996
                                  (unaudited)

                          ASSETS

Investments in hotel properties, at cost                              MARCH 31,     DECEMBER 31,
                                                                     -----------    -----------
                                                                         1997           1996
                                                                         ----           ----
     Furniture, fixtures and equipment............................   $   315,000    $   315,000
     Less accumulated depreciation................................       (42,000)       (26,250)
                                                                     -----------    -----------
Net investment in hotel properties................................       273,000        288,750
Cash and cash equivalents.........................................     4,925,399      5,673,232
Accounts receivable, net of allowance for
  doubtful accounts of $15,410....................................     4,190,607      2,822,936
Inventories.......................................................       594,300        448,234
Prepaid expenses..................................................       509,150        553,400
Deferred expenses.................................................       184,236        194,287
Other assets......................................................       161,104         47,985
                                                                     -----------    -----------
          Total assets............................................   $10,837,796    $10,028,824
                                                                     ===========    ===========

                  LIABILITIES AND PARTNERS' DEFICIT

Accounts payable, trade...........................................   $ 1,474,903    $ 1,054,902
Participating rent payable, American General
  Hospitality Operating Partnership, L.P..........................     4,398,702      3,979,242
Note payable to American General Hospitality
  Operating Partnership, L.P......................................       274,833        287,684
Accrued expenses and other liabilities............................     4,167,897      4,198,035
Deferred income...................................................     1,150,001        730,000
                                                                     -----------    -----------
          Total liabilities.......................................    11,466,336     10,249,863
                                                                     ===========    ===========
Commitments and contingencies (Notes 1 and 2)
Partners' capital.................................................       500,000        500,000
Accumulated deficit...............................................    (1,128,540)      (721,039)
                                                                     -----------    -----------
          Total Partners' deficit.................................      (628,540)      (221,039)
                                                                     -----------    -----------
          Total liabilities and partners' deficit.................   $10,837,796    $10,028,824
                                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               AGH LEASING, L.P.
                            STATEMENT OF OPERATIONS
                   For the Three Months Ended March 31, 1997
                                  (unaudited)

Revenue

     Room revenue...........................   $19,465,968

     Food and beverage revenue..............     5,197,244

     Other revenue..........................     1,305,853
                                               -----------
          Total revenue.....................    25,969,065
                                               -----------

Expenses

     Property operating costs and expenses..     5,340,286

     Food and beverage costs and expenses...     4,239,312

     General and administrative.............     2,475,288

     Advertising and promotion..............     1,820,589

     Repairs and maintenance................     1,032,093

     Utilities..............................     1,147,891

     Management fees........................        82,854

     Franchise costs........................       676,148

     Depreciation...........................        15,750

     Amortization...........................        10,052

     Interest expense.......................         7,192

     Other expense..........................        20,746

     Participating Lease expenses...........     9,508,365
                                               -----------

          Total expenses....................    26,376,566
                                               -----------

          Net loss..........................   $  (407,501)
                                               ===========


   The accompanying notes are an integral part of these financial statements.

                               AGH LEASING, L.P.
                         STATEMENT OF PARTNERS' DEFICIT
                   For the Three Months Ended March 31, 1997
                                  (unaudited)


Balance at December 31, 1996.........................   $(221,039)

Net loss.............................................    (407,501)
                                                        ---------

Balance at March 31, 1997............................   $(628,540)
                                                        =========

  The accompanying notes are an integral part of these financial statements.

                               AGH LEASING, L.P.
                            STATEMENT OF CASH FLOWS
                   For the Three Months Ended March 31, 1997
                                  (unaudited)

Cash flow from operating activities:

     Net loss....................................................................................  $  (407,501)

     Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation.............................................................................       15,750

        Amortization.............................................................................       10,052

        Changes in assets and liabilities:

          Accounts receivable....................................................................   (1,367,672)

          Inventories............................................................................     (146,066)

          Prepaid expenses.......................................................................       44,250

          Other assets...........................................................................     (113,119)

          Accounts payable, trade................................................................      420,001

          Participating Lease payable, American General Hospitality Operating Partnership, L.P...      419,460

          Accrued expenses and other liabilities.................................................      (30,138)

          Deferred income........................................................................      420,001
                                                                                                   -----------
          Net cash provided by operating activities..............................................     (734,982)

Cash flows from financing activities:

     Principal payments on borrowings............................................................      (12,851)
                                                                                                   -----------

Net change in cash and cash equivalents..........................................................     (747,833)

Cash and cash equivalents at beginning of period.................................................    5,673,232
                                                                                                   -----------

Cash and cash equivalents at end of period.......................................................  $ 4,925,399
                                                                                                   ===========

Supplemental disclosures of cash flow information:

     Cash paid during the period for interest....................................................  $     7,192
                                                                                                   ===========

   The accompanying notes are an integral part of these financial statements.

                               AGH LEASING, L.P.

                         NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION

     AGH Leasing, L.P. (the "Lessee"), is a Delaware limited partnership which was formed on May 29, 1996 and commenced operations on July 31, 1996. The Lessee is owned in part by certain executive officers of the American General Hospitality Corporation (the "Company") and American General Hospitality, Inc. ("AGHI"). The Lessee leases each of the twenty hotels (the "Current Hotels") owned by American General Hospitality Operating Partnership, L.P. (the "Operating Partnership") at March 31, 1997 pursuant to operating leases ("Participating Leases") which provide for rent based on the revenues of the Current Hotels.

     The financial statements of the Lessee include the results of operations of the hotels leased from the Operating Partnership due to the Lessee's control over the operations of the hotels during the 12 year term of the Participating Leases. The Lessee has complete discretion in establishing room rates and all rates for hotel goods and services. Likewise, all operating expenses of the hotels are under the control of the Lessee. The Lessee has the right to manage or to enter into management contracts with other parties to manage the hotels. If the Lessee elects to enter into management contracts with parties other than American General Hospitality, Inc., the Lessee must obtain the prior written consent of the Operating Partnership, which consent may not be unreasonably withheld. The Lessee has entered into management agreements pursuant to which nineteen of the Current Hotels are managed by AGHI and the remaining Current Hotel is managed by Wyndham Hotel Corporation.

     The Lessee's results of operations are seasonal. The aggregate room revenues in the second and third quarters of each fiscal year may be higher than room revenues in the first quarter and fourth quarter of each fiscal year. Consequently, the Lessee may have net income in the second and third quarters and may have a net loss in the first and fourth quarters.

     Upon consummation of the Company's Initial Public Offering (the "IPO"), the partners of the Lessee capitalized the Lessee with $500,000 cash and pledged 275,000 units of limited partnership interest in the Operating Partnership ("OP Units") to the Company to collateralize the Lessee's obligations under the Participating Leases.


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

     Nineteen of the Current Hotels are managed by AGHI on behalf of the Lessee. The Lessee pays AGHI a base management fee of 1.5% of total revenue and an incentive fee of up to 2.0% of total revenue. The incentive fee, if applicable, is equal to 0.025% of annual total revenue for each 0.1% increase in annual total revenue over the total revenues for the preceding twelve month period up to the maximum incentive fee.

     The remaining Current Hotel, the Wyndham Garden Hotel Marietta, is managed by Wyndham Hotel Corporation ("WHC") on behalf of the Lessee. The Lessee pays WHC a base management fee equal to 1.5% of gross revenues at the Hotel plus an incentive management fee of up to 1.5% of gross revenues. The incentive fee, if applicable, will be earned if gross revenues exceed certain year over year thresholds.

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

                               AGH LEASING, L.P.

      The Company entered into an agreement for a license and an association membership from one of the sellers of the Days Inn Lake Buena Vista which the Company immediately assigned to the Lessee. Commencing January 1998, in connection with the license and the association membership, the Lessee is required to pay recurring association fees including a base monthly fee equal to 1.0% of the prior month's gross room revenues generated at the hotel, and an additional fee of 0.5% to 1.0% of gross monthly revenues if the trailing twelve month's gross room revenues at the hotel exceeds a threshold of approximately $13 million, (subject to increase based on the percentage increase in the Consumer Price Index ("CPI")). In addition, the Lessee is obligated to pay a recurring royalty for the African royal safari theme equal to an amount which ranges from 10% to 25% of net operating income in excess of $6 million (subject to adjustment if the Operating Partnership invests more than $40 million in the hotel). The Lessee is also obligated to pay a marketing assistance fee equal to
 .25% of gross room revenues. The marketing and association fees are not expected to exceed 2.25% of gross room revenues for any twelve-month period.
The association membership agreement terminates in October 2008; the Lessee is obligated to pay liquidated damages if the agreement is terminated earlier.

     The Lessee has future lease commitments to the Company under the Participating Leases which have various expiration dates between July 2008 to March 2009. The Participating Lease expenses are based on percentages of room revenues, food and beverage revenues and telephone and other revenues. The departmental revenue thresholds in the Participating Leases are seasonally adjusted for interim periods and the Participating Lease formulas adjusted effective January 1, 1997 by a percentage equal to the percentage increase in the Consumer Price Index plus .75% as compared to the prior year. Additionally, several of the Current Hotels will have further adjustments to the Participating Lease formulas due to the significant renovations expected to be completed in those hotels in 1997. Minimum future rental expense (i.e. base rents) under these noncancellable Participating Leases is as follows:

      YEAR                                                           AMOUNT
      ----                                                           ------
      Remainder of 1997........................................   $ 25,035,906
      1998.....................................................     34,787,816
      1999.....................................................     35,988,684
      2000.....................................................     37,229,872
      2001 and thereafter......................................    322,456,680
                                                                  ------------
                Total..........................................   $455,498,958
                                                                  ============

     Five of the Current Hotels are subject to ground leases with third parties with respect to the land underlying each such hotel. The ground leases are triple net leases which require the tenant to pay all expenses of owning and operating the hotel, including real estate taxes and structural maintenance and repair. The Company is responsible for payments under the ground leases.

3.  SUBSEQUENT EVENTS

     On April 1, 1997, the Lessee and the Operating Partnership entered into a 12-year Participating Lease on the 249-room Holiday Inn Corporate Center in Phoenix, Arizona which was acquired by the Operating Partnership.

     On April 18, 1997, the Lessee and the Operating Partnership entered into a 12-year Participating Lease on the 226-room Hilton Airport Hotel in Grand Rapids, Michigan which was acquired by the Operating Partnership.

     These Participating Leases are substantially similar to the leases with the Operating Partnership for all other hotels owned by the Operating Partnership. The Lessee has entered into management agreements with AGHI to manage these hotels on terms substantially similar to all other agreements between AGHI and the Lessee.

                               AGH LEASING, L.P.

     On April 14, 1997, the Company announced that it had signed a contract to purchase the 296-room Hilton Hotel in Cocoa Beach, Florida. The Lessee will operate this hotel under a Participating Lease substantially similar to all other Participating Leases between the Lessee and the Operating Partnership. The Lessee will enter into an agreement with AGHI to manage this hotel. The acquisition is contingent upon the completion and satisfactory results of the business and financial due diligence.

4.  PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma statement of operations for the three months ended March 31, 1997 is presented as if the acquisition of the 20 Current Hotels owned as of March 31, 1997, the acquisition of the Holiday Inn Corporate Center Phoenix, the acquisition of the Hilton Airport Hotel Grand Rapids, the IPO and the 1997 Public Offering had occurred at the beginning of the period presented and all of the Hotels had been leased to the Lessee pursuant to the Participating Leases. Such pro forma information is based in part upon the Statement of Operations of the Lessee included elsewhere in this Quarterly Report on Form 10-Q. Such information should be read in conjunction with the financial statements listed in the Index on page 2.

     In management's opinion, all adjustments necessary to reflect the effects of the transactions previously described have been made. The pro forma information does not purport to present what actual results of operations would have been if the acquisitions and the consummation of the IPO and the 1997 Public Offering had occurred on such date or to project results for any future period.

                               AGH LEASING, L.P.

                       PRO FORMA STATEMENT OF OPERATIONS
                   For the Three Months Ended March 31, 1997

                                                                                            HOTELS
                                    HISTORICAL                                             ACQUIRED
                                 JANUARY 1, 1997               MANAGEMENT     TOTAL       SUBSEQUENT    MANAGEMENT      COMBINED
                                     THROUGH       PROFORMA        FEE       CURRENT     TO MARCH 31,      FEE          PROFORMA
                                  MARCH 31, 1997  ADJUSTMENTS  ADJUSTMENT    HOTELS          1997       ADJUSTMENT   March 31, 1997
                                 ---------------  -----------  ----------  -----------   ------------   ----------   ---------------

Revenue

 Room revenue..................... $19,465,968     $4,078,134              $23,544,102    $2,649,178                   $26,193,280
 Food and beverage revenue........   5,197,244      1,120,052                6,317,296     1,176,131                     7,493,427
 Other revenue....................   1,305,853        233,467                1,539,320       155,114                     1,694,434
                                   -----------     ----------   ---------  -----------    ----------     ---------     -----------
        Total revenue.............  25,969,065      5,431,653               31,400,718     3,980,423                    35,381,141
                                   -----------     ----------   ---------  -----------    ----------     ---------     -----------
Expenses

   Property operating costs
     and expenses.................   5,340,286        950,601                6,290,887       684,234                     6,975,121
   Food and beverage costs
     and expenses.................   4,239,312        914,558                5,153,870       838,912                     5,992,782
   General and administrative.....   2,475,288        390,212                2,865,500       292,622                     3,158,122
   Advertising and promotion......   1,820,589        309,073                2,129,662       190,735                     2,320,397
   Repairs and maintenance........   1,032,093        274,521                1,306,614       133,193                     1,439,807
   Utilities......................   1,147,891        290,267                1,438,158       139,396                     1,577,554
   Management fees................      82,854         96,380     261,027      440,261       118,898       230,264         789,423
   Franchise costs................     676,148         77,106                  753,254       140,368                       893,622
   Depreciation...................      15,750                                  15,750                                      15,750
   Amortization...................      10,052                                  10,052                                      10,052
   Interest expense...............       7,192                                   7,192                                       7,192
   Other expense..................      20,746         31,359                   52,105        27,063                        79,168
   Participating Lease
     expenses.....................   9,508,365      1,836,549               11,344,914     1,054,623                    12,399,537
                                   -----------     ----------   ---------  -----------    ----------     ---------     -----------

          Total expenses..........  26,376,566      5,170,626     261,027   31,808,219     3,620,044       230,264      35,658,527
                                   -----------     ----------   ---------  -----------    ----------     ---------     -----------

          Net loss................ $  (407,501)    $  261,027   $(261,027) $  (407,501)   $  360,379     $(230,264)    $  (277,386)
                                   ===========     ==========   =========  ===========    ==========     =========     ===========

   The accompanying notes are an integral part of these financial statements

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

     The following should be read in conjunction with the Company's consolidated financial statements included elsewhere in this report.

     On July 31, 1996, the Company completed its IPO of 8,075,000 shares of Common Stock (including 575,000 shares of common stock issued upon exercise of the underwriters' over-allotment option on August 28, 1996) and contributed substantially all of the net proceeds from the IPO in exchange for an approximate 81.3% interest in the Operating Partnership.

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

     On February 7, 1997, the Company completed the 1997 Public Offering of 6,368,300 shares of Common Stock (including 568,300 shares of Common Stock issued upon exercise of the underwriters' over-allotment option on March 7,
1997). The Company contributed all of the net proceeds to the Operating Partnership and, following such contribution, owned an approximate 88.5% interest in the Operating Partnership. The Operating Partnership used the net proceeds (i) to repay amounts borrowed under the Line of Credit, (ii) to pay fees and expenses in connection with the increase in the borrowing limit under the Line of Credit, (iii) to fund the cash portion of the purchase price of the Radisson Hotel Arlington Heights and the Portfolio Purchase, (iv) for hotel renovations and (v) for working capital purposes. Concurrent with the completion of the 1997 Public Offering, the Company increased the borrowing limit on its Line of Credit to $150 million.

     Consistent with the Company's acquisition strategy, the Company has acquired the following hotels since the IPO for the purchase prices (including closing costs) set forth below:

     Days Inn Lake Buena Vista...........................   $ 33,150,000
     Holiday Inn Resort Monterey.........................     15,790,000
     Hilton Hotel Durham.................................     12,400,000
     Radisson Hotel Arlington Heights....................     11,818,755
     Wyndham Garden Hotel Marietta.......................     17,300,000
     DoubleTree Guest Suites Atlanta.....................     16,300,000
     Sheraton Key Largo..................................     26,375,000
     Holiday Inn Corporate Center Phoenix................     16,000,000
     Hilton Airport Hotel Grand Rapids...................     16,900,000
                                                            ------------
               Total.....................................   $166,033,755
                                                            ============


     In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership can operate hotels. The Operating Partnership leases the Hotels to the Lessee for terms of twelve years pursuant to separate Participating Leases providing for the payment of base rent and participating rent. The principal source of revenue for the Operating Partnership and the Company is lease payments paid by the Lessee under the Participating Leases. The Lessee's ability to make payments to the Operating Partnership under the Participating Leases is dependent on the ability of the Lessee, AGHI and any other lessees or operators to generate cash flow from the operations of the Hotels. The Lessee has entered into management agreements whereby 21 of the Hotels are managed by AGHI and the remaining Hotel is managed by Wyndham Hotel Corporation. The management agreements are for a period of twelve years from the date each Hotel was acquired.

RESULTS OF OPERATIONS

Actual for the Three Months Ended March 31, 1997

     The Company earned $9,508,365 in Participating Lease revenue from the Lessee. Interest income, which was $394,713 for the period, consisted primarily of income earned on excess cash balances from the 1997 Public Offering. The excess cash balances were used to fund two hotel acquisitions subsequent to March 31, 1997. Depreciation of the Company's investment in hotel properties was $1,931,390. Amortization, consisting primarily of deferred financing costs and franchise transfer fees, was $197,214 and real estate and personal property taxes and insurance was $1,250,117. The Company reported $942,000 of interest expense for the period which consists of $305,699 attributable to the indebtedness on the Holiday Inn Dallas DFW Airport South, $100,074 attributable to the indebtedness on the Courtyard by Marriott-Meadowlands, $51,367 attributable to the indebtedness on the Radisson Hotel Arlington Heights, $33,459 attributable to the indebtedness on the DoubleTree Guest Suites Atlanta and $451,401 attributable to the borrowings on the Line of Credit, net of capitalized interest. The borrowings on the Line of Credit include the $76 million borrowed after the IPO and prior to the 1997 Public Offering for property acquisitions, renovations and working capital needs. Substantially all of the balance of the Line of Credit, ($76 million) was repaid with the proceeds from the 1997 Public Offering. A $1,000 balance was left outstanding to allow for mortgage debt restrictions in certain States. The minority interest in income was $689,836 and the resulting net income applicable to the common stockholders was $4,053,480 for the period.

Pro Forma for the Three Months Ended March 31, 1997

     Pro forma revenues for the three months ended March 31, 1997, would have been $12,794,250 consisting of Participating Lease revenues from the Hotels of $12,399,537 and interest income earned on excess cash balances of $394,713. Pro forma expenses for the period consist of: depreciation expense of $2,665,876; real estate and personal property taxes and insurance of $1,653,399; general and administrative expenses of $502,391; ground lease expense of $314,462; and amortization expense relating to deferred expenses of $201,602. Also included in pro forma expense is the interest expense of $1,244,098 relating to the Line of Credit and the mortgage indebtedness assumed relating to: the Holiday Inn Select Dallas DFW South of approximately $14.0 million, 8.75% interest rate; the Courtyard by Marriott Meadowlands of approximately $5.1 million, 7.54% average interest rate; the Radisson Hotel Arlington Heights of approximately $8.2 million, 7.5% interest rate; and the DoubleTree Guest Suites Atlanta approximately $9.6 million, 9.75% interest rate.

Funds From Operations

     Actual Funds From Operations for the three months ended March 31, 1997, calculated using the NAREIT definition of Funds From Operations, was $5,703,983, which is the sum of net income applicable to common stockholders and the Company's share of depreciation.

     The Company considers Funds From Operations to be a key measure of the performance of an equity REIT. Funds From Operations should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or an alternative to cash flows from operating, investing or financing activities as a measure of liquidity.

     The following is a reconciliation of pro forma net income applicable to common stockholders to Pro Forma Funds From Operations and illustrates the difference in the two measures of operating performance:

                                                                  THREE MONTHS
                                                                     ENDED
                                                                 MARCH 31, 1996
                                                                 --------------
  Pro forma net income applicable to common stockholders.......   $  5,478,359
  Depreciation (Company share).................................      2,359,300
                                                                  ------------
  Funds From Operations........................................   $  7,837,659
                                                                  ============

  Weighted Average Number of shares of Common Stock
    Outstanding................................................      14,657,141

THE LESSEE

Actual for the Three Months Ended March 31, 1997

     The Lessee had room revenues of $19,465,968 from the Current Hotels. The Participating Lease payments and property operating costs and expenses were $9,508,365 and $16,868,201, respectively. Net loss for the period was $407,501.

Pro Forma Operations for the Three Months Ended March 31, 1997

     The following table sets forth pro forma financial information for the Lessee, as a percentage of revenue, for the periods indicated:

                                                                  THREE MONTHS
                                                                     ENDED
                                                                 MARCH 31, 1997
                                                                 --------------
   STATEMENTS OF OPERATIONS DATA:
   Room revenue................................................        74.0%
   Food and beverage revenue...................................        21.2
   Other revenue...............................................         4.8
                                                                      -----
             Total revenue.....................................       100.0

   Hotel operating expenses....................................        65.4
   Other corporate expenses....................................         0.3
   Participating lease expenses................................        35.1
                                                                      -----
                      Net loss.................................        (0.8%)
                                                                      =====

                                                                  THREE MONTHS
                                                                     ENDED
                                                                 MARCH 31, 1997
                                                                 --------------
   Key Factors:
          Occupancy............................................        65.6%
          ADR..................................................      $86.64
          REVPAR...............................................      $56.84

     The following table sets forth room revenue for each of the Hotels:

                                                                   PRO FORMA
                                                                  THREE MONTHS
                                                                     ENDED
                                                                 MARCH 31, 1997
                                                                 --------------
  Hotels:

        Holiday Inn Dallas DFW Airport West...................     $ 1,055,576
        Courtyard by Marriott Meadowlands.....................       1,123,247
        Hampton Inn Richmond Airport..........................         547,378
        Hotel Maison de Ville.................................         410,664
        Hilton Hotel-Toledo...................................         858,748
        Holiday Inn Select Dallas DFW Airport South...........       1,967,669
        Holiday Inn Select New Orleans International Airport..       1,814,385
        Hampton Inn Ocean City................................         160,317
        Crowne Plaza Madison..................................       1,255,397
        Holiday Inn Park Center Plaza.........................       1,406,034
        Wyndham Albuquerque Airport Hotel.....................         873,151
        Le Baron San Jose Airport Hotel.......................       1,543,841
        Holiday Inn Mission Valley............................       1,169,269
        Days Inn Lake Buena Vista.............................       2,412,705
        Holiday Inn Resort Monterey...........................         909,249
        Hilton Hotel Durham...................................         862,403
        Radisson Hotel Arlington Heights......................         842,449
        Wyndham Garden Hotel Marietta.........................         919,179
        DoubleTree Guest Suites Hotel.........................         961,392
        Sheraton Key Largo....................................       2,451,049
        Holiday Inn Corporate Center Phoenix..................       1,549,294
        Hilton Airport Hotel Grand Rapids.....................       1,099,884
                                                                   -----------

          Total (All Hotels)..................................     $26,193,280
                                                                   ===========

     For the three months ended March 31, 1997, the Lessee had pro forma room revenues of $26,193,280 from the Hotels and pro forma total revenues of $35,381,141. Pro forma operating expenses were $23,258,988 and pro forma Participating Lease payments were $12,399,537.

     Pro forma net loss for the period was $277,386.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash to meet its cash requirements, including distributions to stockholders, is its share of the Operating Partnership's cash flow from the Participating Leases. The Lessee's obligations under the Participating Leases are also secured by the pledge of 275,000 OP Units. The Lessee's ability to make rent payments under the Participating Leases and the Company's liquidity, including its ability to make distributions to stockholders, are substantially dependent on the ability of the Lessee, AGHI and other operators and managers to generate sufficient cash flow from the operation of the Hotels.

     During the quarter ended March 31, 1997, the Company completed the 1997 Public Offering, producing net proceeds to the Company of $161.7 million. In addition, on February 11, 1997, the Company increased its Line of Credit from $100 million to $150 million. At March 31, 1997 the Company had $34.2 million in cash and cash equivalents and $1,000 outstanding under the Line of Credit. The Company's borrowing capacity under the Line of Credit is approximately $112 million. Prior to the 1997 Public Offering, the Company had borrowed approximately $76 million to fund the acquisitions of the Days Inn Lake Buena Vista, the Holiday Inn Resort Monterey and the Hilton Hotel Durham, to finance the renovations at the Hotels and for working capital purposes. Substantially all of the borrowings under the Line of Credit were repaid in February 1997 with a portion of the proceeds from the 1997 Public Offering. Borrowings under the Line of Credit bear interest at 30-day, 60-day or 90-day LIBOR (5.69%, 5.72% and 5.77% at March 31, 1997) at the option of the Company, plus 1.85% per annum, payable monthly in arrears or one-half percent in excess of the prime rate. While no definitive agreements with respect to the acquisition of any additional hotels has been entered into, the Company expects that during 1997 additional acquisitions will be completed and funded with borrowings under the Line of Credit or permanent debt or equity financing. The Line of Credit requires the Company to limit consolidated indebtedness (measured at the time the debt is incurred) to no more than 45.0% of the Company's investments in hotels.

     Cash and cash equivalents as of March 31, 1997 were $34,233,988. Restricted cash of $463,283 includes escrow deposits on the Holiday Inn Select Dallas DFW Airport South hotel as required by its loan agreement and an escrow deposit used to pay certain unused facility fees under the Line of Credit. Cash flow from operating activities of the Company was $10,843,791 for three months ended March 31, 1997, which primarily represents the collection of rents under the Participating Leases, less the Company's operating expenses for the period, adjusted for changes in other working capital components. Cash flow used in investing activities during that period in the amount of $79,743,368 resulted from the purchase of and improvements made to the Hotels. Cash flows from financing activities of $99,245,284 during this period was primarily related to the receipt of proceeds from the IPO and borrowings on the Line of Credit, net of principal payments on borrowings and payments for deferred loan costs.

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

     The Company has budgeted $72.6 million to fund capital improvements and renovations at the Hotels. As of March 31, 1997, the Company had spent approximately $24.2 million on capital improvements and renovations and the Company has budgeted to spend approximately $48.4 million of the renovation dollars on the Current Hotels during the remainder of 1997 and 1998. In certain circumstances such capital improvements are being completed in connection with franchisor requirements. The following table describes such renovations and improvements:

                                                                                              REMAINING 1997
                                                         DESCRIPTION OF                          AND 1998
HOTELS:                                              RENOVATION/IMPROVEMENT                   BUDGETED AMOUNT
-------                                              ----------------------                   ---------------
Radisson Hotel Arlington Heights ........Upgrade and renovation of guest rooms and public         $10,700,000
                                         areas as well as addition of approximately 100
                                         guest rooms.
Days Inn Lake Buena Vista ...............Upgrade and renovation of guest rooms and public           4,974,000
                                         areas, including the addition of approximately
                                         9,000 square feet of convention space as well as
                                         the addition of extensive landscaping and
                                         entertainment attractions to hotel exterior in
                                         connection with conversion to the Wyndham Hotel
                                         brand.
Holiday Inn Corporate Center Phoenix ....Upgrade of guest rooms and public areas in                 4,566,000
                                         connection with conversion to the Crowne Plaza
                                         brand.
Sheraton Key Largo ......................Upgrade and renovation of guest rooms, public              3,985,000
                                         areas and exterior in connection with the
                                         conversion to the Westin Resort brand.

                                                                                              REMAINING 1997
                                                         DESCRIPTION OF                          AND 1998
HOTELS:                                              RENOVATION/IMPROVEMENT                   BUDGETED AMOUNT
-------                                              ----------------------                   ---------------
Holiday Inn Resort Monterey .............Upgrade and renovation of guest rooms and public           3,858,000
                                         areas in connection with conversion to the Hilton
                                         Hotel brand.
DoubleTree Guest Suites Atlanta .........Upgrade and renovation of guest rooms, atrium              3,400,000
                                         and public areas as a result of conversion to the
                                         DoubleTree Guest Suites brand.
Le Baron San Jose Airport Hotel .........Upgrade of public areas and guest rooms and                2,831,000
                                         convert ninth floor to concierge floor in
                                         connection with conversion to the Wyndham Hotel
                                         brand.
Wyndham Garden Hotel Marietta ...........Upgrade and renovation of guest rooms, public              2,753,000
                                         areas and restaurant in connection with the
                                         conversion to the Wyndham Hotel brand.
Hilton Hotel Durham .....................Addition of 42 guest rooms and renovation of               2,547,000
                                         guest rooms and public areas.
Holiday Inn Park Center Plaza ...........Upgrade of guest rooms and public areas and                2,030,000
                                         conversion of the ninth floor to ''club'' level in
                                         connection with the conversion to the Crowne
                                         Plaza brand.
Holiday Inn Mission Valley ..............Upgrade of guest rooms and public areas in                 1,603,000
                                         connection with conversion to the Holiday Inn
                                         Select brand.
Wyndham Albuquerque Airport Hotel .......Upgrade of guest rooms and public areas and                1,467,000
                                         convert meeting space to additional guest rooms in
                                         connection with the conversion to the Wyndham
                                         Hotel brand.
Hilton Airport Hotel Grand Rapids .......Upgrade and renovate guest bathrooms and public            1,300,000
                                         areas.
Holiday Inn Select New Orleans           Upgrade of guest rooms and public areas and                  599,000
     International Airport ..............renovation of roof in connection with the conversion to the Holiday Inn Select brand.
Holiday Inn Select Dallas DFW Airport    Upgrade of guest rooms, public areas and hotel               571,000
     South ..............................exterior in connection with the conversion to the
                                         Holiday Inn Select brand.
Hampton Inn Ocean City ..................Upgrade of guest rooms and public areas in                   404,000
                                         connection with the  conversion to the Hampton
                                         Inn brand.
Hilton Hotel Toledo .....................Upgrade of guest rooms and renovation of public              334,000
                                         areas.
Holiday Inn Dallas DFW Airport West      Upgrade of guest rooms and corridors.                        219,000
Crowne Plaza Madison ................... Upgrade of guest rooms, public areas and                     214,000
                                         reservation equipment in connection with the
                                         conversion to the Crowne Plaza brand.
Hotel Maison de Ville ...................Upgrade of selected guest rooms and public areas.             23,000
Hampton Inn Richmond Airport ............Upgrade of public areas and replacement of roof.               8,000
                                                                                                  -----------
                                         All Hotels--Total:                                       $48,386,000
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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits -

     Item No.                   Description
     --------                   -----------

       27.1                     Financial Data Schedule

(b)  Reports on Form 8-K

     A Current Report on Form 8-K/A, dated January 3, 1997, which included Items 2 and 7, "Acquisition or Disposition of Assets" and "Financial statements and Exhibits" with respect to the acquisition of the Days Inn Lake Buena Vista.

     The Company filed a Current Report on Form 8-K dated March 17, 1997 reporting that the Company acquired a portfolio of hotels including the 219-room Wyndham Garden Hotel in Marietta, Georgia; the 200-room Sheraton Key Largo in Key Largo, Florida; and the 155-room French Quarter Suites Hotel in Atlanta, Georgia.

                                  SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated:    May 14, 1997


                              AMERICAN GENERAL HOSPITALITY CORPORATION



                                    By: /s/ Kenneth E. Barr
                                        ----------------------------------------
                                    Kenneth E. Barr
                                    Executive Vice President
                                    Secretary and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)