Form 10-Q
period 1997-06-30
AMERICAN GENERAL HOSPITALITY CORP
filed 1997-08-13
CIK 1012967

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For the Quarter Ended June 30, 1997        Commission File Number 1-11903


                   AMERICAN GENERAL HOSPITALITY CORPORATION
            (Exact Name of Registrant as Specified in its Charter)


          Maryland                                        75-2648842
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)


         5605 MacArthur Blvd., Suite 1200, Irving, Texas          75038
       (Address of Registrant's Principal Executive Office)      (Zip Code)

                                (972) 550-6800
              (Registrant's Telephone Number Including Area Code)


     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days.

                    X    Yes                         No
                ---------                  ----------

          The number of shares of Common Stock, $.01 par value of American General Hospitality Corporation, outstanding on August 12, 1997, was 14,770,110.


                                    1 of 34

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

                                               INDEX
                                                                            PAGE
PART I.  Financial Information

     Item 1  Financial Statements

     AMERICAN GENERAL HOSPITALITY CORPORATION

         Consolidated Balance Sheets - June 30, 1997 (unaudited)
          and December 31, 1996.............................................   3

         Consolidated Statements of Operations for the Six and
          Three Months Ended June 30, 1997 (unaudited)......................   4

         Consolidated Statement of Shareholders' Equity for the Six
          Months Ended June 30, 1997 (unaudited)............................   5

         Consolidated Statement of Cash Flows for the Six Months Ended
          June 30, 1997 (unaudited).........................................   6

         Notes to Consolidated Financial Statements.........................   7

         Pro Forma Consolidated Balance Sheet - June 30, 1997 (unaudited)...  14

         Pro Forma Consolidated Statement of Operations for the
          Six Months Ended June 30, 1997 (unaudited)........................  15

     AGH LEASING, L.P. (the "Lessee")

         Balance Sheet - June 30, 1997 (unaudited)  and December 31, 1996...  16

         Statements of Operations for the Six and Three Months Ended
          June 30, 1997 (unaudited).........................................  17

         Statement of Partners' Deficit for the Six Months Ended
          June 30, 1997 (unaudited).........................................  18

         Statement of Cash Flows for the Six Months Ended June 30,
          1997 (unaudited)..................................................  19

         Notes to Financial Statements......................................  20

         Pro Forma Statement of Operations for the Six Months Ended
          June 30, 1997 (unaudited).........................................  23

     Item 2  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.............................................  24

PART II  Other Information

     Item 4  Submission of Matters to a Vote of Security Holders............  32

     Item 6  Exhibits and Reports on Form 8-K...............................  33

SIGNATURE                                                                     34

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1997 and December 31, 1996

                                                                 June 30,1997
                                                                 (unaudited)    December 31, 1996
                                                                 ------------   -----------------
                        ASSETS
Investment in hotel properties
Land and land improvements....................................   $ 45,079,113        $ 17,287,136
Buildings and improvements....................................    433,736,126         195,294,012
Furniture, fixtures and equipment.............................     31,156,267          11,505,892
Construction in progress......................................     30,141,716          10,861,976
                                                                 ------------        ------------
                                                                  540,113,222         234,949,016

Less:  accumulated depreciation...............................     (9,009,363)         (4,188,198)
                                                                 ------------        ------------
Net investment in hotel properties............................    531,103,859         230,760,818
Cash and cash equivalents.....................................      3,487,475           3,888,281
Restricted cash...............................................        429,092             544,541
Participating Lease receivable - AGH Leasing, L.P.............      6,757,344           3,982,424
Deferred expenses, net........................................      4,650,570           2,986,946
Other assets..................................................        694,959             664,661
Note receivable - Lessee......................................        274,833             287,684
                                                                 ------------        ------------
     Total assets.............................................   $547,398,132        $243,115,355
                                                                 ============        ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Debt..........................................................   $ 36,527,194        $ 19,122,398
Debt, Line of Credit..........................................    170,701,000          57,500,000
Distributions payable.........................................      6,796,616           4,150,729
Accounts payable, trade, accrued expenses and other
   liabilities................................................     10,068,022           5,756,097
Minority interest in Operating Partnership....................     41,577,062          29,125,020
                                                                 ------------        ------------
     Total liabilities........................................    265,669,894         115,654,244
                                                                 ------------        ------------
Commitments and Contingencies (Note 5)

Shareholders' equity:
Common stock $0.01 par value per share, 100,000,000
   shares authorized, 14,657,141 and 8,288,841 shares issued
   and outstanding at June 30, 1997 and December 31, 1996,
   respectively...............................................        146,571              82,888
Additional paid-in capital....................................    284,424,931         128,746,013
Unearned officers' compensation...............................       (806,146)           (850,521)
Distributions in excess of accumulated earnings...............     (2,037,118)           (517,269)
                                                                 ------------        ------------
     Total shareholders' equity...............................    281,728,238         127,461,111
                                                                 ------------        ------------
     Total liabilities and shareholders' equity                  $547,398,132        $243,115,355
                                                                 ============        ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Six and Three Months Ended June 30, 1997
                                  (unaudited)

                                                            Six Months    Three Months
                                                               Ended          Ended
                                                           June 30, 1997  June 30, 1997
                                                           -------------  -------------
Revenues
   Participating Lease revenue...........................    $22,832,233    $13,323,868
   Interest income.......................................        682,644        287,931
                                                             -----------    -----------
     Total revenue.......................................     23,514,877     13,611,799
                                                             -----------    -----------
Expenses
   Depreciation..........................................      4,825,333      2,893,943
   Amortization of deferred loan costs...................        370,732        196,774
   Amortization of franchise fees........................         40,765         22,539
   Amortization of other deferred expenses...............         10,732          5,702
   Real estate and personal property taxes and property
     insurance...........................................      2,618,218      1,368,101
   General and administrative............................        968,466        466,075
   Ground lease expense..................................        602,099        287,637
   Amortization of unearned officers' compensation.......         44,375         22,188
   Interest expense......................................      1,995,176      1,053,176
                                                             -----------    -----------
     Total expenses......................................     11,475,896      6,316,135
                                                             -----------    -----------

Income before minority interest..........................     12,038,981      7,295,664
Minority interest........................................      1,567,225        840,531
                                                             -----------    -----------
Net income applicable to common stockholders.............    $10,471,756    $ 6,455,133
                                                             ===========    ===========
Net income per common share..............................    $      0.79    $      0.44
                                                             ===========    ===========
Weighted average number of shares of Common Stock
   outstanding...........................................     13,267,420     14,657,141
                                                             ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the Six Months Ended June 30, 1997
                                  (unaudited)




                                      Common Stock       Additional     Unearned      Distributions
                                   -------------------    Paid-In       Officers'     in Excess of
                                    Shares     Dollars    Capital      Compensation     Earnings         Total
                                   ---------  --------  ------------   ------------   -----------     ------------
Balance at December 31,
 1996............................  8,288,841  $ 82,888  $128,746,013   $(850,521)     $  (517,269)    $127,461,111

Issuance of common shares,
 net of offering expenses
 and allocation to minority
 interest ($7,332,705)...........  6,368,300    63,683   154,332,763                                   154,396,446

Distributions declared
 March 13, 1997 ($0.4075
 per share)......................                                                      (5,972,785)      (5,972,785)

Distributions declared
 June 15, 1997
   ($0.4075 per share)...........                                                      (6,018,820)      (6,018,820)

Allocation of minority
 interest from the
 issuance of OP Units............                          1,346,155                                     1,346,155

Amortization of unearned
 officers' compensation..........                                         44,375                            44,375

Net income.......................                                                      10,471,756       10,471,756
                                  ----------  --------  ------------   ---------      -----------     ------------
Balance at June 30, 1997......... 14,657,141  $146,571  $284,424,931   $(806,146)     $(2,037,118)    $281,728,238
                                  ==========  ========  ============   =========      ===========     ============

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the Six Months Ended June 30, 1997
                                  (unaudited)

Cash flow from operating activities:
     Net income.............................................................  $  10,471,756
     Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
       Depreciation.........................................................      4,825,333
       Amortization.........................................................        466,604
       Minority interest....................................................      1,567,225
     Changes in assets and liabilities:
       Restricted cash......................................................        115,449
       Participating Lease receivable.......................................     (2,774,920)
       Organization costs and franchise agreements..........................       (248,355)
       Other assets.........................................................        (30,298)
       Accounts payable, trade, accrued expenses and other liabilities......      4,311,925
                                                                              -------------
          Net cash flow provided by operating activities....................     18,704,719
                                                                              -------------
Cash flow from investing activities:
     Purchase of hotel properties...........................................   (255,505,959)
     Improvements and additions to hotel properties.........................    (25,483,914)
     Payments received from Loan to Lessee..................................         12,851
                                                                              -------------
          Net cash flow used in investing activities........................   (280,977,022)
                                                                              -------------
Cash flow from financing activities:
     Proceeds from borrowings...............................................    189,200,000
     Net proceeds from public offering......................................    161,729,151
     Principal payments on borrowings.......................................    (76,323,614)
     Distributions paid - common stockholders...............................     (9,350,488)
     Distributions paid - OP Unit holders...................................     (1,546,052)
     Payments for deferred loan costs.......................................     (1,837,500)
                                                                              -------------
          Net cash flow provided by financing activities....................    261,871,497
                                                                              -------------
Net change in cash and cash equivalents.....................................       (400,806)

Cash and cash equivalents as of December 31, 1996...........................      3,888,281
                                                                              -------------
Cash and cash equivalents as of June 30, 1997                                 $   3,487,475
                                                                              =============

Supplemental disclosures of noncash investing activities:

     On February 28, 1997 the Company assumed $8,218,755 of mortgage indebtedness with the acquisition of the Radisson Hotel Arlington Heights.

     On March 18, 1997 the Company assumed $9,510,654 of mortgage indebtedness with the acquisition of the DoubleTree Guest Suites Hotel.

Supplemental disclosures of noncash financing activities:

     On June 27, 1997, the Company issued 266,301 Class B units of limited partnership interest in American General Hospitality Operating Partnership, L.P. ("OP Units") as part of the purchase of the Hilton Hotel Cocoa Beach. At the time of issuance, the OP Units were valued at $24.20 per unit. On July 16, 1997 these OP Units automatically converted into standard OP Units.

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

     The Company contributed all of the net proceeds of the IPO to AGH GP, Inc. (the "General Partner") and AGH LP, Inc. (the "Limited Partner"), which in turn, contributed such proceeds to American General Hospitality Operating Partnership, L.P. (the "Operating Partnership") in exchange for an approximate 81.3% aggregate equity interest in the Operating Partnership. The General Partner, a wholly owned subsidiary of the Company, owns a 1.0% interest in the Operating Partnership. The Limited Partner, also a wholly owned subsidiary of the Company, owns an approximate 80.3% limited partnership interest in the Operating Partnership.

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

     On February 7, 1997 the Company completed a follow-on primary offering (the "1997 Public Offering") of 5,800,000 shares of its Common Stock. An additional 568,300 shares of Common Stock were issued by the Company on March 7, 1997 upon exercise of the underwriters' over-allotment option. The offering price of all shares sold in the 1997 Public Offering was $27.25 per share, resulting in net proceeds of approximately $161.7 million after deducting offering expenses. All of the net proceeds were contributed to AGH GP, Inc. and AGH LP, Inc., which in turn contributed such proceeds to the Operating Partnership in exchange for an 88.5% aggregate equity interest in the Operating Partnership.

     Subsequent to the IPO, the Company has acquired the following hotels:


ACQUISITION DATE                    HOTEL                      ACQUISITION PRICE
-----------------                   -----                      -----------------

October 22, 1996     490-room Days Inn in Lake Buena Vista,
                      Florida ("Days Inn Lake Buena Vista")       $33.2 million

November 21, 1996    204-room Holiday Inn Resort in Monterey,
                      California ("Holiday Inn Resort Monterey")  $15.8 million

January 8, 1997      152-room Hilton Hotel in Durham, North
                      Carolina ("Hilton Hotel Durham")            $12.4 million

                   AMERICAN GENERAL HOSPITALITY CORPORATION

ACQUISITION DATE                    HOTEL                      ACQUISITION PRICE
-----------------                   -----                      -----------------

February 28, 1997    201-room Radisson Hotel in Arlington         $11.8 million
                      Heights, Illinois
                      ("Radisson Hotel Arlington Heights")

March 17, 1997       219-room Wyndham Garden Hotel in             $17.3 million
                      Marietta, Georgia
                      ("Wyndham Garden Hotel Marietta")

March 17, 1997       200-room Sheraton in Key Largo, Florida      $26.3 million
                      ("Sheraton Key Largo")


March 17, 1997       155-room DoubleTree Guest Suites in          $16.3 million
                      Atlanta, Georgia
                      ("DoubleTree Guest Suites Atlanta")

April 1, 1997        249-room Holiday Inn in Phoenix,             $16.0 million
                      Arizona ("Holiday Inn
                      Corporate Center Phoenix")

April 18, 1997       226-room Hilton Hotel in Grand Rapids,       $16.9 million
                      Michigan ("Hilton Airport Hotel
                      Grand Rapids")

June 20, 1997        215-room Holiday Inn Select Bucks            $21.5 million
                      County in Trevose, Pennsylvania
                      ("Holiday Inn Select Bucks County")

June 25, 1997        742-room Radisson Twin Towers Hotel          $78.6 million
                      in Orlando, Florida
                      ("Radisson Twin Towers Orlando")

June 25, 1997        302-room Marriott West Loop in Houston,      $38.6 million
                      Texas ("Marriott Houston West Loop Hotel") and connecting 256,000 sq. ft. office building ("Houston Office Building")

June 27, 1997        296-room Hilton Hotel in Cocoa Beach,        $22.2 million
                      Florida ("Hilton Hotel Cocoa Beach")

     At June 30, 1997, the Company owned 26 hotels in 16 states consisting of the Initial Hotels and the hotels listed above (collectively the "Hotels"). The Company owned an aggregate 87.1% of the Operating Partnership at June 30, 1997.

     The Company currently leases 25 of the Hotels to AGH Leasing, L.P. ("AGH Leasing") and one hotel, the Radisson Twin Towers Orlando, to Twin Towers Leasing, L.P. ("Twin Towers Leasing") (together with AGH Leasing, the "Lessee") pursuant to 12-year operating leases providing for the payment of participating rent based on the revenues of the Hotels (the "Participating Leases"). AGH Leasing is owned in part by certain executive officers of the Company and AGH Leasing is the 51% sole general partner of Twin Towers Leasing.

     In addition, the Lessee has engaged American General Hospitality, Inc. ("AGHI") to manage 25 of the Hotels pursuant to separate management agreements (the "Management Agreements"). The remaining Hotel, the Wyndham Garden Hotel Marietta, is managed by Wyndham Hotel Corporation.

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

2.  NET INCOME PER COMMON SHARE

                   AMERICAN GENERAL HOSPITALITY CORPORATION

     Net Income per common share for third quarter ended June 30, 1997 is computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is immaterial.

     In February 1997, Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 requires basic EPS to be computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period and diluted EPS to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. Earlier application is not permitted. The impact of the implementation of SFAS 128 on the Company's consolidated financial statements is expected to be immaterial.

3.  DISTRIBUTIONS PAYABLE

     On June 15, 1997, the Company declared a distribution of $0.4075 per share for the second quarter payable on July 30, 1997 to stockholders of record on July 15, 1997.

4.  DEBT OBLIGATIONS

     Mortgage debt outstanding at December 31, 1996 remained outstanding for the second quarter of 1997. The following debt was assumed in connection with the Radisson Hotel Arlington Heights and the DoubleTree Guest Suites Atlanta acquisitions.

                                                                                                Balance
                                                                                             June 30, 1997
                                                                                           ---------------
One year first mortgage note payable in monthly installments of interest only at a fixed rate of 7.5%; maturing on February 28, 1998 at which time a balloon payment of
   $8,218,755 will be due and payable; collateralized by the Radisson Hotel Arlington
   Heights.................................................................................     $8,218,755
First mortgage note payable in monthly installments at a fixed rate of 9.75%; maturing on
   July 1, 2002 at which time a balloon payment of approximately $8,200,000 will be due
   and payable; collateralized by the DoubleTree Guest Suites Atlanta......................     $9,462,799

          Substantially all of the borrowings under the Line of Credit were repaid in February, 1997, with a portion of the proceeds from the 1997 Public Offering. Borrowings have been made subsequently to fund property acquisitions and capital improvements and renovations at the Hotels.

5.  COMMITMENTS AND CONTINGENCIES

     The Company increased its Line of Credit (the "Line of Credit") from $150 million to $300 million on July 24, 1997. The Line of Credit matures on July 31, 1999. At June 30, 1997, there was $170,701,000 outstanding on the Line of Credit. The Line of Credit is with a consortium of banks led by Societe Generale, Southwest Agency and Bank One, Texas, N.A. The Line of Credit is collateralized by, among other things, first mortgage liens on all of the Hotels, other than the Holiday Inn Select Dallas DFW Airport South, the Courtyard by Marriott Meadowlands, the Radisson Hotel Arlington Heights and the DoubleTree Guest Suites Atlanta, which hotels collateralize other indebtedness. Borrowings under the Line of Credit bear interest at 30-day, 60-day or 90-day LIBOR (the "London Interbank Offered Rate") plus 1.75% per annum, 7.44% at June 30, 1997, payable monthly in arrears or one-half percent in excess of the prime rate, at the option of the Company.

     Franchise costs represent the annual expense for franchise royalties and reservation services under the terms of hotel franchise agreements which expire from 1998 to 2013. Franchise costs are based upon varying percentages of gross

                   AMERICAN GENERAL HOSPITALITY CORPORATION room revenue ranging from 1.0% to 5.0%. These fees are paid by the Lessee. No franchise costs were incurred for the Hotel Maison de Ville.

     Twenty-five of the hotels are managed by AGHI on behalf of the Lessee. The Lessee pays AGHI a base management fee of 1.5% of total revenue and an incentive fee of up to 2.0% of total revenue. The incentive fee, if applicable, is equal to 0.025% of annual total revenue for each 0.1% increase in annual total revenue over the total revenues for the preceding twelve month period up to the maximum incentive fee. The remaining hotel, the Wyndham Garden Hotel Marietta, is managed by Wyndham Hotel Corporation under a similar agreement.

     Each hotel, except the Hotel Maison de Ville, is required to remit varying percentages of gross room revenues ranging from 1.0% to 5.0% to the various franchisors for sales and advertising expenses incurred to promote the hotel at the national level. Additional sales and advertising costs are incurred at the local property level. These fees are paid by the Lessee.

     The Company entered into an agreement for a license and an association membership with one of the sellers of the Days Inn Lake Buena Vista which the Company immediately assigned to the Lessee. Commencing January 1998, in connection with the license and the association membership, the Lessee is required to pay recurring association fees including a base monthly fee equal to 1.0% of the prior month's gross room revenues generated at the hotel, and an additional fee of 0.5% to 1.0% of gross monthly revenues if the trailing twelve month's gross room revenues at the hotel exceed a threshold of approximately $13 million, (subject to increase based on the percentage increase in the CPI). In addition, the Lessee is obligated to pay a recurring royalty for the African royal safari theme equal to an amount which ranges from 10% to 25% of net operating income in excess of $6 million (subject to adjustment if the Operating Partnership invests more than $40 million in the hotel). The Lessee is also obligated to pay a marketing assistance fee equal to .25% of gross room revenues. The marketing and association fees are not expected to exceed 2.25% of gross room revenues for any twelve-month period. The association membership agreement terminates in October 2008; the Lessee is obligated to pay liquidated damages if the agreement is terminated earlier.

Participating Leases

     The Lessee has future lease commitments to the Company under the Participating Leases which expire from July 2008 to June 2009. Minimum future rental income (i.e., base rents) under these noncancellable Participating Leases at June 30, 1997 is as follows:

                YEAR              AMOUNT
                ----              ------
        Remainder of 1997....   $ 24,435,104
        1998.................     50,908,816
        1999.................     52,691,684
        2000.................     54,534,872
        2001 and thereafter..    450,118,688
                                ------------
                  Total......   $632,689,164
                                ============

     At June 30, 1997, the Lessee owed the Company $6,757,344 for such base and Participating Lease rent which was paid by the Lessee in July, 1997.

     Under the Participating Leases, the Company is obligated to pay the costs of real estate and personal property taxes, property insurance and maintaining underground utilities and structural elements of the Initial Hotels. Additionally, the Company is required to establish annual minimum reserves equal to 4.0% of total revenue for each of the Hotels which will be utilized by the Lessee for the replacement and refurbishment of furniture, fixtures & equipment ("FF&E") and other capital expenditures to enhance the competitive position of the Hotels. At June 30, 1997, actual capital expenditures were greater than the amount required to be reserved.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

Ground Leases

     Four of the Hotels are subject to ground leases with third parties with respect to the land underlying each such hotel and the Sheraton Key Largo has a ground lease related to the bay bottom area fronting the property. The ground leases are triple net leases which require the tenant to pay all expenses of owning and operating the hotel, including real estate taxes and structural maintenance and repair.

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

     The Wyndham Albuquerque Airport Hotel is subject to a ground lease with respect to approximately 10 acres. The ground lease terminates in December 2013, with two five-year options to renew. The lease requires a fixed rent payment equal to $19,180 per year subject to annual consumer price index adjustment and a percentage rent payment equal to 5.0% of gross room revenues, 3.0% of gross receipts from the sale of alcoholic beverages, 2.0% of gross receipts from the sale of food and non-alcoholic beverages and 1.0% of gross receipts from the sale of other merchandise or services. The lease also provides the landlord with the right, subject to certain conditions, to require the Company, at its expense, to construction 100 additional hotel rooms if the occupancy rate at the hotel is 85.0% or more for 24 consecutive months and to approve any significant renovations scheduled at the hotel. The occupancy rate at the Wyndham Albuquerque Airport Hotel for the twelve months ended June 30, 1997 was 74.1%.

     The Hilton Hotel Toledo is subject to a ground lease with respect to approximately 8.8 acres. The ground lease terminates in June 2026, with four successive renewal options, each for a ten-year term. The lease requires annual rent payments equal to $25,000, increasing to $50,000 or $75,000 if annual gross room revenues exceed $3.5 million or $4.5 million, respectively.

     The Wyndham Airport Hotel San Jose is subject to a ground sublease with respect to approximately 5.3 acres, which in turn is subject to a ground lease covering a larger tract of land. The sublease terminates in 2022, with one 30-year option to renew. The sublease requires the greater of a fixed minimum annual rent of $75,945 (increasing to an annual minimum rent of $100,000 if the option is exercised) or, in the aggregate, 4.0% of gross room revenues, 2.0% of gross food receipts, and 3.0% of gross bar and miscellaneous operations receipts. The sublease also provides the sublessor with the right to approve any significant renovations scheduled at the hotel.

     The Sheraton Key Largo is subject to a ground lease with respect to 42,500 square feet of off-shore bay bottom land in the Florida Bay on which a commercial marina is operated pursuant to a lease from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida, as Lessor. The lease terminates in May 2021 and requires an annual lease fee of approximately $3,100.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

     Minimum future rental payments for the ground leases to be paid by Company at June 30, 1997 are as follows:

              YEAR                  AMOUNT
              ----                  ------
        Remainder of 1997.....   $  135,063
        1998..................      270,125
        1999..................      270,125
        2000..................      270,125
        2001 and thereafter...    7,970,130
                                 ----------
                    Total.....   $8,915,568
                                 ==========

6.  AGH PREDECESSOR HOTELS INFORMATION

     Pursuant to SEC regulations which require the presentation of corresponding periods of the preceding year's quarter financial information, the following information represents condensed combined balance sheet information as of June 30, 1996 and condensed combined statements of operations for the six and three months ended June 30, 1996 and cash flows information for the six months ended June 30, 1996 of AGH Predecessor Hotels which is considered to be the predecessor of the Company.

        AGH PREDECESSOR HOTELS

Balance Sheet Information:                              JUNE 30, 1996
                                                        --------------
   Investments in hotel properties, net                   $22,811,252
   Cash and cash equivalents...........                     1,222,879
   Total assets........................                    25,690,122
   Debt................................                    20,142,499
   Total liabilities...................                    21,124,573
   Total equity........................                     4,565,549


                                          SIX MONTHS    THREE MONTHS
                                             ENDED          ENDED
Statements of Operations Information:    JUNE 30, 1996  JUNE 30, 1996
                                         -------------  -------------
   Room revenue........................     $5,770,451    $ 3,145,837
   Other revenue.......................      1,407,300        724,519
                                            ----------    -----------
     Total revenue.....................      7,177,751      3,870,356

   Hotel operating expenses............      4,817,866      2,564,210
   Depreciation and amortization.......        552,917        247,984
   Interest expense....................        943,540        486,394
   Other expenses......................        367,586        204,532
                                            ----------    -----------
    Net income.........................     $  495,842    $   367,236
                                            ==========    ===========

                   AMERICAN GENERAL HOSPITALITY CORPORATION

                                                         SIX MONTHS
                                                            ENDED
Statement of Cash Flows Information:                    JUNE 30, 1996
                                                        -------------
   Net cash provided by operating activities...........   $   368,701
   Net cash used in investing activities...............   $  (913,509)
   Net cash provided by financing activities...........   $   910,079


7.  SUBSEQUENT EVENTS

     On July 14, 1997, as part of the terms of the strategic alliance between Wyndham Hotel Corporation ("Wyndham") and the Company, Wyndham purchased 112,969 shares of restricted common stock (the "Wyndham Shares") at a negotiated price of $22.13 per share. The shares were purchased in connection with the conversion of the LeBaron Airport Hotel to the Wyndham Airport Hotel San Jose.

8.  PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma consolidated balance sheet as of June 30, 1997 and the unaudited pro forma consolidated statement of operations for the six months ended June 30, 1997 are presented as if the acquisition of the 26 Hotels owned as of June 30, 1997, the IPO, the 1997 Public Offering, the two increases to the Line of Credit and the Wyndham Shares had occurred on January 1, 1997 and all of the Hotels had been leased to the Lessee pursuant to the Participating Leases. Such pro forma information is based in part upon the Statement of Operations of the Lessee included elsewhere in this Quarterly Report on Form 10-Q. Such information should be read in conjunction with the financial statements listed in the Index on page 2.

     In management's opinion, all adjustments necessary to reflect the effects of the transactions previously described have been made. The pro forma information does not purport to present what actual results of operations would have been if the acquisitions and the consummation of the IPO had occurred on such date or to project results for any future period.

                    AMERICAN GENERAL HOSPITALITY CORPORATION
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                 June 30, 1997
                                  (unaudited)

                                                 COMPANY        WYNDHAM      PRO FORMA
                                                HISTORICAL      SHARES     BALANCE SHEET
                                              -------------   -----------  -------------
ASSETS

Investment in hotel properties, net.........   $531,103,859                 $531,103,859
Cash and cash equivalents...................      3,487,475    $2,500,004      5,987,479
Restricted cash.............................        429,092                      429,092
Accounts receivable, net....................      6,757,344                    6,757,344
Deferred expenses, net......................      4,650,570                    4,650,570
Other assets................................        694,959                      694,959
Notes receivable - Lessee...................        274,833                      274,833
                                               ------------    ----------   ------------
     Total assets...........................   $547,398,132    $2,500,004   $549,898,136
                                               ============    ==========   ============
LIABILITIES AND SHAREHOLDERS'
 EQUITY

Debt........................................   $ 36,527,194                 $ 36,527,194
Debt, Line of Credit........................    170,701,000                  170,701,000
Distributions payable.......................      6,796,616                    6,796,616
Accounts payable, trade, accrued
  expenses and other liabilities............     10,068,022                   10,068,022
Minority interest in Operating Partnership..     41,577,062        60,856     41,637,918
                                               ------------    ----------   ------------
     Total liabilities......................    265,669,894    $   60,856    265,730,750
                                               ------------    ----------   ------------
SHAREHOLDERS' EQUITY:

Common Stock................................        146,571         1,130        147,701
Additional paid-in capital..................    284,424,931     2,438,018    286,862,949
Unearned officers' compensation.............       (806,146)                    (806,146)
Earnings in excess of distributions.........     (2,037,118)                  (2,037,118)
                                               ------------    ----------   ------------
     Total shareholders' equity.............    281,728,238     2,439,148    284,167,386
                                               ------------    ----------   ------------
     Total liabilities and shareholders'
       equity...............................   $547,398,132    $2,500,004   $549,898,136
                                               ============    ==========   ============



  The accompanying notes are an integral part of these financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    For the Six Months Ended June 30, 1997
                                  (unaudited)

                                          HISTORICAL
                                          SIX MONTHS
                                            ENDED       PRO FORMA      COMBINED
                                        JUNE 30, 1997  ADJUSTMENTS     PRO FORMA
                                        -------------  ------------   -----------
Revenues
   Participating lease revenue........    $22,832,233   $13,549,661   $36,381,894
   Office building rental income......                    1,134,582     1,134,582
   Interest income....................        682,644                     682,644
                                          -----------   -----------   -----------
          Total revenue...............     23,514,877    14,684,243    38,199,120
                                          -----------   -----------   -----------
Expenses
   Depreciation.......................      4,825,333     3,681,663     8,506,996
   Amortization.......................        422,229        14,855       437,084
   Real estate and personal property
     taxes and property insurance.....      2,618,218     1,270,047     3,888,265
   Office building operating expense..                      658,611       658,611
   General and administrative.........        968,466                     968,466
   Ground lease expense...............        602,099                     602,099
   Amortization on unearned
     officers' compensation...........         44,375                      44,375
   Interest expense...................      1,995,176     6,262,848     8,258,024
                                          -----------   -----------   -----------
          Total expenses..............     11,475,896    11,888,024    23,363,920
                                          -----------   -----------   -----------

Income before minority interest.......     12,038,981     2,796,219    14,835,200
Minority interest.....................      1,567,225                   1,895,938
                                          -----------                 -----------

Net income applicable to common
   shareholders.......................    $10,471,756                 $12,939,262
                                          ===========                 ===========
Per common share information:
Net income per common share...........    $      0.79                 $      0.88
                                          ===========                 ===========
Weighted average number of shares
   of Common Stock outstanding........     13,267,420                  14,770,110
                                          ===========                 ===========


  The accompanying notes are an integral part of these financial statements.

                               AGH LEASING, L.P.
                          CONSOLIDATED BALANCE SHEET
                      June 30, 1997 and December 31, 1996

                                                                                  June 30, 1997   December 31,
                                                                                   (unaudited)        1996
                                                                                   -----------    -----------
                                    ASSETS

Investments in hotel properties, at cost
     Furniture, fixtures and equipment.........................................    $   320,000    $   315,000
     Less accumulated depreciation.............................................        (57,750)       (26,250)
                                                                                   -----------    -----------
Net investment in hotel properties.............................................        262,250        288,750
Cash and cash equivalents......................................................      8,214,516      5,673,232
Accounts receivable, net of allowance for doubtful accounts of $19,341.........      5,601,381      2,822,936
Inventories....................................................................        893,716        448,234
Prepaid expenses...............................................................      1,075,331        553,400
Deferred expenses..............................................................        179,902        194,287
Other assets...................................................................        277,867         47,985
                                                                                   -----------    -----------
          Total assets.........................................................    $16,504,963    $10,028,824
                                                                                   ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, trade........................................................    $ 1,971,764    $ 1,054,902
Participating Lease payable, American General Hospitality Operating
 Partnership, L.P..............................................................      6,757,344      3,979,242
Note payable to American General Hospitality Operating Partnership, L.P........        274,833        287,684
Accrued expenses and other liabilities.........................................      6,961,508      4,198,035
Deferred income................................................................      1,350,002        730,000
                                                                                   -----------    -----------
          Total liabilities....................................................     17,315,451     10,249,863
                                                                                   -----------    -----------
Commitments and contingencies (Notes 1 and 2)
Partners' capital..............................................................        500,000        500,000
Accumulated deficit............................................................     (1,310,488)      (721,039)
                                                                                   -----------    -----------
          Total partners' deficit..............................................       (810,488)      (221,039)
                                                                                   -----------    -----------
          Total liabilities and partners' deficit..............................    $16,504,963    $10,028,824
                                                                                   ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AGH LEASING, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Six and Three Months Ended March 31, 1997
                                  (unaudited)


                                                Six Months     Three Months
                                                  Ended           Ended
                                              June 30, 1997   June 30, 1997
                                              -------------   -------------
Revenue

     Room revenue...........................    $48,520,357     $29,054,389
     Food and beverage revenue..............     12,890,419       7,693,175
     Other revenue..........................      3,009,742       1,703,889
                                                -----------     -----------
          Total revenue.....................     64,420,518      38,451,453
                                                -----------     -----------
Expenses

     Property operating costs and expenses..     12,989,007       7,648,715
     Food and beverage costs and expenses...     10,344,888       6,105,576
     General and administrative.............      5,983,471       3,508,183
     Advertising and promotion..............      4,498,429       2,677,840
     Repairs and maintenance................      2,519,364       1,487,271
     Utilities..............................      2,699,700       1,551,809
     Management fees........................      1,305,473       1,222,619
     Franchise costs........................      1,692,510       1,016,362
     Depreciation...........................         31,500          15,750
     Amortization...........................         20,301          10,249
     Interest expense.......................         14,063           6,871
     Other expense..........................         79,028          58,282
     Participating Lease expenses...........     22,832,233      13,323,868
                                                -----------     -----------
          Total expenses....................     65,009,967      38,633,395
                                                -----------     -----------
          Net loss..........................    $  (589,449)    $  (181,942)
                                                ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AGH LEASING, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                    For the Six Months Ended June 30, 1997
                                  (unaudited)


Balance at December 31, 1996.................   $(221,039)

Net loss.....................................    (589,449)
                                                ---------

Balance at June 30, 1997.....................   $(810,488)
                                                =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AGH LEASING, L.P.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the Six Months Ended June 30, 1997
                                  (unaudited)


Cash flow from operating activities:
     Net loss....................................................................................  $  (589,449)
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation.............................................................................       31,500
        Amortization.............................................................................       20,301
        Changes in assets and liabilities:
          Accounts receivable....................................................................   (2,778,445)
          Inventories............................................................................     (445,482)
          Prepaid expenses.......................................................................     (521,931)
          Deferred expenses......................................................................       (5,916)
          Other assets...........................................................................     (229,882)
          Accounts payable, trade................................................................      916,862
          Participating Lease payable, American General Hospitality Operating Partnership, L.P...    2,778,102
          Accrued expenses and other liabilities.................................................    2,763,473
          Deferred income........................................................................      620,002
                                                                                                   -----------
          Net cash provided by operating activities:.............................................    2,559,135

Cash flow from investing activities:
     Improvements and additions to hotel properties..............................................       (5,000)
                                                                                                   -----------

Cash flows from financing activities:
     Principal payments on borrowings............................................................      (12,851)
                                                                                                   -----------

Net change in cash and cash equivalents..........................................................    2,541,284
Cash and cash equivalents at beginning of period.................................................    5,673,232
                                                                                                   -----------

Cash and cash equivalents at end of period.......................................................  $ 8,214,516
                                                                                                   ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest....................................................  $    14,063
                                                                                                   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AGH LEASING, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization

     AGH Leasing, L.P. ("AGH Leasing"), is a Delaware limited partnership which was formed on May 29, 1996 and commenced operations on July 31, 1996. AGH Leasing is owned in part by certain executive officers of American General Hospitality Corporation (the "Company") and American General Hospitality, Inc. ("AGHI"). AGH Leasing leases 25 of the 26 hotels (the "Hotels") owned by American General Hospitality Operating Partnership, L.P. (the "Operating Partnership") at June 30, 1997 pursuant to operating leases ("Participating Leases") which provide for rent based on the revenues of the Hotels.

     Twin Towers Leasing, L.P. ("Twin Towers Leasing") (together with AGH Leasing, the "Lessee") leases the remaining Hotel, the Radisson Twin Towers Orlando, pursuant to a Participating Lease which is substantially similar in form to the other Participating Leases. Twin Towers Leasing is a Florida limited partnership which was formed on June 1, 1997 and commenced operations on June 25, 1997. AGH Leasing is the 51% sole general partner of Twin Towers Leasing. The remaining 49% is owned by Regent Carolina Corporation ("Regent"), an affiliate of the selling entity. Based on the partnership agreement, Regent is allocated 100% of any losses generated by Twin Towers Leasing up to their capital contribution of $3 million. The operations of Twin Towers Leasing are consolidated with the operations of AGH Leasing for financial statement purposes.

     The consolidated financial statements of the Lessee include the results of operations of the hotels leased from the Operating Partnership due to the Lessee's control over the operations of the hotels during the 12 year term of the Participating Leases. The Lessee has complete discretion in establishing room rates and all rates for hotel goods and services. Likewise, all operating expenses of the hotels are under the control of the Lessee. The Lessee has the right to manage or to enter into management contracts with other parties to manage the hotels. If the Lessee elects to enter into management contracts with parties other than American General Hospitality, Inc., the Lessee must obtain the prior written consent of the Operating Partnership, which consent may not be unreasonably withheld. The Lessee has entered into management agreements pursuant to which twenty-five of the Hotels are managed by AGHI and the remaining Hotel is managed by Wyndham Hotel Corporation.

     The Lessee's results of operations are seasonal. The aggregate room revenues in the second and third quarters of each fiscal year may be higher than room revenues in the first quarter and fourth quarter of each fiscal year. Consequently, the Lessee may have net income in some quarters and may have net losses in other quarters of the same year.

     Upon consummation of the Company's Initial Public Offering (the "IPO"), the partners of AGH Leasing capitalized AGH Leasing with $500,000 cash and pledged 275,000 units of limited partnership interest in the Operating Partnership ("OP Units") to the Company to collateralize the Lessee's obligations under the Participating Leases. Twin Towers Leasing was capitalized with $3 million by the 49% limited partner upon commencement of operations.

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

2.   COMMITMENTS AND CONTINGENCIES

     Franchise costs represent the annual expense for franchise royalties and reservation services under the terms of hotel franchise agreements which expire from 1998 to 2013. Franchise costs are based upon varying percentages of gross room revenue ranging from 1.0% to 5.0%. These fees are paid by the Lessee. No franchise costs were incurred for the Hotel Maison de Ville.

                               AGH LEASING, L.P.

     Twenty-five of the Hotels are managed by AGHI on behalf of the Lessee. The Lessee pays AGHI a base management fee of 1.5% of total revenue and an incentive fee of up to 2.0% of total revenue. The incentive fee, if applicable, is equal to 0.025% of annual total revenue for each 0.1% increase in annual total revenue over the total revenues for the preceding twelve month period up to the maximum incentive fee.

     The remaining Hotel, the Wyndham Garden Hotel Marietta, is managed by Wyndham Hotel Corporation ("Wyndham") on behalf of the Lessee. The Lessee pays Wyndham a base management fee equal to 1.5% of gross revenues at the Hotel plus an incentive management fee of up to 1.5% of gross revenues. The incentive fee, if applicable, will be earned if gross revenues exceed certain year over year thresholds.

     Each hotel, except the Hotel Maison de Ville, is required to remit varying percentages of gross room revenue ranging from 1.0% to 5.0% to the various franchisors for sales and advertising expenses incurred to promote the hotel at the national level. Additional sales and advertising costs are incurred at the local property level. These fees are paid by the Lessee.

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

     The Lessee has future lease commitments to the Company under the Participating Leases which have various expiration dates between July 2008 to June 2009. The Participating Lease expenses are based on percentages of room revenues, food and beverage revenues and telephone and other revenues. The departmental revenue thresholds in the Participating Leases are seasonally adjusted for interim periods and the Participating Lease formulas are adjusted effective January 1, 1997 by a percentage equal to the percentage increase in the Consumer Price Index plus .75% as compared to the prior year. Additionally, several of the Hotels will have further adjustments to the Participating Lease formulas due to the significant renovations expected to be completed in those hotels in 1997. Minimum future rental expense (i.e. base rents) under these noncancellable Participating Leases is as follows:

        YEAR                                       AMOUNT
        ----                                       ------
        Remainder of 1997.....................  $ 24,435,104
        1998..................................    50,908,816
        1999..................................    52,691,684
        2000..................................    54,534,872
        2001 and thereafter...................   450,118,688
                                                ------------
                  Total.......................  $632,689,164
                                                ============


     Five of the Hotels are subject to ground leases with third parties with respect to the land underlying each such hotel. The ground leases are triple net leases which require the tenant to pay all expenses of owning and operating the hotel, including real estate taxes and structural maintenance and repair. The Company is responsible for payments under the ground leases.

                               AGH LEASING, L.P.

3.  PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma statement of operations for the six months ended June 30, 1997 is presented as if the acquisition of the 26 Hotels owned as of June 30, 1997, the IPO had occurred at the beginning of the period presented and all of the Hotels had been leased to the Lessee pursuant to the Participating Leases. Such pro forma information is based in part upon the Statement of Operations of the Lessee included elsewhere in this Quarterly Report on Form 10-Q. Such information should be read in conjunction with the financial statements listed in the Index on page 2.

     In management's opinion, all adjustments necessary to reflect the effects of the transactions previously described have been made. The pro forma information does not purport to present what actual results of operations would have been if the acquisitions and leasing to the Lessee had occurred on such date or to project results for any future period.

                               AGH LEASING, L.P.

                       PRO FORMA STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 1997

                                                                          MANAGEMENT
                                                             PRO FORMA        FEE        COMBINED
                                             HISTORICAL     ADJUSTMENTS   ADJUSTMENT     PRO FORMA
                                             -----------    -----------   ----------     -----------
Revenue

   Room revenue...........................   $48,520,357    $25,705,067                $ 74,225,424
   Food and beverage revenue..............    12,890,419      9,163,567                  22,053,986
   Other revenue..........................     3,009,742      1,651,882                   4,661,624
                                             -----------    -----------      -------   ------------
          Total revenue...................    64,420,518     36,520,516                 100,941,034
                                             -----------    -----------      -------   ------------
Expenses

   Property operating costs and expenses..    12,989,007      6,275,280                  19,264,287
   Food and beverage costs and expenses...    10,344,888      6,298,355                  16,643,243
   General and administrative.............     5,983,471      2,718,131                   8,701,602
   Advertising and promotion..............     4,498,429      2,362,637                   6,861,066
   Repairs and maintenance................     2,519,364      1,698,630                   4,217,994
   Utilities..............................     2,699,700      1,453,801                   4,153,501
   Management fees........................     1,305,473      1,049,217      $(6,973)     2,347,717
   Franchise costs........................     1,692,510        957,253                   2,649,763
   Depreciation...........................        31,500                                     31,500
   Amortization...........................        20,301                                     20,301
   Interest expense.......................        14,063                                     14,063
   Other expense..........................        79,028        170,085                     249,113
   Participating Lease expense............    22,832,233     13,549,661                  36,381,894
                                             -----------    -----------      -------   ------------
          Total expenses..................    65,009,967     36,533,050       (6,973)   101,536,044
                                             -----------    -----------      -------   ------------
          Net income (loss)...............   $  (589,449)   $   (12,534)     $ 6,973   $   (595,010)
                                             ===========    ===========      =======   ============

   The accompanying notes are an integral part of these financial statements

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

     The following should be read in conjunction with the Company's consolidated financial statements included elsewhere in this report. Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under the Private Securities Reform Act of 1995 and the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Although the Company believes that such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.

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

     On June 24, 1997, the Company increased its Line of Credit from $150 million to $300 million and improved the terms of the Line of Credit Agreement. The interest rate on the increased facility decreased from 1.85 percent over LIBOR to 1.75 percent over LIBOR and the advance rate increased from 40% of the qualified borrowing base to 50% of the qualified borrowing base, subject to other financial ratio tests and limitations.

     Consistent with the Company's acquisition strategy, the Company has acquired the following hotels since the IPO for the purchase prices (including closing costs) set forth below:

     Days Inn Lake Buena Vista.......................  $           33,150,000
     Holiday Inn Resort Monterey.....................              15,790,000
     Hilton Hotel Durham.............................              12,400,000
     Radisson Hotel Arlington Heights................              11,818,755
     Wyndham Garden Hotel Marietta...................              17,300,000
     Sheraton Key Largo..............................              26,375,000
     DoubleTree Guest Suites Atlanta.................              16,300,000
     Holiday Inn Corporate Center Phoenix............              16,000,000
     Hilton Airport Hotel Grand Rapids...............              16,900,000
     Holiday Inn Select Bucks County.................              21,455,000
     Radisson Twin Towers Orlando....................              78,566,186
     Marriott Houston West Loop and office building..              38,615,193
     Hilton Hotel Cocoa Beach........................              22,200,000
                                                       ----------------------
               Total.................................  $          326,870,134
                                                       ======================

     In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership can operate hotels. The Operating Partnership leases the Hotels to the Lessee for terms of twelve years pursuant to separate Participating Leases providing for the payment of base rent and participating rent. The principal source of revenue for the Operating Partnership and the Company is lease payments paid by the Lessee under the Participating Leases. The Lessee's ability to make payments to the Operating Partnership under the Participating Leases is dependent on the ability of the Lessee, AGHI and any other lessees or operators to generate cash flow from the operations of the Hotels. The Lessee has entered into management agreements whereby 25 of the Hotels are managed by AGHI and the remaining Hotel is managed by Wyndham Hotel Corporation. The management agreements are for a period of twelve years from the date each Hotel was acquired.


RESULTS OF OPERATIONS

Actual for the Six Months Ended June 30, 1997

     For the six months ended June 30, 1997, the Company had revenues of $23,514,877 consisting of Participating Lease revenue of $22,832,233 and interest income of $682,644. The interest income earned was primarily from the excess cash from the Company's 1997 Public Offering and from excess cash balances of the Company's subsidiaries. Depreciation expense for the six months was $4,825,333 reflecting the additional depreciation expense related to the Company's recent property acquisitions. Amortization expense was comprised of deferred financing costs related to the Company's Line of Credit and the two subsequent increases to the Line of Credit of $370,732, franchise transfer fees of $40,765, other deferred expenses, such as organization costs, of $10,732 and amortization relating to the restricted stock grants issued at the IPO of $44,375. Real estate and personal property taxes and insurance for the six month period was $2,618,218. The Company reported $1,995,176 of interest expense for the period which consists of $609,810 attributable to the indebtedness on the Holiday Inn Select Dallas DFW Airport South, $193,253 attributable to the indebtedness on the Courtyard by Marriott Meadowlands, $212,318 attributable to the indebtedness on the Radisson Hotel Arlington Heights, $263,894 attributable to the indebtedness on the DoubleTree Guest Suites Atlanta and $715,901 attributable to the borrowings on the Line of Credit. The Line of Credit balance outstanding at December 31, 1996 and the additional borrowings made before the Company's 1997 Public Offering were substantially repaid with the net proceeds from the 1997 Public Offering. The Company has subsequently borrowed approximately $171 million to fund property acquisitions, renovations and working capital needs. The minority interest in income for the period was $1,567,225. The resulting net income applicable to the common stockholders was $10,471,756 or $0.79 per share.

     The Company believes that the hotels it acquires will generally experience increases in revenues (and accordingly, provide the Company with increases in Participating Lease revenues) after the completion of the renovation and conversion process; however, as individual hotels undergo such renovations, their performance has been, and is expected to continue to be adversely affected by such temporary factors as rooms out of service and disruptions of hotel operations. (A more detailed discussion of hotel revenue is contained in "The Lessee - Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Actual for the Three Months Ended June 30, 1997

     For the three months ended June 30, 1997, the Company had revenues of $13,611,799 consisting of Participating Lease revenue of $13,323,868 and interest income of $287,931. The interest income earned was primarily from the excess cash remaining from the Company's 1997 Public Offering and from excess cash balances of the Company's subsidiaries. Depreciation expense for the three months was $2,893,943. Amortization expense was comprised of deferred financing costs related to the Company's Line of Credit and the two subsequent increases to the Line of Credit of $196,774, franchise transfer fees of $22,539, other deferred expenses such as organization costs of $5,702 and amortization relating to the restricted stock grants issued at the IPO of $22,188. Real estate and personal property taxes and insurance for the three month period was $1,368,101. The Company reported interest expense for the quarter of $1,053,176 which consists of $304,111 attributable to the indebtedness on the Holiday Inn Select DFW Airport South, $93,179 attributable to the indebtedness on the Courtyard by Marriott Meadowlands, $160,951 attributable to the indebtedness on the Radisson Hotel Arlington Heights, $231,436 attributable to the indebtedness on the DoubleTree Guest Suites Atlanta and $263,499 attributable to the borrowings on the Line of Credit. During the quarter, the Company borrowed approximately $171 million to fund property acquisitions, renovations and working capital. The minority interest in income for the period was $840,531. The resulting net income applicable to the common stockholders was $6,455,133 or $0.44 per share

Pro Forma for the Six Months Ended June 30, 1997

     Pro forma revenues for the six months ended June 30, 1997 would have been $38,199,120 consisting of Participating Lease revenue of $36,381,894, interest income of $682,644 earned on excess cash balances and office building rental income of $1,134,582. The office building rental income is related to the office building connected to the Marriott West Loop Hotel which was acquired on June 25, 1997. The office building is currently 68% occupied with two major leases in the process of being negotiated. The office building, which is not part of the Company's business strategy, is not intended to be a long-term asset.

     Pro forma expenses for the period consist of: depreciation expense of $8,506,996; real estate and personal property taxes and insurance of $3,888,265; general and administrative expense of $968,466; ground lease expense of $602,099; amortization expense of $481,459 and office building operating expense of $658,611. Also included in pro forma expense is interest expense of $8,258,024 relating to the Line of Credit and mortgage indebtedness assumed relating to: the Holiday Inn Select DFW Airport South; the Courtyard by Marriott Meadowlands; the Radisson Hotel Arlington Heights; and the DoubleTree Guest Suites Atlanta.

Funds From Operations

     Actual Funds From Operations for the six months and three months ended June 30, 1997, calculated using the NAREIT definition of Funds From Operations, was $14,668,931 and $9,015,666, respectively which is the sum of net income applicable to common stockholders and the Company's share of depreciation.

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

     The following is a reconciliation of net income applicable to common stockholders to Funds From Operations and illustrates the difference in the two measures of operating performance:

                                         HISTORICAL      PRO FORMA
                                         SIX MONTHS     SIX MONTHS
                                            ENDED          ENDED
                                        JUNE 30, 1997  JUNE 30, 1997
                                        -------------  -------------
Net income applicable to common
   stockholders.......................    $10,471,756    $12,939,262
Depreciation (Company share)..........      4,197,175      7,420,200
                                          -----------    -----------
Funds From Operations.................    $14,668,931    $20,359,462
                                          ===========    ===========
Weighted Average Number of shares of
   Common Stock Outstanding...........     13,267,420     14,770,110


THE LESSEE

     The "Lessee" refers to the consolidated operations of AGH Leasing and Twin Towers Leasing. Twin Towers Leasing commenced operations on June 25, 1997 with the acquisition of the Radisson Twin Towers Hotel in Orlando, Florida. Twin Towers Leasing is owned 51% by AGH Leasing, which is the sole general partner, and 49% by Regent Carolina Corporation, which is an affiliate of the selling entity and the sole limited partner. Regent Carolina Corporation is allocated 100% of the losses of Twin Towers Leasing up to their capital contribution of $3 million.

Actual for the Six Months Ended June 30, 1997

     For the six months ended June 30, 1997 the Lessee's revenues were $64,420,518 consisting of room revenues of $48,520,357, food and beverage revenues of $12,890,419 and other revenues of $3,009,742.

     Participating Lease payments and property operating costs and expenses were $22,832,233 and $42,177,734, respectively. The resulting net loss for the period was $589,449.

     Certain Hotels are performing below the Company's expectations and below last year's performance due to increased market supply, disruptions in operations due to renovations and capital improvements and a slower than expected improvements in operations created by the renovations and rebranding process. Hotels which have completed the renovation process are reflecting marked improvements in operations. The Company expects these trend to continue for the remainder of the current year and into the following year.

Actual for the Three Months Ended June 30, 1997

     For the three months ended June 30, 1997 the Lessee's revenues were $38,451,453 consisting of room revenues of $29,054,389, food and beverage revenues of $7,693,175 and other revenues of $1,703,889.

     Participating Lease payments and property operating costs and expenses were $13,323,868 and $25,309,527, respectively. The resulting net loss for the period was $181,942.

                         Summary Operational Highlights

                                                    Second Quarter
                                             ----------------------------
                                                         1996         %
                                              1997    proforma(1)   Change
                                             ------   ----------    -----
REVENUE PER AVAILABLE ROOM (REVPAR)
  14 hotels not undergoing repositioning     $67.38     $59.76         13%
  12 hotels undergoing repositioning         $58.07     $55.69          4%
  All hotels                                 $62.81     $57.77          9%

OCCUPANCY
  14 hotels not undergoing repositioning         78%        77%         1%
  12 hotels undergoing repositioning             70%        77%        (9%)
  All hotels                                     74%        77%        (4%)

AVERAGE DAILY RATE
  14 hotels not undergoing repositioning     $87.04     $77.85         12%
  12 hotels undergoing repositioning         $83.35     $72.46         15%
  All hotels                                 $85.32     $75.21         13%

     (1) In this reference, proforma results are calculated as if the Company owned the hotels listed above for the full period from April 1, 1996 through June 30, 1996.

     Revenue per available room (REVPAR) for the Company's 14 hotels that were not undergoing repositioning during the quarter increased 13 percent to $67.38, while average daily room rate (ADR) increased 12% to $87.04. Occupancy for these hotels increased to 78 percent in the second quarter from 77 percent in last year's second quarter.

     The 12 hotels experiencing renovation or brand repositioning in the second quarter generated REVPAR of $58.07 compared with $55.96 last year, up 4 percent. ADR for these hotels increased 15 percent to $83.35 from $72.46, reflecting the higher rates being generated from those rooms which have been refurbished. Occupancy was reduced to 70 percent from 77 percent, reflecting the impact of both rooms out of service, and public area and exterior construction.

     In total, the 26 hotels currently in the Company's portfolio produced REVPAR for the second quarter of $62.81, an increase of 9 percent. ADR rose 13 percent to $85.32 for the three months, while occupancy decreased to 74 percent in the second quarter from 77 percent in last year's second quarter, reflecting the impact of the renovation work in progress.

Pro Forma Operations for the Six Months Ended June 30, 1997

     The following table sets forth pro forma financial information for the Lessee, as a percentage of revenue, for the periods indicated:

                                    SIX MONTHS
                                       ENDED
                                   JUNE 30, 1997
                                   ------------
STATEMENTS OF OPERATIONS DATA:
Room revenue....................           73.5%
Food and beverage revenue.......           21.9
Other revenue...................            4.6
                                     ----------
          Total revenue.........          100.0

Hotel operating expenses........           64.3
Other corporate expenses........            0.3
Participating Lease expenses....           36.0
                                     ----------
                   Net loss.....           (0.6%)
                                     ==========

                                   SIX MONTHS
                                      ENDED
                                  JUNE 30, 1997
                                  -------------
Key Factors:
          Occupancy.............           71.1%
          ADR...................         $86.31
          REVPAR................         $61.37

     The following table sets forth room revenue for each of the Hotels:

                                                                    PRO FORMA
                                                                   SIX MONTHS
                                                                      ENDED
                                                                  JUNE 30, 1997
                                                                ---------------
Hotels:
          Holiday Inn Dallas DFW Airport West...................    $ 2,259,005
          Courtyard by Marriott Meadowlands.....................      2,511,386
          Hampton Inn Richmond Airport..........................      1,211,661
          Hotel Maison de Ville.................................        811,788
          Hilton Hotel-Toledo...................................      1,822,593
          Holiday Inn Select Dallas DFW Airport South...........      4,182,495
          Holiday Inn Select New Orleans International Airport..      3,685,416
          Hampton Inn Ocean City................................        753,292
          Crowne Plaza Madison..................................      2,672,542
          Holiday Inn Park Center Plaza.........................      3,189,984
          Wyndham Albuquerque Airport Hotel.....................      2,005,750
          Wyndham Airport Hotel San Jose........................      3,382,210
          Holiday Inn Select Mission Valley.....................      2,517,508
          Days Inn Lake Buena Vista.............................      4,636,476
          Holiday Inn Resort Monterey...........................      2,276,698
          Hilton Hotel Durham...................................      1,872,490
          Radisson Hotel Arlington Heights......................      2,061,352
          Wyndham Garden Hotel Marietta.........................      1,818,116
          DoubleTree Guest Suites Hotel.........................      1,962,716
          Sheraton Key Largo....................................      4,238,818
          Holiday Inn Corporate Center Phoenix..................      2,572,082
          Hilton Airport Hotel Grand Rapids.....................      2,284,851
          Holiday Inn Select Bucks County.......................      2,445,147
          Marriott Houston West Loop............................      4,240,386
          Radisson Twin Towers Orlando..........................      9,391,259
          Hilton Hotel Cocoa Beach..............................      3,419,403
                                                                    -----------

          Total (All Hotels)....................................    $74,225,424
                                                                    ===========


     For the six months ended June 30, 1997, the Lessee would have had pro forma room revenues of $74,225,424 from the Hotels and pro forma total revenues of $100,941,034. Pro forma operating expenses were $65,154,150 and pro forma Participating Lease payments would have been $36,381,894.

     Pro forma net loss for the period was $595,010.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash to meet its cash requirements, including distributions to stockholders, is its share of the Operating Partnership's cash flow from the Participating Leases. For the six months ended June 30, 1997 cash flow provided by operating activities, consisting primarily of Participating Lease revenue was $18,704,719 and Funds From Operations (as previously defined) was $14,668,931. The Lessee's obligations under the Participating Leases are collateralized by the pledge of 275,000 OP Units in AGH Leasing and the contribution of $3 million in Twin Towers Leasing. The Lessee's ability to make rent payments under the Participating Leases and the Company's liquidity, including its ability to make distributions to stockholders, are substantially dependent on the ability of the Lessee, AGHI and other operators and managers to generate sufficient cash flow from the operation of the Hotels.

     During the six months ended June 30, 1997, the Company completed the 1997 Public Offering, producing net proceeds to the Company of $161.7 million. In addition, the Company increased its Line of Credit from $100 million to $150 million in February, 1997 and from $150 million to $300 million in June, 1997. The June, 1997 amendment to the Company's Line of Credit decreased the applicable interest rate from 1.85% plus LIBOR to 1.75% plus LIBOR and increased the advance rate from 40% of the qualified borrowing base to 50% of the qualified borrowing base, subject to other financial ratio tests and limitations. The June 25, 1997 Line of Credit amendment also increased the number of facility banks, led by Societe Generale and Bank One, from five banks
to twelve banks.   The Company's borrowing capacity under the Line of Credit at
June 30, 1997 is approximately $232 million.

     At June 30, 1997 the Company had $3.5 million in cash and cash equivalents and $171 million outstanding under the Line of Credit. The Line of Credit balance outstanding at December 31, 1996 and the additional borrowings made before the Company's 1997 Public Offering were substantially repaid with the net proceeds from the 1997 Public Offering. The Company has subsequently borrowed approximately $171 million to fund property acquisitions, renovations and capital improvements and working capital needs. Borrowings under the Line of Credit bear interest at 30-day, 60-day or 90-day LIBOR (5.69%, 5.72% and 5.78% at June 30, 1997) plus 1.75% per annum, payable monthly in arrears or one-half percent in excess of the prime rate at the option of the Company. While no definitive agreements with respect to the acquisition of any additional hotels have been entered into, the Company expects that during 1997 additional acquisitions will be completed and funded with borrowings under the Line of Credit or permanent debt or equity financing. To the extent that the Line of Credit is not sufficient to make additional property acquisitions, complete the renovation and capital improvement programs and for working capital, the Company expects that it will return to the equity market or will seek alternative financing opportunities.

     Cash and cash equivalents as of June 30, 1997 were $3,487,475. Restricted cash of $429,092 includes escrow deposits on the Holiday Inn Select Dallas DFW Airport South hotel as required by its loan agreement and an escrow deposit used to pay certain unused facility fees under the Line of Credit. Cash flow from operating activities of the Company was $18,704,719 for six months ended June 30, 1997, which primarily represents the collection of rents under the Participating Leases, less the Company's operating expenses for the period, adjusted for changes in other working capital components. Cash flow used in investing activities during that period in the amount of $280,977,022 resulted from the purchase of and improvements made to the Hotels. Cash flows from financing activities of $261,871,497 during this period was primarily related to the receipt of proceeds from the 1997 Public Offering and borrowings on the Line of Credit, net of principal payments on borrowings and payments for deferred loan costs.

     To provide for additional financing flexibility, the Company has registered up to an aggregate of $500 million in common stock, $0.01 par value per share, and warrants to purchase common stock pursuant to a shelf registration filed on August 6, 1997 but not yet declared effective by the Securities and Exchange Commission. Under the terms of the registration, the Company may decide the amount of securities to sell from time to time. Any proceeds from such a sale would be for various purposes, which may include, without limitation, the repayment of outstanding indebtedness, the acquisition of additional hotels, the improvement and/or expansion of one or more of its hotel properties or for working capital purposes.

RENOVATIONS AND OTHER CAPITAL IMPROVEMENTS

     The Participating Leases require the Company to establish annual minimum reserves equal to 4.0% of total revenue of the Hotels which will be utilized by the Lessee for the replacement and refurbishment of FF&E and other capital expenditures to enhance the competitive position of the Hotels. The Company and the Lessee will jointly determine the use of funds in this reserve, and the Company will have the right to approve the Lessee's capital expenditure budgets. While the Company expects its reserve to be adequate to fund recurring capital needs the Company may use Cash Available for Distribution in excess of distributions paid or funds drawn under the Line of Credit or other borrowings or equity to fund additional capital improvements, as necessary, including major renovations at the Company's hotels.

     The Company has budgeted $105.9 million to fund capital improvements and renovations at the Hotels. As of June 30, 1997, the Company had spent approximately $36.3 million on capital improvements and renovations and the Company has budgeted to spend the remaining $69.6 million on the Hotels during the remainder of 1997, and in 1998 and 1999. In certain circumstances such capital improvements are being completed in connection with franchisor requirements. The following table describes the remaining renovations and improvements:

                                                           DESCRIPTION OF                        REMAINING
HOTELS:                                                RENOVATION/IMPROVEMENT                 BUDGETED AMOUNT
-------                                                ----------------------                 ---------------
Radisson Twin Towers Orlando...........  Upgrade and renovation of guest rooms, public            $13,985,000
                                         areas and exterior
Radisson Hotel Arlington Heights.......  Upgrade and renovation of guest rooms and                 10,022,000
                                         public areas as well as addition of approximately
                                         100 guest rooms.
Marriott Houston West Loop.............  Upgrade and renovation of guest rooms, public              6,100,000
                                         areas and exterior.
Holiday Inn Corporate Center Phoenix...  Upgrade of guest rooms and public areas in                 3,896,000
                                         connection with conversion to the Crowne Plaza
                                         brand.
Sheraton Key Largo.....................  Upgrade and renovation of guest rooms, public              3,827,000
                                         areas and exterior in connection with the
                                         conversion to the Westin Resort brand.
Holiday Inn Select Bucks County........  Upgrade and renovation of guest rooms, public              3,800,000
                                         areas and exterior in connection with conversion
                                         to the Crowne Plaza brand.
Holiday Inn Resort Monterey............  Upgrade and renovation of guest rooms and                  3,709,000
                                         public areas in connection with conversion to the
                                         Hilton Hotel brand.
Days Inn Lake Buena Vista..............  Upgrade and renovation of guest rooms and                  3,656,000
                                         public areas, including the addition of
                                         approximately 9,000 square feet of convention
                                         space as well as the addition of extensive
                                         landscaping and entertainment attractions to hotel
                                         exterior in connection with conversion to the
                                         Wyndham Hotel brand.
DoubleTree Guest Suites Atlanta........  Upgrade and renovation of guest rooms, atrium              3,349,000
                                         and public areas in connection with conversion to
                                         the DoubleTree Guest Suites brand.
Wyndham Garden Hotel Marietta..........  Upgrade and renovation of guest rooms, public              2,652,000
                                         areas and restaurant in connection with the
                                         conversion to the Wyndham Hotel brand.
Wyndham Airport Hotel San Jose.........  Upgrade of public areas and guest rooms and                2,593,000
                                         convert ninth floor to concierge floor in
                                         connection with conversion to the Wyndham
                                         Hotel brand.
Hilton Hotel Cocoa Beach...............  Upgrade and renovation of guest rooms, public              2,400,000
                                         areas and exterior.
Holiday Inn Park Center Plaza..........  Upgrade of guest rooms and public areas and                2,322,000
                                         conversion of the ninth floor to ''club'' level in
                                         connection with the conversion to the Crowne
                                         Plaza brand.
Wyndham Albuquerque Airport Hotel......  Upgrade of guest rooms and public areas and                  671,000
                                         convert meeting space to additional guest rooms
                                         in connection with the conversion to the
                                         Wyndham Hotel brand.
                                         Ballroom addition                                          1,500,000
Hilton Hotel Durham....................  Addition of 42 guest rooms and renovation of               1,491,000
                                         guest rooms and public areas.
Hilton Airport Hotel Grand Rapids......  Upgrade and renovate guest bathrooms and public            1,300,000
                                         areas.
Hampton Inn Richmond Airport...........  Upgrade of public areas, guest rooms and                     830,000
                                         replacement of roof.

                                                           DESCRIPTION OF                        REMAINING
HOTELS:                                                RENOVATION/IMPROVEMENT                 BUDGETED AMOUNT
-------                                                ----------------------                 ---------------
Holiday Inn Select Mission Valley......  Upgrade of guest rooms and public areas in                   615,000
                                         connection with conversion to the Holiday Inn
                                         Select brand.
Hilton Hotel Toledo....................  Upgrade of guest rooms and renovation of public              266,000
                                         areas.
Holiday Inn Select New Orleans
     International Airport.............  Upgrade of guest rooms and public areas and                  199,000
                                         renovation of roof in connection with the
                                         conversion to the Holiday Inn Select brand.
Holiday Inn Dallas DFW Airport West....  Upgrade of guest rooms and corridors.                        196,000
Hampton Inn Ocean City.................  Upgrade of guest rooms and public areas in                    99,000
                                         connection with the  conversion to the Hampton
                                         Inn brand.
Crowne Plaza Madison...................  Upgrade of guest rooms, public areas and                      86,000
                                         reservation equipment in connection with the
                                         conversion to the Crowne Plaza brand.
Holiday Inn Select Dallas DFW Airport    Upgrade of guest rooms, public areas and hotel                20,000
     South.............................  exterior in connection with the conversion to the
                                         Holiday Inn Select brand.
Hotel Maison de Ville..................  Upgrade of selected guest rooms and public                     1,000
                                         areas.
                                                                                                  -----------
                                         All Hotels--Total:                                       $69,585,000
                                                                                                  ===========

     The Company intends to use borrowings under the Line of Credit and the FF&E reserve established under the Participating Leases to fund these expenditures. There can be no assurance that the Company will be able to complete the scheduled capital improvements within the expected time frames or that the anticipated costs for the capital improvements will not exceed the amounts budgeted for that purpose. Changes in the scope of the work are inherent in large renovation projects such as the ones undertaken by the Company. The Company has increased the scope of the work in certain projects in response to market conditions, building code and other requirements. The Company attempts to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotels' operations, however, the impact of rooms out of service and public area construction remains significant. As individual hotels undergo such renovation and capital improvements, their performance may be adversely affected, although such effects are expected to be temporary.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 21, 1997 to (1) elect one Class I director of the Company, (2) to approve certain amendments to the American General Hospitality Corporation 1996 Incentive Plan and (3) to ratify the selection of Coopers & Lybrand L.L.P. as the independent auditors of the Company for the fiscal year ended December 31, 1997.

     On Proposal I the stockholders voted to elect the one Class I director, Mr. Steve Jorns, to continue to serve until the Annual Meeting of Stockholders in 2000. There were 12,859,245 votes for and 44,558 votes withheld authority.

     For the second proposal, the stockholders voted to approve certain amendments to the American General Hospitality Corporation 1996 Incentive Plan. There were 5,631,998 votes for, 4,882,536 votes against and 65,581 votes abstained.

     On the third proposal the stockholders voted to ratify the selection of Coopers & Lybrand L.L.P. as the independent auditors. There were 12,850,225 votes for, 33,849 votes against and 19,729 votes abstained.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) 10.1 Amended and Restated Credit Agreement dated as of June 25, 1997 among American General Hospitality Operating Partnership, L.P., Societe Generale, Southwest Agency, Bank One, Texas, N.A., The Bank of Nova Scotia and Wells Fargo Bank, National Association and the Banks named herein. (The exhibits and schedules to this exhibit are available upon request to the Company at the address listed on the cover page).

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated June 25, 1997 reporting that the Company, and its subsidiary, acquired the 302-room Marriott Houston West Loop in Houston, Texas and connecting office building and the 742-room Radisson Twin Towers Orlando in Orlando, Florida.

     The Company filed a Current Report on Form 8-K/A, which included Item 2 and 7, "Acquisition or Disposition of Assets" and "Financial Statements and Exhibits" with respect to the Marriott Houston West Loop and the Radisson Twin Towers Orlando was filed on August 4, 1997.

                                   SIGNATURE

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated:  August 13, 1997


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