Form 10-Q
period 1997-09-30
AMERICAN GENERAL HOSPITALITY CORP
filed 1997-11-14
CIK 1012967

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934



For the Quarter Ended September 30, 1997     Commission File Number 1-11903



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


     Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report) and (ii) has been subject to such filing requirements for the past 90 days.


                           X    Yes               No
                        ------            ------


     The number of shares of common stock, $.01 par value of American General Hospitality Corporation, outstanding on November 13, 1997, was 19,713,855.

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



                                     INDEX

                                                                                                                 PAGE
PART I        FINANCIAL INFORMATION

       Item 1    Financial Statements

       AMERICAN GENERAL HOSPITALITY CORPORATION
         Consolidated Balance Sheets - September 30, 1997  (unaudited) and December 31, 1996...............         3
         Consolidated Statements of Operations for the Nine and Three Months ended September 30, 1997
           and the Period July 31, 1996 (inception of operations) through September 30, 1996 (unaudited)...         4
         Consolidated Statement of Shareholders' Equity for the Nine Months Ended September 30, 1997
           (unaudited).....................................................................................         5
         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997 and the Period
           July 31, 1996 (inception of operations) through September 30, 1996 (unaudited)..................         6
         Notes to Consolidated Financial Statements........................................................         8
         Pro Forma Consolidated Balance Sheet - September 30, 1997 (unaudited).............................        15
         Pro Forma Consolidated Statement of Operations for the Nine Months Ended September 30, 1997
           (unaudited).....................................................................................        16

         AGH LEASING, L.P. (the "Lessee")

         Consolidated Balance Sheet - September 30, 1997 (unaudited) and December 31, 1996.................        17
         Consolidated Statements of Operations for the Nine and Three Months Ended September 30, 1997, and
           the Period July 31, 1996 (inception of operations) through September 30, 1996 (unaudited).......        18
         Consolidated Statement of Partners' Deficit for the Nine Months Ended September 30, 1997
           (unaudited).....................................................................................        19
         Consolidated Statement of Cash Flows for the Nine  Months Ended September 30, 1997, and the
           Period July 31, 1996 (inception of operations) through September 30, 1996 (unaudited)...........        20
         Notes to Consolidated Financial Statements........................................................        21
         Pro Forma Consolidated Statement of Operations for the Nine Months Ended September 30, 1997
           (unaudited).....................................................................................        24

       Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations.....        25

PART II       OTHER INFORMATION

       Item 2    Changes in Securities and Use of Proceeds.................................................        34

       Item 6    Exhibits and Reports on Form 8-K..........................................................        34

SIGNATURE..................................................................................................        35

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                    AMERICAN GENERAL HOSPITALITY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                    SEPTEMBER 30, 1997
                                                                       (UNAUDITED)                DECEMBER 31, 1996
                                                                  ---------------------         --------------------
                        ASSETS

Investment in hotel properties
   Land and land improvements...............................       $    45,151,403              $    17,287,136
   Buildings and building improvements......................           439,283,980                  195,294,012
   Furniture, fixtures and equipment........................            35,655,137                   11,505,892
   Construction in progress.................................            37,458,003                   10,861,976
                                                                  ---------------------         --------------------
                                                                       557,575,523                  234,949,016
Less:  accumulated depreciation.............................           (13,393,973)                  (4,188,198)
                                                                  ---------------------         --------------------

Net investment in hotel properties..........................           544,181,550                  230,760,818
Cash and cash equivalents...................................             1,537,567                    3,888,281
Restricted cash.............................................               653,796                      544,541
Participating Lease receivable - AGH Leasing, L.P...........             9,740,389                    3,982,424
Deferred expenses, net .....................................             4,670,759                    2,986,946
Other assets................................................               981,170                      664,661
Note receivable - Lessee....................................               248,160                      287,684
                                                                  ---------------------         --------------------
     Total assets                                                  $   562,013,391              $   243,115,355
                                                                  =====================         ====================

               LIABILITIES AND SHAREHOLDERS' EQUITY

Debt........................................................       $    36,336,431              $    19,122,398
Debt, Line of Credit........................................           180,501,000                   57,500,000
Distributions payable.......................................             7,239,591                    4,150,729
Accounts payable, trade, accrued expenses and other.........
   liabilities..............................................            11,602,161                    5,756,097
Minority interest in Operating Partnership                              41,705,512                   29,125,020
                                                                  ---------------------         --------------------
     Total liabilities                                                 277,384,695                  115,654,244
                                                                  ---------------------         --------------------
Commitments and Contingencies (Note 5)

Shareholders' equity:
Common stock $0.01 par value per share, 100,000,000
   shares authorized, 14,770,110 and 8,288,841 shares issued
   and outstanding at September 30, 1997 and December 31,
   1996, respectively.......................................               147,701                       82,888
Additional paid-in capital..................................           286,863,208                  128,746,013
Unearned officers' compensation.............................              (769,167)                    (850,521)
Distributions in excess of accumulated earnings.............            (1,613,046)                    (517,269)
                                                                  ---------------------         --------------------
     Total shareholders' equity.............................           284,628,696                  127,461,111
                                                                  ---------------------         --------------------
     Total liabilities and shareholders' equity.............       $   562,013,391              $   243,115,355
                                                                  =====================         =======================

  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERICAN GENERAL HOSPITALITY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997
             AND THE PERIOD JULY 31, 1996 (INCEPTION OF OPERATIONS)
                     THROUGH SEPTEMBER 30, 1996 (UNAUDITED)


                                                        NINE MONTHS           THREE MONTHS       JULY 31, 1996
                                                           ENDED                 ENDED              THROUGH
                                                      SEPTEMBER 30,          SEPTEMBER 30,       SEPTEMBER 30,
                                                           1997                  1997                1996
                                                    -----------------      ----------------    ----------------
Revenues

   Participating Lease revenue....................    $    42,108,012        $   19,275,779       $   5,218,526
   Office building rental income..................            592,629               592,629
   Interest income................................            738,688                56,044              32,227
                                                    -----------------      ----------------    ----------------
          Total revenue...........................         43,439,329            19,924,452           5,250,753
                                                    -----------------      ----------------    ----------------
Expenses
   Depreciation...................................          9,209,942             4,384,609           1,008,874
   Amortization of deferred loan costs............            669,754               299,022             104,117
   Amortization of franchise fees.................             69,538                28,773              10,877
   Amortization of other deferred
     expenses.....................................             24,683                13,952               1,578
   Real estate and personal property
      taxes and property insurance................          4,929,000             2,310,782             511,115
   Office building operating expense..............            303,979               303,979
   General and administrative.....................          1,450,116               481,650             194,226
   Ground lease expense...........................            956,518               354,419             218,000
   Amortization of unearned
     officers' compensation.......................             81,354                36,979              14,792
   Interest expense...............................          5,973,945             3,978,769             347,622
                                                    -----------------      ----------------    ----------------
          Total expenses..........................         23,668,829            12,192,934           2,411,201
                                                    -----------------      ----------------    ----------------

Income before minority interest...................         19,770,500             7,731,518           2,839,552
Minority interest.................................          2,558,352               988,664             545,102
                                                    -----------------      ----------------    ----------------
Net income applicable to common
     stockholders.................................    $    17,212,148        $    6,742,854       $   2,294,450
                                                    =================      ================    ================
Net income per common share.......................    $          1.25        $         0.46       $        0.29
                                                    -----------------      ----------------    ----------------

Weighted average number of shares.................         13,768,442            14,754,147           8,002,331
  of common stock  outstanding....................  =================      ================    ================


  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                              COMMON STOCK                       ADDITIONAL              UNEARNED
                                                 -------------------------------------
                                                                                                   PAID-IN                OFFICERS'
                                                      SHARES                DOLLARS                CAPITAL             COMPENSATION
                                                 ---------------       ---------------       ----------------       ---------------
Balance at December 31, 1996...................       8,288,841           $    82,888          $ 128,746,013            $  (850,521)


Issuance of common shares, net
 of offering expenses and allocation
 to minority interest ($7,332,705).............       6,368,300                63,683            154,332,763

Distributions declared March 13,
 1997 ($0.4075 per share)......................

Distributions declared June
 15, 1997 ($0.4075 per share)..................

Distributions declared September 11,
 1997 ($0.4275 per share)......................

Allocation of minority interest from the
 issuance of Cocoa Beach OP Units.............                                                     1,346,155


Issuance of common shares to
 Wyndham Hotel Corporation and allocation
 to minority interest ($60,593)................         112,969                 1,130              2,438,277


Amortization of unearned officers'
 Compensation..................................                                                                              81,354

Net income.....................................
                                                 --------------        --------------        ---------------        ---------------
Balance at September 30, 1997..................      14,770,110           $   147,701          $ 286,863,208            $  (769,167)
                                                 ==============        ==============        ===============        ===============

                                                                DISTRIBUTIONS
                                                                 IN EXCESS OF
                                                                   EARNINGS                    TOTAL
                                                                --------------             ------------
Balance at December 31, 1996..................................     $  (517,269)             $127,461,111

Issuance of common shares, net
 of offering expenses and allocation
 to minority interest ($7,332,705)............................                               154,396,446

Distributions declared March 13,
 1997 ($0.4075 per share).....................................      (5,972,785)               (5,972,785)

Distributions declared June
 15, 1997 ($0.4075 per share).................................      (6,018,820)               (6,018,820)

Distributions declared September 11,
 1997 ($0.4275 per share).....................................      (6,316,320)               (6,316,320)

Allocation of minority interest from the
 issuance of Cocoa Beach OP Units............................                                  1,346,155

Issuance of common shares to
 Wyndham Hotel Corporation and allocation
 to minority interest ($60,593)...............................                                 2,439,407

Amortization of unearned officers'
 Compensation.................................................                                    81,354

Net income....................................................      17,212,148                17,212,148
                                                                 -------------              ------------
Balance at September 30, 1997.................................     $(1,613,046)             $284,628,696
                                                                 =============              ============

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
            AND THE PERIOD JULY 31, 1996 (INCEPTION OF OPERATIONS)
                    THROUGH SEPTEMBER 30, 1996 (UNAUDITED)

                                                                                                      JULY 31, 1996
                                                                              NINE MONTHS               THROUGH
                                                                                ENDED                 SEPTEMBER 30,
                                                                              SEPTEMBER 30,              1996
                                                                                  1997                (UNAUDITED)
                                                                           -----------------       -----------------
Cash flow from operating activities:
     Net income...........................................................    $  17,212,148          $    2,294,450
     Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
       Depreciation.......................................................        9,209,942               1,008,874
       Amortization.......................................................          845,329                 131,364
       Minority interest..................................................        2,558,352                 545,102
     Changes in assets and liabilities:
       Restricted cash....................................................         (109,255)
       Participating Lease receivable.....................................       (5,757,965)             (4,100,406)
       Organization costs and franchise agreements........................         (510,288)               (722,887)
       Other assets.......................................................         (316,509)               (538,323)
       Accounts payable, trade, accrued expenses and other liabilities....        5,846,064               6,069,701
                                                                              -------------          --------------
          Net cash flow provided by operating activities..................       28,977,818               4,687,875
                                                                              -------------          --------------
Cash flow from investing activities:
     Purchase of hotel properties.........................................     (256,826,224            (126,645,935)
     Improvements and additions to hotel properties.......................      (41,610,255)             (3,580,951)
     Payments received from loan to Lessee................................           39,524
                                                                              -------------          --------------
          Net cash flow used in investing activities......................     (298,396,955)           (130,226,886)
                                                                              -------------          --------------
Cash flow from financing activities:
     Proceeds from borrowings.............................................      199,000,000              13,000,000
     Net proceeds from public offerings...................................      161,729,151             129,333,898
     Net proceeds from Wyndham strategic alliance stock sale..............        2,500,000
     Principal payments on borrowings.....................................      (76,530,072)            (10,108,752)
     Distributions paid - common stockholders.............................      (15,369,308)
     Distributions paid - OP Unit holders.................................       (2,323,848)
     Payments for deferred loan costs.....................................       (1,937,500)             (2,500,000)
                                                                              -------------          --------------
          Net cash flow provided by financing activities..................      267,068,423             129,725,146
                                                                              -------------          --------------
Net change in cash and cash equivalents...................................       (2,350,714)              4,186,135

Cash and cash equivalents at beginning of periods.........................        3,888,281                       0
                                                                              -------------          --------------
Cash and cash equivalents at end of periods...............................    $   1,537,567          $    4,186,135
                                                                              =============          ==============


Supplemental disclosures of noncash investing activities:

     On February 28, 1997, the Company assumed $8,218,755 of mortgage indebtedness with the acquisition of the Radisson Hotel Arlington Heights.

     On March 18, 1997, the Company assumed $9,510,654 of mortgage indebtedness with the acquisition of the DoubleTree Guest Suites Hotel.

Supplemental disclosures of noncash financing activities:

     On June 27, 1997, the Company issued 266,301 Class B units of limited partnership interest in American General Hospitality Operating Partnership, L.P. ("Class B OP Units"), as part of the purchase of the Hilton Hotel Cocoa Beach. At the time of issuance, the Class B OP Units were valued at $24.20 per unit.
On July 16, 1997, these Class B OP Units automatically converted into standard OP Units.

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND INITIAL PUBLIC OFFERING

          American General Hospitality Corporation (the "Company") was incorporated and formed on April 12, 1996, as a Maryland corporation qualifying as a real estate investment trust ("REIT"). The Company commenced operations and completed an Initial Public Offering ("IPO") of 7,500,000 shares of its common stock on July 31, 1996. An additional 575,000 shares of common stock were issued by the Company on August 28, 1996, upon exercise of the underwriters' over-allotment option. The offering price of all shares sold in the IPO was $17.75 per share, resulting in net proceeds of approximately $129.3 million after deducting IPO expenses.

          The Company contributed all of the net proceeds of the IPO to AGH GP, Inc. (the "General Partner"), and AGH LP, Inc. (the "Limited Partner"), which in turn contributed such proceeds to American General Hospitality Operating Partnership, L.P. (the "Operating Partnership"), in exchange for an approximate 81.3% aggregate equity interest in the Operating Partnership.

          On July 31, 1996, the Operating Partnership acquired directly or indirectly the equity interests in each of the Initial Hotels for an aggregate of 1,896,996 units of limited partnership interest in the Operating Partnership ("OP Units") (560,178 OP Units to the Primary Contributors and 1,336,818 OP Units to parties unaffiliated with the Primary Contributors) and approximately $91.0 million in cash to parties unaffiliated with the Primary Contributors.

          Four of the Initial Hotels (the "AGH Predecessor Hotels") were acquired primarily from limited partnerships controlled by the shareholders of American General Hospitality, Inc. ("AGHI"), and principals of the Lessee and certain of their respective affiliates (the "Primary Contributors"). The remaining nine Initial Hotels (the "AGH Acquisition Hotels") were acquired primarily from parties unaffiliated with the Primary Contributors. In addition, the Company acquired interests in five of the Initial Hotels from the AGHI Employee Retirement Savings Plan (the "Retirement Plan") in exchange for 137,008 shares of restricted common stock.

          On February 7, 1997, the Company completed a follow-on primary offering (the "1997 Public Offering") of 5,800,000 shares of its common stock. An additional 568,300 shares of common stock were issued by the Company on March 7, 1997, upon exercise of the underwriters' over-allotment option. The offering price of all shares sold in the 1997 Public Offering was $27.25 per share, resulting in net proceeds of approximately $161.7 million after deducting offering expenses. All of the net proceeds were contributed to AGH GP, Inc., and AGH LP, Inc., which in turn contributed such proceeds to the Operating Partnership in exchange for an 88.5% aggregate equity interest in the Operating Partnership.

          On July 14, 1997, as part of the terms of the strategic alliance between Wyndham Hotel Corporation ("Wyndham") and the Company, an affiliate of Wyndham purchased 112,969 shares of restricted common stock (the "Wyndham Shares") at a negotiated price of $22.13 per share. The shares were purchased in connection with the conversion of the LeBaron Airport Hotel to the Wyndham Airport Hotel San Jose.

          Subsequent to the IPO, the Company has acquired the following hotels:

ACQUISITION DATE                        HOTEL                                          ACQUISITION PRICE
----------------                        -----                                          -----------------
October 22, 1996       490-room Wyndham Safari in Lake Buena Vista,  Florida              $33.2 million
                         ("Wyndham Safari Lake Buena Vista")

November 21, 1996      204-room Holiday Inn Resort in Monterey, California ("Holiday      $15.8 million
                         Inn Resort Monterey")

January 8, 1997        152-room Hilton Hotel in Durham, North Carolina ("Hilton           $12.4 million
                         Hotel Durham")

                   AMERICAN GENERAL HOSPITALITY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ACQUISITION DATE                        HOTEL                                          ACQUISITION PRICE
----------------                        -----                                          -----------------
February 28, 1997      201-room Radisson Hotel in Arlington Heights, Illinois             $11.8 million
                         ("Radisson Hotel Arlington Heights")

March 17, 1997         219-room Wyndham Garden Hotel in Marietta, Georgia                 $17.3 million
                         ("Wyndham Garden Hotel Marietta")

March 17, 1997         200-room Westin Resort in Key Largo, Florida ("Westin              $26.3 million
                         Resort Key Largo")

March 17, 1997         155-room DoubleTree Guest Suites in Atlanta, Georgia               $16.3 million
                         ("DoubleTree Guest Suites Atlanta")

April 1, 1997          249-room Holiday Inn in Phoenix, Arizona ("Holiday Inn             $16.0 million
                         Corporate Center Phoenix")

April 18, 1997         226-room Hilton Hotel in Grand Rapids, Michigan ("Hilton           $16.9 million
                         Airport Hotel Grand Rapids")

June 20, 1997          215-room Holiday Inn Select Bucks County in Trevose,               $21.5 million
                         Pennsylvania ("Holiday Inn Select Bucks County")

June 25, 1997          742-room Radisson Twin Towers Hotel in Orlando, Florida            $78.6 million
                         ("Radisson Twin Towers Orlando")

June 25, 1997          302-room Marriott West Loop in Houston, Texas ("Marriott           $38.6 million
                         Houston West Loop Hotel") and connecting 256,000 sq. ft.
                         Office building ("Houston office building")

June 27, 1997          296-room Hilton Hotel in Cocoa Beach, Florida ("Hilton Hotel       $22.2 million
                         Cocoa Beach")

          At September 30, 1997, the Company owned 26 hotels in 16 states consisting of the Initial Hotels and the hotels listed above (collectively the "Hotels"). At September 30, 1997, the General Partner, a wholly owned subsidiary of the Company, owns a 1.0% interest in the Operating Partnership and the Limited Partner, also a wholly owned subsidiary of the Company, owns an approximate 86.2% limited partnership interest in the Operating Partnership.

          The Company currently leases 25 of the Hotels to AGH Leasing, L.P. ("AGH Leasing"), and one Hotel, the Radisson Twin Towers Orlando, to Twin Towers Leasing, L.P. ("Twin Towers Leasing" and, together with AGH Leasing, the "Lessee") pursuant to 12-year operating leases providing for the payment of participating rent based on the revenues of the Hotels (the "Participating Leases"). AGH Leasing is owned in part by certain executive officers of the Company and AGH Leasing is the 51% sole general partner of Twin Towers Leasing.

          In addition, the Lessee has engaged American General Hospitality, Inc. ("AGHI"), to manage 25 of the Hotels pursuant to separate management agreements (the "Management Agreements"). The remaining Hotel, the Wyndham Garden Hotel Marietta, is managed by Wyndham Hotel Corporation.

          These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company, the Lessee and the AGH Predecessor Hotels included in the Company's Form 10-K for the fiscal year ended December 31, 1996 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All adjustments are of a normal and recurring nature.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.  NET INCOME PER COMMON SHARE

          Net income per common share for third quarter ended September 30, 1997, is computed based on the weighted average number of shares of common stock outstanding. The impact of common stock equivalents to earnings per share is immaterial.

          In February 1997, Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share ("EPS"). SFAS 128 requires basic EPS to be computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period and diluted EPS to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented. Earlier application is not permitted. The impact of the implementation of SFAS 128 on the Company's consolidated financial statements is expected to be immaterial.

3.  DISTRIBUTIONS PAYABLE

          On September 11, 1997, the Company increased its quarterly dividend by approximately 5% from $0.4075 to $0.4275 per share of common stock, which equates to an annualized dividend of $1.71. On this same date, the Company declared a distribution of $0.4275 per share for the third quarter payable on October 30, 1997, to stockholders of record on October 15, 1997.

4.  DEBT OBLIGATIONS

          Mortgage debt outstanding at December 31, 1996, remained outstanding for the second quarter of 1997. The following debt was assumed in 1997 in connection with the Radisson Hotel Arlington Heights and the DoubleTree Guest Suites Atlanta acquisitions.

                                                                                                              BALANCE
                                                                                                         SEPTEMBER 30, 1997
                                                                                                       ----------------------
One year first mortgage note payable in monthly Installments of Interest only at a fixed rate of 7.5%; maturing on February 28, 1998, at which time a balloon payment of $8,218,755
   will be due and payable; collateralized by the Radisson Hotel Arlington Heights...................        $8,218,755

First mortgage note payable in monthly installments at a fixed rate of 9.75%; maturing on
   July 1, 2002, at which time a balloon payment of approximately $8,200,000 will be due
   and payable; collateralized by the DoubleTree Guest Suites Atlanta................................        $9,413,767

          Substantially all of the borrowings under the Line of Credit were repaid in February 1997 with a portion of the proceeds from the 1997 Public Offering. Borrowings have been made subsequently to fund property acquisitions and capital improvements and renovations at the Hotels.

5.  COMMITMENTS AND CONTINGENCIES

          The Company increased its Line of Credit ("Line of Credit") from $150 million to $300 million on July 24, 1997. The Line of Credit matures on July 31, 1999. At September 30, 1997, there was $180,501,000 outstanding on the Line of Credit. The Line of Credit is with a consortium of banks led by Societe Generale, Southwest Agency, and Bank One, Texas, N.A. The Line of Credit is collateralized by, among other things, first mortgage liens on all of the Hotels, other than the Holiday Inn Select Dallas DFW Airport South, the Courtyard by Marriott Meadowlands, the Radisson Hotel Arlington Heights and the DoubleTree Guest Suites Atlanta, which Hotels collateralize other indebtedness. Borrowings under the Line of Credit bear interest at 30-day, 60-day or 90-day LIBOR (London Interbank Offered Rate) plus 1.75% per annum (7.41% at September 30, 1997) payable monthly in arrears or one-half percent in excess of the prime rate, at the option of the Company.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          Franchise costs represent the annual expense for franchise royalties and reservation services under the terms of hotel franchise agreements, which expire from 1998 to 2013. Franchise costs are based upon varying percentages of gross room revenue ranging from 1.0% to 5.0%. These fees are paid by the Lessee. No franchise costs were incurred for the Hotel Maison de Ville.

          Twenty-five of the Hotels are managed by AGHI on behalf of the Lessee. The Lessee pays AGHI a base management fee of 1.5% of total revenue and an incentive fee of up to 2.0% of total revenue. The incentive fee, if applicable, is equal to 0.025% of annual total revenue for each 0.1% increase in annual total revenue over the total revenues for the preceding twelve-month period up to the maximum incentive fee. The remaining Hotel, the Wyndham Garden Hotel Marietta, is managed by Wyndham Hotel Corporation under a similar agreement.

          Each Hotel, except the Hotel Maison de Ville, is required to remit varying percentages of gross room revenues ranging from 1.0% to 5.0% to the various franchisors for sales and advertising expenses incurred to promote the Hotel at the national level. Additional sales and advertising costs are incurred at the local property level. These fees are paid by the Lessee.

          The Company entered into an agreement for a license and an association membership with one of the sellers of the Wyndham Safari Lake Buena Vista, which the Company immediately assigned to the Lessee. Commencing January 1998, in connection with the license and the association membership, the Lessee is required to pay recurring association fees, including a base monthly fee equal to 1.0% of the prior month's gross room revenues generated at the Hotel, and an additional fee of 0.5% to 1.0% of gross monthly revenues if the trailing twelve month's gross room revenues at the Hotel exceed a threshold of approximately $13 million (subject to increase based on the percentage increase in the Consumer Price Index ("CPI")). In addition, the Lessee is obligated to pay a recurring royalty for the African royal safari theme equal to an amount which ranges from 10% to 25% of net operating income in excess of $6 million (subject to adjustment if the Operating Partnership invests more than $40 million in the Hotel). The Lessee is also obligated to pay a marketing assistance fee equal to
 .25% of gross room revenues. The marketing and association fees are not expected to exceed 2.25% of gross room revenues for any twelve-month period.
The association membership agreement terminates in October 2008; the Lessee is obligated to pay liquidated damages if the agreement is terminated earlier.

Participating Leases

          The Lessee has future lease commitments to the Company under the Participating Leases, which expire from July 2008 to June 2009. Minimum future rental income (i.e., base rents) under these noncancellable Participating Leases at September 30, 1997, is as follows:

                              YEAR                                    AMOUNT
                              ----                                    ------
               Remainder of 1997..............................   $  11,912,706
               1998...........................................      50,908,816
               1999...........................................      52,691,684
               2000...........................................      54,534,872
               2001 and thereafter............................     450,118,688
                                                                 -------------
                    Total.....................................   $ 620,166,766
                                                                 =============

          At September 30, 1997, the Lessee owed the Company $9,740,389 for such base and Participating Lease rent which was paid by the Lessee in October 1997.

          Under the Participating Leases, the Company is obligated to pay the costs of real estate and personal property taxes, property insurance and maintaining underground utilities and structural elements of the Hotels. Additionally, the Company is required to establish annual minimum reserves equal to 4.0% of total revenue for each of the Hotels, which will be utilized by the Lessee for the replacement and refurbishment of furniture, fixtures and equipment ("FF&E") and other capital expenditures to enhance the competitive position of the Hotels. At September 30, 1997, actual capital expenditures were greater than the amount required to be reserved.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Ground Leases

          Four of the Hotels are subject to ground leases with third parties with respect to the land underlying each such Hotel and the Westin Resort Key Largo has a ground lease related to the bay bottom area fronting the property. The ground leases are triple net leases which require the tenant to pay all expenses of owning and operating the Hotel, including real estate taxes and structural maintenance and repair.

          The Courtyard by Marriott Meadowlands is subject to a ground lease with respect to approximately 0.37 acres. The ground lease terminates in March 2036 with two ten-year options to renew. The lease requires a fixed rent payment equal to $150,000 per year, subject to a 25.0% increase every five years thereafter beginning in 2001, and a percentage rent payment equal to 3.0% of gross room revenues.

          The Wyndham Albuquerque Airport Hotel is subject to a ground lease with respect to approximately 10 acres. The ground lease terminates in December 2013 with two five-year options to renew. The lease requires a fixed rent payment equal to $19,180 per year, subject to annual CPI adjustment, and a percentage rent payment equal to 5.0% of gross room revenues, 3.0% of gross receipts from the sale of alcoholic beverages, 2.0% of gross receipts from the sale of food and non-alcoholic beverages and 1.0% of gross receipts from the sale of other merchandise or services. The lease also provides the landlord with the right, subject to certain conditions, to require the Company, at its expense, to construct 100 additional hotel rooms if the occupancy rate at the Hotel is 85.0% or more for 24 consecutive months and to approve any significant renovations scheduled at the Hotel. The occupancy rate at the Wyndham Albuquerque Airport Hotel for the twelve months ended September 30, 1997, was 74.0%.

          The Hilton Hotel Toledo is subject to a ground lease with respect to approximately 8.8 acres. The ground lease terminates in June 2026 with four successive renewal options, each for a ten-year term. The lease requires annual rent payments equal to $25,000, increasing to $50,000 or $75,000 if annual gross room revenues exceed $3.5 million or $4.5 million, respectively.

          The Wyndham Airport Hotel San Jose is subject to a ground sublease with respect to approximately 5.3 acres, which in turn is subject to a ground lease covering a larger tract of land. The sublease terminates in 2022 with one 30-year option to renew. The sublease requires the greater of a fixed minimum annual rent of $75,945 (increasing to an annual minimum rent of $100,000 if the option is exercised) or, in the aggregate, 4.0% of gross room revenues, 2.0% of gross food receipts and 3.0% of gross bar and miscellaneous operations receipts. The sublease also provides the sublessor with the right to approve any significant renovations scheduled at the Hotel.

          The Westin Resort Key Largo is subject to a ground lease with respect to 42,500 square feet of off-shore bay bottom land in the Florida Bay on which a commercial marina is operated pursuant to a lease from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida, as Lessor. The lease terminates in May 2021 and requires an annual lease fee of approximately $3,100.

          Minimum future rental payments for the ground leases to be paid by Company at September 30, 1997, are as follows:

                              YEAR                                    AMOUNT
                              ----                                    ------
               Remainder of 1997..............................   $       67,531
               1998...........................................          270,125
               1999...........................................          270,125
               2000...........................................          270,125
               2001 and thereafter............................        7,970,130
                                                                 --------------
                    Total.....................................   $    8,848,036
                                                                 ==============

                   AMERICAN GENERAL HOSPITALITY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  AGH PREDECESSOR HOTELS INFORMATION

          Pursuant to SEC regulations, which require the presentation of corresponding periods of the preceding year's financial information, the following information represents condensed combined balance sheet information as of July 30, 1996, and condensed combined statements of operations and cash flows information for the period January 1 through July 30, 1996, of AGH Predecessor Hotels, which is considered to be the predecessor of the Company.

          AGH PREDECESSOR HOTELS

Balance Sheet Information:                                                                 JULY 30, 1996
                                                                                         ------------------
   Investments in hotel properties, net............................................           $22,757,560
   Cash and cash equivalents.......................................................             1,802,692
   Total assets....................................................................            25,614,430
   Debt............................................................................            20,114,415
   Total liabilities...............................................................            21,315,621
   Total equity....................................................................             4,298,809
                                                                                          JANUARY 1, 1996
                                                                                              THROUGH
Statements of Operations Information:                                                     JULY 30,   1996
                                                                                         ------------------
      Room revenue.................................................................           $ 6,770,568
      Other revenue................................................................             1,608,557
                                                                                              -----------
     Total revenue.................................................................           $ 8,379,125
                                                                                              -----------

Hotel operating expenses...........................................................             5,682,473
   Depreciation and amortization...................................................               645,195
   Interest expense................................................................             1,129,060
   Other expenses..................................................................               443,295
                                                                                              -----------
      Net income...................................................................           $   479,102
                                                                                              ===========
                                                                                          JANUARY 1, 1996
                                                                                              THROUGH
Statement of Cash Flows Information:                                                       JULY 30, 1996
                                                                                          ---------------
   Net cash provided by operating activities.......................................           $   872,786
   Net cash used in investing activities...........................................           $  (946,524)
   Net cash provided by financing activities.......................................           $   631,995

7.  SUBSEQUENT EVENTS

          On September 9, 1997, the Company entered into agreements to sell 2,671,705 shares of common stock (the "ABKB Offering") to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership ("ABKB") and LaSalle Advisors Limited Partnership ("LaSalle"). On November 3, 1997, the Company issued and sold 688,837 fully registered shares of common stock at a price per share of $26.131 to such funds and accounts advised by ABKB. The gross proceeds for this stock sale totaled approximately $18 million. The agreements also provide that at the option of the Company, subject to satisfaction of certain conditions, the Company will sell the remaining 1,982,868 shares of common stock through private placement at a price per share of $25.216 to such funds and accounts advised by ABKB and LaSalle on or before January 31, 1998. Gross proceeds from this sale will total approximately $50 million.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          On November 13, 1997, the Company completed a follow-on primary public offering (the "Second 1997 Offering") of 4,250,000 shares of its common stock. The offering price of all shares sold in the Second 1997 Offering was $27.50 per share, resulting in net proceeds of approximately $110.2 million after deducting offering expenses. All of the net proceeds were contributed to AGH GP, Inc. and AGH LP, Inc., which in turn contributed such proceeds to the Operating Partnership in exchange for a 2.9% equity interest in the Operating Partnership for a combined aggregate equity interest in the Operating Partnership of 90.1%.


8.  PRO FORMA INFORMATION (UNAUDITED)

          The following unaudited pro forma consolidated balance sheet as of September 30, 1997, and the unaudited pro forma consolidated statement of operations for the nine months ended September 30, 1997, are presented as if the acquisition of the 26 Hotels owned as of September 30, 1997, the IPO, the 1997 Public Offering, the two increases to the Line of Credit, the ABKB Offering and the Second 1997 Public Offering had occurred on January 1, 1997, and all of the Hotels had been leased to the Lessee pursuant to the Participating Leases. Such pro forma information is based in part upon the statement of operations of the Lessee included elsewhere in this Quarterly Report on Form 10-Q. Such information should be read in conjunction with the financial statements listed in the Index on page 2.

          In management's opinion, all adjustments necessary to reflect the effects of the transactions previously described have been made. The pro forma information does not purport to present what actual results of operations would have been if the acquisitions and the consummation of the IPO had occurred on such date or to project results for any future period.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                     PRO FORMA CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                                                 ABKB OFFERING
                                                                 COMPANY        AND SECOND 1997       PRO FORMA
                                                                HISTORICAL      PUBLIC OFFERING     BALANCE SHEET
                                                                ----------      ---------------     -------------
            ASSETS
Investment in hotel properties, net.....................       $544,181,550                          $544,181,550
Cash and cash equivalents...............................          1,537,567                             1,537,567
Restricted cash.........................................            653,796                               653,796
Accounts receivable, net................................          9,740,389                             9,740,389
Deferred expenses, net..................................          4,670,759                             4,670,759
Other assets............................................            981,170                               981,170
Notes receivable - Lessee...............................            248,160                               248,160
                                                               ------------       -------------      ------------
     Total assets.......................................       $562,013,391       $                  $562,013,391
                                                               ============       =============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Debt....................................................       $ 36,336,431                          $ 36,336,431
Debt, Line of Credit....................................        180,501,000       $(127,938,823)       52,562,177
Distributions payable...................................          7,239,591                             7,239,591
Accounts payable, trade, accrued
  expenses and other liabilities........................         11,602,161                            11,602,161
Minority interest in Operating Partnership..............         41,705,512           3,222,148        44,927,660
                                                               ------------       -------------      ------------
     Total liabilities..................................        277,384,695        (124,716,675)      152,668,020
                                                               ------------       -------------      ------------
Shareholders' Equity
Common stock............................................            147,701              49,401           197,102
Additional paid-in capital..............................        286,863,208         124,667,274       411,530,482
Unearned officers' compensation.........................           (769,167)                             (769,167)
Earnings in excess of distributions.....................         (1,613,046)                           (1,613,046)
                                                               ------------       -------------      ------------
     Total shareholders' equity.........................        284,628,696         124,716,675       409,345,371
                                                               ------------       -------------      ------------
     Total liabilities and shareholders'
       Equity...........................................       $562,013,391       $           0      $562,013,391
                                                               ============       =============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)


                                                            HISTORICAL NINE                       ABKB OFFERING
                                                             MONTHS ENDED                          AND SECOND
                                                             SEPTEMBER 30,        PRO FORMA       1997 PUBLIC        COMBINED
                                                                  1997           ADJUSTMENTS        OFFERING         PRO FORMA
                                                            ---------------    --------------     ------------     --------------
Revenues

   Participating Lease revenue...............................   $42,108,012       $13,549,658                         $55,657,670
   Office building rental income.............................       592,629         1,134,582                           1,727,211
   Interest income...........................................       738,688                 0                             738,688
                                                                -----------       -----------    -------------        -----------
          Total revenue......................................    43,439,329        14,684,240                          58,123,569
                                                                -----------       -----------    -------------        -----------
Expenses
   Depreciation..............................................     9,209,942         3,790,044                          12,999,986
   Amortization..............................................       763,975           168,649                             932,624
   Real estate and personal property
    taxes and property insurance.............................     4,929,000         1,099,916                           6,028,916
   Office building operating expense.........................       303,979           658,611                             962,590
   General and administrative................................     1,450,116                                             1,450,116
   Ground lease expense......................................       956,518                                               956,518
   Amortization on unearned
    officers' compensation...................................        81,354                                                81,354
   Interest expense..........................................     5,973,945         6,772,725      (7,196,559)          5,550,111
                                                                -----------       -----------    -------------        -----------
          Total expenses.....................................    23,668,829        12,489,945      (7,196,559)         28,962,215
                                                                -----------       -----------    -------------        -----------

   Income before minority interest...........................    19,770,500         2,194,295        7,196,559         29,161,354

   Minority interest.........................................     2,558,352                                             2,884,061
                                                                -----------                                            ----------
   Net income applicable to common
    stockholders.............................................   $17,212,148                                           $26,277,293
                                                                -----------                                            ----------
   Net income per common share...............................   $      1.25                                           $      1.33
                                                                -----------                                            ----------
   Weighted average number of shares
    of common  stock outstanding.............................    13,768,442                                            19,710,255
                                                                ===========                                           ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                               AGH LEASING, L.P.
                          CONSOLIDATED BALANCE SHEET
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                                                           SEPTEMBER 30, 1997    DECEMBER 31,
                                                                                              (UNAUDITED)           1996
                                                                                           ------------------    ------------
                   ASSETS
Investments in hotel properties, at cost
     Furniture, fixtures and equipment...................................................       $   315,000          $   315,000
     Less accumulated depreciation.......................................................           (73,500)             (26,250)
                                                                                                -----------          -----------
Net investment in hotel properties.......................................................           241,500              288,750
Cash and cash equivalents................................................................        13,061,627            5,673,232
Accounts receivable, net of allowance for doubtful accounts of $19,341...................         7,094,297            2,822,936
Inventories..............................................................................           942,150              448,234
Prepaid expenses.........................................................................         1,186,436              553,400
Deferred expenses........................................................................           169,554              194,287
Other assets.............................................................................           346,710               47,985
                                                                                                -----------          -----------
          Total assets...................................................................       $23,042,274          $10,028,824
                                                                                                ===========          ===========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable, trade..................................................................       $ 3,581,501          $ 1,054,902
Participating Lease payable, American General Hospitality Operating
   Partnership, L.P......................................................................         9,740,389            3,979,242
Note payable to American General Hospitality Operating Partnership, L.P..................           248,160              287,684
Accrued expenses and other liabilities...................................................         6,831,878            4,198,035
Deferred income..........................................................................         1,700,003              730,000
Minority interest in Twin Towers Leasing, L.P............................................         2,093,885                    0
                                                                                                -----------          -----------
          Total liabilities..............................................................        24,195,816           10,249,863
                                                                                                -----------          -----------
Commitments and contingencies (Notes 1 and 2)
Partners' capital........................................................................           500,000              500,000
Accumulated deficit......................................................................        (1,653,542)            (721,039)
                                                                                                -----------          -----------
          Total partners' deficit........................................................        (1,153,542)            (221,039)
                                                                                                -----------          -----------
          Total liabilities and partners' deficit........................................       $23,042,274          $10,028,824
                                                                                                ===========          ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                               AGH LEASING, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997
             AND THE PERIOD JULY 31, 1996 (INCEPTION OF OPERATIONS)
                     THROUGH SEPTEMBER 30, 1996 (UNAUDITED)

                                                                                                         JULY 31,1996
                                                                    NINE MONTHS       THREE MONTHS         THROUGH
                                                                        ENDED             ENDED         SEPTEMBER  30,
                                                                    SEPTEMBER 30,     SEPTEMBER 30,         1996
                                                                        1997             1997            (UNAUDITED)
                                                                   ----------------- ----------------- ------------------
Revenues
     Room revenue................................................  $    88,220,166      $ 39,699,809      $ 11,185,140
     Food and beverage...........................................       22,974,602        10,084,183         2,982,331
     Other revenue...............................................        5,639,468         2,629,726           623,824
     Minority interest income....................................          906,115           906,115                 0
                                                                   ----------------- ----------------- ------------------
    Total revenue..........................................            117,740,351        53,319,833        14,791,295
                                                                   ----------------- ----------------- ------------------
Expenses
     Property operating costs and expenses.......................       23,768,303        10,779,302         3,135,269
     Food and beverage costs and expenses........................       18,599,366         8,254,478         2,260,935
     General and administrative..................................       10,557,733         4,574,262         1,205,355
     Advertising and promotion...................................        8,549,791         4,051,362           772,999
     Repairs and maintenance.....................................        4,688,910         2,169,546           522,792
     Utilities...................................................        5,157,997         2,458,297           668,296
     Management fees.............................................        1,740,554           435,081           390,736
     Franchise costs.............................................        3,282,760         1,590,250           404,025
     Depreciation................................................           47,250            15,750            10,500
     Amortization................................................           30,649            10,348
     Interest expense............................................           20,605             6,542             5,250
     Other expense...............................................          120,924            41,896            17,448
     Participating Lease expenses................................       42,108,012        19,275,779         5,218,526
                                                                   ----------------- ----------------- ------------------
          Total expenses.........................................      118,672,854        53,662,893        14,612,131
                                                                   ----------------- ----------------- ------------------
          Net loss...............................................  $     (932,503)      $  (343,060)      $    179,164
                                                                   ================= ================= ==================

  The accompanying notes are an integral part of these consolidated financial statements.

                               AGH LEASING, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)



Balance at December 31, 1996 .........................    $   (221,039)
Net loss .............................................        (932,503)
                                                            -----------

Balance at September 30, 1997 ........................    $ (1,153,542)
                                                            ===========

  The accompanying notes are an integral part of these consolidated financial statements

                               AGH LEASING, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
             AND THE PERIOD JULY 31, 1996 (INCEPTION OF OPERATIONS)
                     THROUGH SEPTEMBER 30, 1996 (UNAUDITED)

                                                                                             JULY 31, 1996
                                                                       NINE MONTHS               THROUGH
                                                                         ENDED                SEPTEMBER 30,
                                                                     SEPTEMBER 30, 1997           1996
                                                                     --------------------- --------------------
Cash flow from operating activities:
  Net loss.....................................................       $  (932,503)           $   179,164
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation..............................................            47,250                 10,500
     Amortization..............................................            30,649                      0
     Minority interest.........................................          (906,115                      0
  Changes in assets and liabilities:
     Accounts receivable.......................................        (4,271,361)            (2,414,921)
     Inventories...............................................          (493,916)              (366,653)
     Prepaid expenses..........................................          (633,036)              (462,960)
     Deferred expenses.........................................            (5,916)                     0
     Other assets..............................................          (298,725)               (46,987)
     Accounts payable, trade...................................         2,526,599                472,191
     Participating Lease payable, American General Hospitality
            Operating Partnership, L.P.........................         5,761,147              4,093,764
     Accrued expenses and other liabilities....................         2,633,843              4,030,455
     Deferred income...........................................           970,003                      0
                                                                    --------------        ---------------
     Net cash flow provided by operating activities............         4,427,919              5,494,553
                                                                    --------------        ---------------
Cash flow from financing activities:
  Capital contributions, AGH Leasing, L.P......................                 0                500,000
  Capital contributions, Twin Leasing, L.P.....................         3,000,000                      0
  Principal payments on borrowings.............................           (39,524)                     0
                                                                    --------------        ---------------
  Net cash (used in) provided by financing activities..........         2,960,476                500,000
                                                                    --------------        ---------------
Net change in cash and cash equivalents........................         7,388,395              5,994,553
Cash and cash equivalents at beginning of periods..............         5,673,232                      0
                                                                    --------------        ---------------
Cash and cash equivalents at end of periods....................       $13,061,627            $ 5,994,553
                                                                    ==============        ===============
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest.....................       $    20,605            $         0
                                                                    ==============        ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                               AGH LEASING, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION

          AGH Leasing, L.P. ("AGH Leasing") is a Delaware limited partnership which was formed on May 29, 1996, and commenced operations on July 31, 1996. AGH Leasing is owned in part by certain executive officers of American General Hospitality Corporation (the "Company") and American General Hospitality, Inc. ("AGHI"). AGH Leasing leases 25 of the 26 Hotels (the "Hotels") owned by American General Hospitality Operating Partnership, L.P. (the "Operating Partnership") at September 30, 1997, pursuant to operating leases ("Participating Leases") which provide for rent based on the revenues of the Hotels.

          Twin Towers Leasing, L.P. ("Twin Towers Leasing" and, together with AGH Leasing, the "Lessee") leases the remaining Hotel, the Radisson Twin Towers Orlando, pursuant to a Participating Lease which is substantially similar in form to the other Participating Leases. Twin Towers Leasing is a Florida limited partnership which was formed on June 1, 1997, and commenced operations on June 25, 1997. AGH Leasing is the 51% sole general partner of Twin Towers Leasing. The remaining 49% is owned by Regent Carolina Corporation ("Regent"), an affiliate of the selling entity. Based on the partnership agreement, Regent is allocated 100% of any losses generated by Twin Towers Leasing up to their capital contribution of $3 million. The operations of Twin Towers Leasing are consolidated with the operations of AGH Leasing for financial statement purposes.

          The consolidated financial statements of the Lessee include the results of operations of the Hotels leased from the Operating Partnership due to the Lessee's control over the operations of the Hotels during the 12-year term of the Participating Leases. The Lessee has complete discretion in establishing room rates and all rates for hotel goods and services. Likewise, all operating expenses of the Hotels are under the control of the Lessee. The Lessee has the right to manage or to enter into management contracts with other parties to manage the Hotels. If the Lessee elects to enter into management contracts with parties other than American General Hospitality, Inc., the Lessee must obtain the prior written consent of the Operating Partnership, which consent may not be unreasonably withheld. The Lessee has entered into management agreements pursuant to which 25 of the Hotels are managed by AGHI and the remaining Hotel is managed by Wyndham Hotel Corporation.

          The Lessee's results of operations are seasonal. The aggregate room revenues in the second and third quarters of each fiscal year may be higher than room revenues in the first quarter and fourth quarter of each fiscal year. Consequently, the Lessee may have net income in some quarters and may have net losses in other quarters of the same year.

          Upon consummation of the Company's Initial Public Offering ("IPO"), the partners of AGH Leasing capitalized AGH Leasing with $500,000 cash and pledged 275,000 units of limited partnership interest in the Operating Partnership ("OP Units") to the Company to collateralize the Lessee's obligations under the Participating Leases. Twin Towers Leasing was capitalized with $3 million by the 49% limited partner upon commencement of operations.

          These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company, the Lessee and the AGH Predecessor Hotels included in the Company's Form 10-K for the fiscal year ended December 31, 1996 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All adjustments are of a normal and recurring nature.

2.  COMMITMENTS AND CONTINGENCIES

          Franchise costs represent the annual expense for franchise royalties and reservation services under the terms of hotel franchise agreements, which expire from 1998 to 2013. Franchise costs are based upon varying percentages of gross room revenue ranging from 1.0% to 5.0%. These fees are paid by the Lessee. No franchise costs were incurred for the Hotel Maison de Ville.

                               AGH LEASING, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          Twenty-five of the Hotels are managed by AGHI on behalf of the Lessee. The Lessee pays AGHI a base management fee of 1.5% of total revenue and an incentive fee of up to 2.0% of total revenue. The incentive fee, if applicable, is equal to 0.025% of annual total revenue for each 0.1% increase in annual total revenue over the total revenues for the preceding twelve-month period up to the maximum incentive fee.

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

          The Company entered into an agreement for a license and an association membership from one of the sellers of the Wyndham Safari Lake Buena Vista, which the Company immediately assigned to the Lessee. Commencing January 1998, in connection with the license and the association membership, the Lessee is required to pay recurring association fees including a base monthly fee equal to 1.0% of the prior month's gross room revenues generated at the Hotel, and an additional fee of 0.5% to 1.0% of gross monthly revenues if the trailing twelve month's gross room revenues at the Hotel exceed a threshold of approximately $13 million (subject to increase based on the percentage increase in the CPI). In addition, the Lessee is obligated to pay a recurring royalty for the African royal safari theme equal to an amount which ranges from 10% to 25% of net operating income in excess of $6 million (subject to adjustment if the Operating Partnership invests more than $40 million in the Hotel). The Lessee is also obligated to pay a marketing assistance fee equal to .25% of gross room revenues. The marketing and association fees are not expected to exceed 2.25% of gross room revenues for any twelve-month period. The association membership agreement terminates in October 2008; the Lessee is obligated to pay liquidated damages if the agreement is terminated earlier.

          The Lessee has future lease commitments to the Company under the Participating Leases, which have various expiration dates between July 2008 to June 2009. The Participating Lease expenses are based on percentages of room revenues, food and beverage revenues, telephone and other revenues. The departmental revenue thresholds in the Participating Leases are seasonally adjusted for interim periods and the Participating Lease formulas are adjusted effective January 1, 1997, by a percentage equal to the percentage increase in the CPI, plus .75% as compared to the prior year. Additionally, several of the Hotels will have further adjustments to the Participating Lease formulas due to the significant renovations expected to be completed in those Hotels in 1997. Minimum future rental expense (i.e., base rents) under these noncancellable Participating Leases is as follows:

                            YEAR                     AMOUNT
                            ----                     ------
               Remainder of 1997................    $ 11,912,706
               1998.............................      50,908,816
               1999.............................      52,691,684
               2000.............................      54,534,872
               2001 and thereafter..............     450,118,688
                                                    ------------
                    Total ......................    $620,166,766
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

                               AGH LEASING, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  PRO FORMA INFORMATION (UNAUDITED)

          The following unaudited pro forma consolidated statement of operations for the nine months ended September 30, 1997, is presented as if the acquisition of the 26 Hotels owned as of September 30, 1997, the IPO, the 1997 Public Offering, the two increases to the Line of Credit, the ABKB Offering and the Second 1997 Public Offering had occurred at the beginning of the period presented and all of the Hotels had been leased to the Lessee pursuant to the Participating Leases. Such pro forma information is based in part upon the statement of operations of the Lessee included elsewhere in this Quarterly Report on Form 10-Q. Such information should be read in conjunction with the financial statements listed in the Index on page 2.

          In management's opinion, all adjustments necessary to reflect the effects of the transactions previously described have been made. The pro forma information does not purport to present what actual results of operations would have been if the acquisitions and leasing to the Lessee had occurred on such date or to project results for any future period.

                               AGH LEASING, L.P.
                PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                                                   MANAGEMENT
                                                                PRO FORMA             FEE                COMBINED
                                           HISTORICAL          ADJUSTMENTS         ADJUSTMENT           PRO FORMA
                                        ---------------     ---------------    ---------------     -----------------
Revenues

   Room revenue........................    $ 88,220,166         $25,705,067                             $113,925,233
   Food and beverage revenue...........      22,974,602           9,163,567                               32,138,169
   Other revenue.......................       5,639,468           1,651,882                                7,291,350
   Minority interest income............         906,115              70,009                                  976,124
                                        ---------------     ---------------    ---------------     -----------------
          Total revenue................     117,740,351          36,590,525                              154,330,876
                                        ---------------     ---------------    ---------------     -----------------
Expenses
   Property operating costs and........      23,768,303           6,275,280                               30,043,583
   expenses............................      18,599,366           6,298,355                               24,897,721
   Food and beverage costs and.........      10,557,733           2,718,131                               13,275,864
   expenses............................       8,549,791           2,362,637                               10,912,428
   General and administrative..........       4,688,910           1,698,630                                6,387,540
   Advertising and promotion...........       5,157,997           1,453,801                                6,611,798
   Repairs and maintenance.............       1,740,554           1,049,217           $ 57,475             2,847,246
   Utilities...........................       3,282,760             957,253                                4,240,013
   Management fees.....................          47,250                   0                                   47,250
   Franchise costs.....................          30,649                   0                                   30,649
   Depreciation........................          20,605                   0                                   20,605
   Amortization........................         120,924             170,085                                  291,009
   Interest expense....................      42,108,012          13,549,661                               55,657,673
   Other expense
   Participating Lease expenses
                                        ---------------     ---------------    ---------------     -----------------
          Total expenses...............     118,672,854          36,533,050             57,475           155,263,379
                                        ---------------     ---------------    ---------------     -----------------
          Net loss.....................    $   (932,503)        $    57,475           $(57,475)         $   (932,503)
                                        ===============     ===============    ===============     =================

  The accompanying notes are an integral part of these consolidated financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

          The following should be read in conjunction with the Company's consolidated financial statements included elsewhere in this report. Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under the Private Securities Reform Act of 1995 and the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends, and which do not relate to historical matters, identify forward-looking statements. Although the Company believes that such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.

          On July 31, 1996, the Company completed its IPO of 8,075,000 shares of common stock (including 575,000 shares of common stock issued upon exercise of the underwriters' over-allotment option on August 28, 1996) and contributed substantially all of the net proceeds from the IPO in exchange for an approximate 81.3% interest in the Operating Partnership.

          The Operating Partnership used approximately $119.8 million of the net proceeds from the IPO together with the proceeds of initial borrowings of $10 million under the Line of Credit (which was repaid upon the exercise of the underwriters' over-allotment option) to acquire the 13 Initial Hotels and to repay existing mortgage indebtedness encumbering the Initial Hotels. In addition, in connection with the IPO, the Company closed a $100 million Line of Credit that it utilizes primarily for the acquisition and renovation of hotels, and for working capital.

          On February 7, 1997, the Company completed the 1997 Public Offering of 6,368,300 shares of common stock (including 568,300 shares of common stock issued upon exercise of the underwriters' over-allotment option on March 7,
1997). The Company contributed all of the net proceeds to the Operating Partnership and, following such contribution, owned an approximate 88.5% interest in the Operating Partnership. The Operating Partnership used the net proceeds (i) to repay amounts borrowed under the Line of Credit, (ii) to pay fees and expenses in connection with a $50 million increase in the borrowing limit under the Line of Credit, (iii) to fund the cash portion of the purchase price of the Radisson Hotel Arlington Heights and the portfolio purchase, (iv) for hotel renovations and (v) for working capital purposes. Concurrent with the completion of the 1997 Public Offering, the Company increased the borrowing limit on its Line of Credit to $150 million.

          On June 24, 1997, the Company increased its Line of Credit from $150 million to $300 million and improved the terms of the Line of Credit Agreement. The interest rate on the increased facility decreased from 1.85% over LIBOR to 1.75% over LIBOR and the advance rate increased from 40% of the qualified borrowing base to 50% of the qualified borrowing base, subject to other financial ratio tests and limitations.

          On July 14, 1997, as part of the terms of the strategic alliance between Wyndham Hotel Corporation ("Wyndham") and the Company, an affiliate of Wyndham purchased 112,969 shares of restricted common stock (the "Wyndham Shares") at a negotiated price of $22.13 per share. The shares were purchased in connection with the conversion of the LeBaron Airport Hotel to the Wyndham Airport Hotel San Jose.

          Consistent with the Company's acquisition strategy, the Company has acquired the following Hotels since the IPO for the purchase prices (including closing costs) set forth below:

              Wyndham Safari Lake Buena Vista............     $    33,150,000
              Holiday Inn Resort Monterey................          15,790,000
              Hilton Hotel Durham........................          12,400,000
              Radisson Hotel Arlington Heights...........          11,818,755
              Wyndham Garden Hotel Marietta..............          17,300,000
              Westin Resort Key Largo....................          26,375,000
              DoubleTree Guest Suites Atlanta............          16,300,000
              Holiday Inn Corporate Center Phoenix.......          16,000,000
              Hilton Airport Hotel Grand Rapids..........          16,900,000

              Holiday Inn Select Bucks County................      21,455,000
              Radisson Twin Towers Orlando...................      78,566,186
              Marriott Houston West Loop and office building.      38,615,193
              Hilton Hotel Cocoa Beach.......................      22,200,000
                                                              ---------------
                     Total................................... $   326,870,134
                                                              ===============

     In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership can operate hotels. The Operating Partnership leases the Hotels to the Lessee for terms of 12 years pursuant to separate Participating Leases providing for the payment of base rent and participating rent. The principal source of revenue for the Operating Partnership and the Company is lease payments paid by the Lessee under the Participating Leases. The Lessee's ability to make payments to the Operating Partnership under the Participating Leases is dependent on the ability of the Lessee, AGHI and any other lessees or operators to generate cash flow from the operations of the Hotels. The Lessee has entered into management agreements whereby 25 of the Hotels are managed by AGHI and the remaining Hotel is managed by Wyndham. The management agreements are for a period of 12 years from the date each Hotel was acquired.

RESULTS OF OPERATIONS

Actual for the Nine Months Ended September 30, 1997

     For the nine months ended September 30, 1997, the Company had revenues of $43,439,329 consisting of Participating Lease revenue of $42,108,012, office building rental income of $592,629 and interest income of $738,688. The interest income earned was primarily from the excess cash from the Company's 1997 Public Offering and from excess cash balances of the Company's subsidiaries. Depreciation expense for the nine months was $9,209,942 reflecting the additional depreciation expense related to the Company's recent property acquisitions. Amortization expense was comprised of amortization of deferred financing costs related to the Company's Line of Credit and the two subsequent increases to the Line of Credit of $669,754, franchise transfer fees of $69,538, other deferred expenses, such as organization costs, of $24,683 and amortization relating to the restricted stock grants issued at the IPO of $81,354. Real estate and personal property taxes and property insurance for the nine month period were $4,929,000. Operating expenses related to the office building were $303,979 for the period ended September 30, 1997. The Company reported $5,973,945 of interest expense for the period which consists of $912,297 attributable to the indebtedness on the Holiday Inn Select Dallas DFW Airport South, $288,945 attributable to the indebtedness on the Courtyard by Marriott Meadowlands, $366,420 attributable to the indebtedness on the Radisson Hotel Arlington Heights, $494,154 attributable to the indebtedness on the DoubleTree Guest Suites Atlanta and $3,912,129 attributable to the borrowings on the Line of Credit. The balance outstanding on the Line of Credit at September 30, 1997, was approximately $181 million. The minority interest in income for the period was $2,558,352. The resulting net income applicable to the common stockholders was $17,212,148 or $1.25 per share.

     The Company believes that the Hotels it acquires will generally experience increases in revenues (and accordingly, provide the Company with increases in Participating Lease revenues) after the completion of the renovation and conversion process; however, as individual hotels undergo such renovations, their performance has been, and is expected to continue to be, adversely affected by such temporary factors as rooms out-of-service and disruptions of hotel operations. (A more detailed discussion of hotel revenue is contained in "The Lessee - Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Actual for the Three Months Ended September 30, 1997

     For the three months ended September 30, 1997, the Company had revenues of $19,924,452 consisting of Participating Lease revenue of $19,275,779, office building rental income of $592,629 and interest income of $56,044. The interest income earned was primarily from excess cash balances of the Company's subsidiaries. Depreciation expense for the three months was $4,384,609. Amortization expense was comprised of amortization of deferred financing costs related to the Company's Line of Credit and the two subsequent increases to the Line of Credit of $299,022, franchise transfer fees of $28,773, other deferred expenses, such as organization costs, of $13,952 and amortization relating to the restricted stock grants issued at the IPO of $36,979. Real estate and personal property taxes and property insurance for the three month period were $2,310,782. Operating expenses for the office building were $303,979 for the period ended September 30, 1997. The Company reported interest expense for the quarter of $3,978,769, which consists of $302,487 attributable to the indebtedness on the Holiday Inn Select DFW Airport South, $95,692 attributable to the indebtedness on the Courtyard by Marriott Meadowlands, $154,102 attributable to the indebtedness on the Radisson Hotel Arlington Heights, $230,259 attributable to the indebtedness on the DoubleTree Guest Suites Atlanta and $3,196,229 attributable to the borrowings on the Line of Credit. During the quarter, the Company borrowed approximately $10 million to fund renovations and working capital. The minority interest in income for the period was $988,664. The resulting net income applicable to the common stockholders was $6,742,854 or $0.46 per share.

Pro Forma for the Nine Months Ended September 30, 1997

     Pro forma revenues for the nine months ended September 30, 1997, would have been $58,123,569 consisting of Participating Lease revenue of $55,657,670, interest income of $738,688 earned on excess cash balances and office building rental income of $1,727,211. The office building rental income is related to the office building connected to the Marriott West Loop Hotel, which was acquired on June 25, 1997. The office building is currently 77% occupied with two major leases in the process of being negotiated. The office building, which is not part of the Company's business strategy, is not intended to be a long-term asset.

     Pro forma expenses for the period consist of depreciation expense of $12,999,986, real estate and personal property taxes and property insurance of $6,028,916, general and administrative expense of $1,450,116, ground lease expense of $956,518, amortization expense of $1,013,978 and office building operating expense of $962,590. Also included in pro forma expense is interest expense of $5,550,111 relating to the Line of Credit and mortgage indebtedness assumed relating to the Holiday Inn Select DFW Airport South, the Courtyard by Marriott Meadowlands, the Radisson Hotel Arlington Heights and the DoubleTree Guest Suites Atlanta.

Funds from Operations

     Actual Funds from Operations for the nine months and three months ended September 30, 1997, calculated using the NAREIT definition of Funds from Operations, was $25,230,301 and $10,566,784, respectively, which is the sum of net income applicable to common stockholders and the Company's share of depreciation.

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

     The following is a reconciliation of net income applicable to common stockholders to Funds from Operations and illustrates the difference in the two measures of operating performance:

                                                          HISTORICAL                PRO FORMA
                                                         NINE MONTHS               NINE MONTHS
                                                            ENDED                     ENDED
                                                      SEPTEMBER 30, 1997        SEPTEMBER 30, 1997
                                                    --------------------       -------------------
Net income applicable to common
   Stockholders...............................               $17,212,148            $26,277,293
Depreciation (Company share)..................                 8,018,152             11,714,287
                                                    --------------------    -------------------
Funds from Operations.........................               $25,230,301            $37,991,580
                                                    ====================    ===================
Weighted average number of shares of
   common stock outstanding....................               13,768,442             19,710,255

THE LESSEE

     The "Lessee" refers to the consolidated operations of AGH Leasing and Twin Towers Leasing. Twin Towers Leasing commenced operations on June 25, 1997, with the acquisition of the Radisson Twin Towers Hotel in Orlando, Florida. Twin Towers Leasing is owned 51% by AGH Leasing, which is the sole general partner, and 49% by Regent Carolina Corporation, which is an affiliate of the selling entity of the Radisson Twin Towers Orlando and the sole limited partner. Regent Carolina Corporation is allocated 100% of the losses of Twin Towers Leasing up to their capital contribution of $3 million.

Actual for the Nine Months Ended September 30, 1997

     For the nine months ended September 30, 1997, the Lessee's revenues were $117,740,351 consisting of room revenues of $88,220,166, food and beverage revenues of $22,974,602, other revenues of $5,639,468 and an allocation of minority interest for the investment in Twin Towers Leasing of $906,115.

     Participating Lease payments and property operating costs and expenses were $42,108,012 and $76,564,842, respectively. The resulting net loss for the period was $932,503.

     Certain Hotels are performing below the Company's expectations and below last year's performance due to increased market supply, disruptions in operations due to renovations and capital improvements and a slower than expected improvements in operations created by the renovations and rebranding process. Hotels which have completed the renovation process are reflecting marked improvements in operations. The Company expects these trends to continue for the remainder of the current year and into the following year.

Actual for the Three Months Ended September 30, 1997

     For the three months ended September 30, 1997, the Lessee's revenues were $53,319,833 consisting of room revenues of $39,699,809, food and beverage revenues of $10,084,183, other revenues of $2,629,726 and an allocation of minority interest for the investment in Twin Towers Leasing of $906,115.

     Participating Lease payments and property operating costs and expenses were $19,275,779 and $34,387,114, respectively. The resulting net loss for the period was $343,060.

                        SUMMARY OPERATIONAL HIGHLIGHTS

                                                                             THIRD QUARTER
                                                         -------------------------------------------------------
                                                                                  1996                    %
                                                             1997              PROFORMA(1)             CHANGE
                                                         ------------       --------------         -------------
REVENUE PER AVAILABLE ROOM (REVPAR)
  11 hotels not undergoing repositioning                 $     68.89        $       58.80                    17%
  15 hotels undergoing repositioning                     $     61.47        $       58.95                     4%
  All hotels                                             $     64.51        $       58.89                    10%

OCCUPANCY
  11 hotels not undergoing repositioning                          80%                  75%                    6%
  15 hotels undergoing repositioning                              73%                  76%                   (4%)
  All hotels                                                      76%                  76%                    0%

AVERAGE DAILY RATE
  11 hotels not undergoing repositioning                 $     86.60        $       78.24                    11%
  15 hotels undergoing repositioning                     $     84.61        $       77.72                     9%
  All hotels                                             $     85.47        $       77.93                    10%

          (1) In this reference, pro forma results are calculated as if the Company owned all 26 Hotels for the full period from July 1, 1996, through September 30, 1996.

     Revenue per available room (REVPAR) for the Company's 11 Hotels that were not undergoing repositioning during the quarter increased 17% to $68.89, while average daily room rate (ADR) increased 11% to $86.60. Occupancy for these Hotels increased to 80% in the third quarter from 75% in last year's third quarter.

     Excluding the Company's two Atlanta properties, which reflect the impact of the Olympics in last years third quarter, REVPAR increased to $62.61 from $57.31 last year, up 9% on the remaining 13 Hotels experiencing renovation or brand repositioning, reflecting higher rates being generated from those rooms which have been refurbished. These same 13 Hotels increased ADR 13% to $84.63 from $74.96. Occupancy was reduced to 74% from 77%, reflecting the impact of both rooms out-of-service and public area and exterior construction.

     In total, the 26 Hotels currently in the Company's portfolio produced REVPAR for the third quarter of $64.51, an increase of 10%. ADR rose 10% to $85.47 for the three months, while occupancy remained stable at 76%.

Pro Forma Operations for the Nine Months Ended September 30, 1997

     The following table sets forth pro forma financial information for the Lessee, as a percentage of revenue, for the periods indicated:

                                                     NINE MONTHS
                                                        ENDED
                                                  SEPTEMBER 30, 1997
                                                 --------------------
STATEMENTS OF OPERATIONS DATA:

   Room revenue................................           73.8%
   Food and beverage revenue...................           20.8
   Other revenue...............................            4.7
   Minority interest income....................             .7
                                                 -----------------
          Total revenue........................          100.0
   Hotel operating expenses....................           65.4
   Other corporate expenses....................            0.2
   Participating Lease expenses................           36.0
                                                 -----------------
                    Net loss...................           (1.6%)
                                                 =================

                                                     NINE MONTHS
                                                        ENDED
                                                  SEPTEMBER 30, 1997
                                                 --------------------
KEY FACTORS:

   Occupancy...................................           72.6%
   ADR.........................................          $86.01
   REVPAR......................................          $62.43

     The following table sets forth room revenue for each of the Hotels:

                                                                                     PRO FORMA
                                                                                    NINE MONTHS
                                                                                       ENDED
                                                                                 SEPTEMBER 30, 1997
                                                                              ----------------------
     Hotels:

          Holiday Inn Dallas DFW Airport West.............................    $            3,419,265
          Courtyard by Marriott Meadowlands...............................                 3,917,610
          Hampton Inn Richmond Airport....................................                 1,902,403
          Hotel Maison de Ville...........................................                 1,114,912
          Hilton Hotel-Toledo.............................................                 2,767,284
          Holiday Inn Select Dallas DFW Airport South.....................                 6,381,903
          Holiday Inn Select New Orleans International Airport............                 5,249,266
          Hampton Inn Ocean City..........................................                 2,213,687
          Crowne Plaza Madison............................................                 4,236,365
          Holiday Inn Park Center Plaza...................................                 5,137,587
          Wyndham Albuquerque Airport Hotel...............................                 3,274,906
          Wyndham Airport Hotel San Jose..................................                 5,938,630
          Holiday Inn Select Mission Valley...............................                 4,546,934
          Wyndham Safari Lake Buena Vista.................................                 6,648,163
          Holiday Inn Resort Monterey.....................................                 4,270,597
          Hilton Hotel Durham.............................................                 2,775,582
          Radisson Hotel Arlington Heights................................                 3,382,101
          Wyndham Garden Hotel Marietta...................................                 2,722,674
          DoubleTree Guest Suites Hotel...................................                 2,792,321
          Westin Resort Key Largo.........................................                 5,736,225
          Holiday Inn Corporate Center Phoenix............................                 3,219,447
          Hilton Airport Hotel Grand Rapids...............................                 3,448,526
          Holiday Inn Select Bucks County.................................                 4,115,738
          Marriott Houston West Loop......................................                 6,295,693
          Radisson Twin Towers Orlando....................................                13,236,002
          Hilton Hotel Cocoa Beach........................................                 5,181,412
                                                                              ----------------------

          Total (all Hotels)..............................................    $         $113,925,233
                                                                              ======================

     For the nine months ended September 30, 1997, the Lessee would have had pro forma room revenues of $113,925,233 from the Hotels and pro forma total revenues of $154,330,876. Pro forma operating expenses would have been $99,605,706 and pro forma Participating Lease payments would have been $55,657,673.

     Pro forma net loss for the period would have been $932,503.

 LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash to meet its cash requirements, including distributions to stockholders, is its share of the Operating Partnership's cash flow from the Participating Leases. For the nine months ended September 30, 1997, cash flow provided by operating activities, consisting primarily of Participating Lease revenue, was $28,977,818 and Funds from Operations (as previously defined) was $25,230,301. The Lessee's obligations under the Participating Leases are collateralized by the pledge of 275,000 OP Units by the partners of AGH Leasing and the remaining capital of $2.1 million contributed by the 49% limited partner of Twin Towers Leasing. The Lessee's ability to make rent payments under the Participating Leases and the Company's liquidity, including its ability to make distributions to stockholders, are substantially dependent on the ability of the Lessee, AGHI and other operators and managers to generate sufficient cash flow from the operation of the Hotels.

     During the nine months ended September 30, 1997, the Company completed the 1997 Public Offering, producing net proceeds to the Company of $161.7 million. In addition, the Company increased its Line of Credit from $100 million to $150 million in February 1997 and from $150 million to $300 million in June 1997. The June 1997 amendment to the Company's Line of Credit decreased the applicable interest rate from 1.85% plus LIBOR to 1.75% plus LIBOR and increased the advance rate from 40% of the qualified borrowing base to 50% of the qualified borrowing base, subject to other financial ratio tests and limitations. The June 25, 1997, Line of Credit amendment also increased the number of facility banks, led by Societe Generale and Bank One, from five banks to eleven banks. The Company's borrowing capacity under the Line of Credit at September 30, 1997, is approximately $242 million.

     At September 30, 1997, the Company had $1.5 million in cash and cash equivalents and $181 million outstanding under the Line of Credit. The Line of Credit balance outstanding at December 31, 1996, and the additional borrowings made before the Company's 1997 Public Offering were substantially repaid with the net proceeds from the 1997 Public Offering. The Company has subsequently borrowed approximately $181 million to fund property acquisitions, renovations, capital improvements and working capital needs. Borrowings under the Line of Credit bear interest at 30-day, 60-day or 90-day LIBOR (5.66%, 5.69% and 5.77% at September 30, 1997) plus 1.75% per annum, payable monthly in arrears or one-half percent in excess of the prime rate at the option of the Company. While no definitive agreements with respect to the acquisition of any additional hotels have been entered into, the Company expects that during 1997 additional acquisitions will be completed and funded with borrowings under the Line of Credit or permanent debt or equity financing. To the extent that the Line of Credit is not sufficient to make additional property acquisitions, complete the renovation and capital improvement programs and for working capital, the Company expects that it will return to the equity market or will seek alternative financing opportunities.

     Cash and cash equivalents as of September 30, 1997, were $1,537,567. Restricted cash of $653,796 includes escrow deposits on the Holiday Inn Select Dallas DFW Airport South hotel as required by its loan agreement and an escrow deposit used to pay certain unused facility fees under the Line of Credit. Cash flow from operating activities of the Company was $28,977,818 for nine months ended September 30, 1997, which primarily represents the collection of rents under the Participating Leases, less the Company's operating expenses for the period, adjusted for changes in other working capital components. Cash flow used in investing activities during that period in the amount of $298,396,955 resulted from the purchase of and improvements made to the Hotels. Cash flows from financing activities of $267,068,423 during this period was primarily related to the receipt of proceeds from the 1997 Public Offering and borrowings on the Line of Credit, net of principal payments on borrowings and payments for deferred loan costs. The Company also paid dividends of $17,693,156 on common stock and OP Units outstanding.

     To provide for additional financing flexibility, the Company has registered up to an aggregate of $500 million in common stock, $0.01 par value per share, and warrants to purchase common stock pursuant to a shelf registration filed on August 6, 1997, and declared effective by the Securities and Exchange Commission on August 28, 1997. Under the terms of the registration, the Company may decide the amount of securities to sell from time to time. Any proceeds from such a sale would be for various purposes, which may include, without limitation, the repayment of outstanding indebtedness, the acquisition of additional hotels, the improvement and/or expansion of one or more of its hotel properties or for working capital purposes.

     On September 9, 1997, the Company entered into agreements to sell 2,671,705 shares of common stock to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership ("ABKB") and LaSalle Advisors Limited Partnership (together with ABKB "ABKB/LaSalle") at an average price of approximately $25.50 per share. The sale of the shares is scheduled to occur periodically through January 31, 1998, at the option of the Company, subject to the satisfaction of certain customary conditions. The gross proceeds from the sale to ABKB/LaSalle will total approximately $68 million. On November 3, 1997, 688,837 of such shares were sold to certain investment funds and separate accounts advised by ABKB.

     On November 13, 1997, the Company completed a follow-on primary public offering (the "Second 1997 Offering") of 4,250,000 shares of its common stock. The offering price of all shares sold in the Second 1997 Offering was $27.50 per share, resulting in net proceeds of approximately $110.2 million after deducting offering expenses. All of the net proceeds were contributed to AGH GP, Inc. and AGH LP, Inc., which in turn contributed such proceeds to the Operating Partnership in exchange for a 2.9% equity interest in the Operating Partnership for a combined aggregate equity interest in the Operating Partnership of 90.1%.

RENOVATIONS AND OTHER CAPITAL IMPROVEMENTS

     The Participating Leases require the Company to establish annual minimum reserves equal to 4.0% of total revenue of the Hotels which will be utilized by the Lessee for the replacement and refurbishment of FF&E and other capital expenditures to enhance the competitive position of the Hotels. The Company and the Lessee will jointly determine the use of funds in this reserve, and the Company will have the right to approve the Lessee's capital expenditure budgets. While the Company expects its reserve to be adequate to fund recurring capital needs, the Company expects to use cash available for distribution in excess of distributions paid or funds drawn under the Line of Credit or other borrowings or equity to fund additional capital improvements, as necessary, including major renovations at the Company's Hotels.

     The Company has budgeted $117.9 million to fund capital improvements and renovations at the Hotels. As of September 30, 1997, the Company had spent approximately $52.4 million on capital improvements and renovations and the Company has budgeted to spend the remaining $65.5 million on the Hotels during the remainder of 1997, and in 1998 and 1999. In certain circumstances such capital improvements are being completed in connection with franchisor requirements. The following table describes the remaining renovations and improvements (numbers reported in thousands) as of September 30, 1997:

                                                               DESCRIPTION OF                              REMAINING
          HOTELS                                            RENOVATION/IMPROVEMENT                      BUDGETED AMOUNT
          ------                                            ----------------------                      ---------------
Radisson Twin Towers Orlando...................   Upgrade and renovation of guest rooms, public             $  17,109
                                                  areas and exterior.
Radisson Hotel Arlington Heights...............   Upgrade and renovation of guest rooms and public             12,224
                                                  areas as well as addition of approximately 100
                                                  guest rooms.
Marriott Houston West Loop.....................   Upgrade and renovation of guest rooms, public                 7,675
                                                  areas and exterior.
Holiday Inn Select Bucks County................   Upgrade and renovation of guest rooms, public                 4,529
                                                  areas and exterior in connection with conversion
                                                  to the Crowne Plaza brand.
Holiday Inn Resort Monterey....................   Upgrade and renovation of guest rooms and public              4,528
                                                  areas in connection with conversion to the Hilton
                                                  Hotel brand.
Westin Resort Key Largo........................   Upgrade and renovation of guest rooms, public                 3,453
                                                  areas and exterior in connection with the
                                                  conversion to the Westin Resort brand.
Wyndham Garden Hotel Marietta..................   Upgrade and renovation of guest rooms, public                 3,023
                                                  areas and restaurant in connection with the
                                                  conversion to the Wyndham Hotel brand.
Hilton Hotel Cocoa Beach.......................   Upgrade and renovation of guest rooms, public                 2,594
                                                  areas and exterior.
DoubleTree Guest Suites Atlanta................   Upgrade and renovation of guest rooms, atrium                 2,424
                                                  and public areas in connection with conversion to
                                                  the DoubleTree Guest Suites brand.
Hilton Airport Hotel Grand Rapids..............   Upgrade and renovate guest bathrooms and public               1,586
                                                  areas.
Wyndham Safari Lake Buena Vista................   Upgrade and renovation of guest rooms and public              1,466
                                                  areas, including the addition of approximately
                                                  9,000 square feet of convention space as well as
                                                  the addition of extensive landscaping and
                                                  entertainment attractions to hotel exterior and
                                                  courtyard in connection with conversion to the
                                                  Wyndham Hotel brand.

                                                               DESCRIPTION OF                              REMAINING
          HOTELS                                            RENOVATION/IMPROVEMENT                      BUDGETED AMOUNT
          ------                                            ----------------------                      ---------------
Holiday Inn Corporate Center Phoenix...........   Upgrade of guest rooms and public areas in                    1,057
                                                  connection with conversion to the Crowne Plaza
                                                  brand.
Hampton Inn Richmond Airport...................   Upgrade of public areas, guest rooms and                      1,053
                                                  replacement of roof.
Wyndham Albuquerque Airport Hotel..............   Ballroom addition.                                              975
Wyndham Airport Hotel San Jose.................   Upgrade of public areas and guest rooms and                     394
                                                  convert ninth floor to concierge floor in
                                                  connection with conversion to the Wyndham
                                                  Hotel brand.
Holiday Inn Park Center Plaza..................   Ungrade of guest rooms and public areas and                     394
                                                  conversion of the ninth floor to "club" level in
                                                  connection with the conversion to the Crowne
                                                  Plaza brand.
Hilton Hotel Durham............................   Addition of 42 guest rooms and renovation of                    386
                                                  guest rooms and public areas.
Holiday Inn Select Mission Valley..............   Upgrade of guest rooms and public areas in                      307
                                                  connection with conversion to the Holiday Inn
                                                  Select brand.
Hilton Hotel Toledo............................   Upgrade of guest rooms and renovation of public                 222
                                                  areas.
Holiday Inn Select New Orleans
    International Airport......................   Upgrade of guest rooms and public  areas and                     59
                                                  renovation of roof in connection with the
                                                  conversion to the Holiday Inn Select brand.
Holiday Inn Dallas DFW Airport West............   Upgrade of guest rooms and  corridors.                           39
                                                                                                          -------------
                                                             Total (all Hotels)                             $  65,497
                                                                                                          =============

     The Company intends to use borrowings under the Line of Credit and the FF&E reserve established under the Participating Leases to fund these expenditures. There can be no assurance that the Company will be able to complete the scheduled capital improvements within the expected time frames or that the anticipated costs for the capital improvements will not exceed the amounts budgeted for that purpose. Changes in the scope of the work are inherent in large renovation projects such as the ones undertaken by the Company. The Company has increased the scope of the work in certain projects in response to market conditions, building code and other requirements. The Company attempts to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotels' operations; however, the impact of rooms out-of-service and public area construction remains significant. As individual hotels undergo such renovation and capital improvements, their performance may be adversely affected, although such effects are expected to be temporary.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 14, 1997, the Company, as part of the terms of the strategic alliance with Wyndham Hotel Corporation, sold 112,969 shares of restricted common stock at a negotiated price of $22.13 per share. The shares were purchased in connection with the conversion of the LeBaron Airport Hotel to the Wyndham Airport Hotel San Jose. No registration statement was required in connection with this issuance and sale because the transactions did not involve a public offering and were exempt under Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a current report on Form 8-K dated September 9, 1997, reporting that the Company entered into agreements for the sale of 2,671,705 shares of common stock to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership and/or LaSalle Advisors Limited Partnership.

                                   SIGNATURE

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated:  November 13, 1997


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