Form 10-K
period 1997-12-31
AMERICAN GENERAL HOSPITALITY CORP
filed 1998-03-31
CIK 1012967

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1997
                                      OR
          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 For the transition period from _____ to _____

                        Commission file number 1-11903

                   AMERICAN GENERAL HOSPITALITY CORPORATION
            (Exact name of registrant as specified in its charter)


              Maryland                                75-2648842
    (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)              Identification No.)

   5605 MacArthur Blvd., Suite 1200
            Irving, Texas                               75038
(Address of principal executive office)              (Zip Code)


                                (972) 550-6800
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
YES  X   NO
    ---     ---

 INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT OF THIS FORM 10-K. [ ]

 THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK AT MARCH 27, 1998 HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $648,928,767.

 THE NUMBER OF SHARES OF COMMON STOCK OF AMERICAN GENERAL HOSPITALITY CORPORATION OUTSTANDING ON MARCH 27, 1998 WAS 24,315,832.

                  Documents incorporated by reference:  None

================================================================================

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                                     INDEX


                                                                                   FORM 10-K
                                                                                    REPORT
ITEM NO.                                                                              PAGE
-------                                                                               ----
                                    PART 1

1.  Business....................................................................        3
2.  Properties..................................................................       11
3.  Legal Proceedings...........................................................       32
4.  Submission of Matters to a Vote of Security Holders.........................       32

                                    PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters.......       32
6.  Selected Financial Data.....................................................       34
7.  Management's Discussion and Analysis of Financial Condition and Results of
       Operation................................................................       37
7A. Quantitative and Qualitative Disclosures About Market Risk..................       46
8.  Financial Statements and Supplementary Data.................................       46
9.  Changes in and Disagreements With Accountants on Accounting and Financial
       Disclosure...............................................................       46

                                   PART III

10. Directors and Executive Officers of the Registrant..........................       46
11. Executive Compensation......................................................       47
12. Security Ownership of Certain Beneficial Owners and Management..............       54
13. Certain Relationships and Related Transactions..............................       55

                                    PART IV

14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K..........       56

                                  SIGNATURES

                     CAUTIONARY STATEMENT FOR PURPOSES OF
                        THE "SAFE HARBOR" PROVISIONS OF
             THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "RISK FACTORS" AS SET FORTH IN THE PROSPECTUS SUPPLEMENTS TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 (FILE NO.333-33007) AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ITEM 1:  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     American General Hospitality Corporation (the "Company") was incorporated and formed on April 12, 1996, as a Maryland corporation. The Company is a self-administered real estate investment trust ("REIT") that owns a geographically diverse portfolio of primarily full-service hotels. As of March 27, 1998 the Company owned 53 hotels located in 21 states containing an aggregate of approximately 12,600 guest rooms (the "Current Hotels"). Substantially all of the Current Hotels are operated under licensing or franchising agreements with national hotel brands including, but not limited to, Crowne Plaza(R), Hilton(R), Wyndham(R), Marriott(R), Holiday Inn Select(R), Radisson(R), Westin(R), DoubleTree Guest Suites(R), Sheraton (R), Holiday Inn(R) and Hampton Inn(R). On July 31, 1996, the Company commenced operations and completed an Initial Public Offering ("IPO") of an aggregate of approximately 8,075,000 shares of its common stock, $0.01 par value per share, ("Common Stock"). The offering price of all shares sold in the IPO was $17.75 per share, resulting in net proceeds of approximately $129.3 million after deducting IPO expenses.

     Concurrently with the initial closing with respect to the IPO, American General Hospitality Operating Partnership, L.P. (the "Operating Partnership"), acquired directly or indirectly the equity interests in thirteen hotels (the "Initial Hotels"). Since the IPO, the Company has acquired 40 hotels, through March 27, 1998, with an aggregate of 9,535 guestrooms. See "--Recent Developments." In addition, during the fiscal year 1997, the Company raised approximately $326.5 million through public and private issuances of Common Stock. See "--Equity Financing Transactions."

     In order to qualify as a REIT, the Company may not operate hotels. The Company has leased 45 of the Current Hotels to AGH Leasing, L.P. and its subsidiary, Twin Towers Leasing, L.P. ("Twin Towers," and together with AGH Leasing, L.P., "AGH Leasing") and eight of the Current Hotels to independent lessees that are affiliates of Prime Hospitality, Corp. ("Prime"), a NYSE listed company (together, the "Prime Lessee" collectively with AGH Leasing, the "Lessee"), each pursuant to separate participating leases (the "Participating Leases"). The Participating Leases are designed to allow the Company to achieve substantial participation in any future growth of revenues generated at the Current Hotels. Each Participating Lease has a term of ten to twelve years from the inception of the lease, subject to earlier termination upon the occurrence of certain events. Under the Participating Leases, the Lessee is obligated to pay the Company the greater of fixed base rent ("Base Rent") or participating rent ("Participating Rent") based on a percentage of revenues at each of the Current Hotels.

     In addition, AGH Leasing has entered into separate management agreements with American General Hospitality, Inc. ("AGHI"), with respect to 44 hotels, and Wyndham Hotel Corporation ("Wyndham"), with respect to one hotel, to manage the Current Hotels (the "Management Agreements"). AGH Leasing and AGHI are owned, in part, by certain executive officers of the Company. The Prime Lessee manages eight of the Current Hotels, which it leases from the Company. Neither the Company nor members of its management own an interest in, or participate in the management of, the Prime Lessee.

     Concurrent with the IPO, the Company closed on a secured $100 million credit facility (the "Credit Facility") which was used primarily for the acquisition of additional hotels, the renovation of its Current Hotels and for working capital. Since the IPO, the Credit Facility was increased from $100 million to $150 million in February 1997 and from $150 million to $300 million in June 1997. On February 13, 1998, the Company replaced its $300 million Credit Facility with two new unsecured credit facilities with an aggregate principal amount of $600 million (the "New Credit Facilities"). The New Credit Facilities are provided by a consortium of banks led by Societe Generale, Southwest Agency, and Bank One, Texas, N.A., Bank of Nova Scotia and Wells Fargo Bank, National Association. At December 31, 1997 the Company had aggregate borrowings of $41.3 million outstanding under the Credit Facility. Reference is made to "Item 2. Properties Credit Facilities" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" and to Note 3 of Notes to Consolidated Financial Statements of the Company referred to in "Item 8. Financial Statements and Supplementary Data," for information regarding the New Credit Facilities and other outstanding indebtedness.

     On March 15, 1998 the Company and CapStar Hotel Company ("CapStar") entered into a definitive agreement (the "Merger Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions and covenants, to merge as equals (the "Proposed Merger"). Accordingly, no assurance can be given that the Proposed Merger will be consummated. Pursuant to the Merger Agreement, CapStar will spin off (the "Spin-Off") in a taxable transaction, its hotel operations and management business to its current stockholders as a new C-Corporation to be called MeriStar Hotels & Resorts, Inc. ("MeriStar Resorts"). CapStar will subsequently merge with and into the Company, which will qualify as a reorganization under
Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company will be renamed MeriStar Hospitality Corporation if the Proposed Merger is consummated. In a separate transaction, which will close immediately after the closing of the Proposed Merger, MeriStar Resorts will acquire AGH Leasing and AGHI which acquisition is a condition to closing the Proposed Merger. If the Proposed Merger is consummated, MeriStar Resorts will become the lessee and manager of all of the Current Hotels currently leased by AGH Leasing and will have a right of first refusal to become the lessee of hotels acquired by the Company in the future except for the Prime Group II Acquisition hotels.

     The Merger Agreement defines the exchange ratios for both the Company's and CapStar's stockholders. CapStar stockholders will receive one share each of MeriStar Hospitality Corporation and MeriStar Resorts for each CapStar share owned. The Company's stockholders will receive 0.8475 shares of MeriStar Hospitality Corporation for each share of Common Stock owned. Both exchange ratios are fixed, with no adjustment mechanism.

     The Company expects the Proposed Merger to close in June 1998. The Proposed Merger will be submitted for approval at separate meetings of the stockholders of the Company and CapStar. Prior to such stockholder meetings, the Company will file a registration statement with the Securities and Exchange Commission (the "SEC") registering under the Securities Act of 1933, as amended, the shares of MeriStar Hospitality Corporation to be issued in the Proposed Merger.


RECENT DEVELOPMENTS

Recent Acquisitions
-------------------

     During the fiscal year 1997, the Company had completed the acquisition of 14 hotels, with interests in an additional 26 hotels being acquired during the first quarter of 1998 (through March 27). At December 31, 1997 the Company owned 27 hotels with an aggregate of 6,903 guestrooms (the "December 31 Hotels"). Substantially all of the December 31 Hotels are operated under licensing or franchising agreements with national hotel brands, including Crowne Plaza, Hilton, Wyndham, Marriott, Holiday Inn Select, Radisson, Westin, DoubleTree Guest Suites, Holiday Inn and Hampton Inn. The following table provides certain information regarding the December 31 Hotels:


                                          Number of
                                           Hotels            Number of             Aggregate Acquisition
                                          Acquired           Guestrooms                    Price
                                         ----------        --------------          ---------------------
1996                                                                               (dollars in millions)
----
Initial Hotels                                   13                 3,012                         $183.5
4th Quarter                                       2                   694                           49.0

1997
----
1st Quarter                                       5                   927                           84.1
2nd Quarter                                       6                 2,030                          193.8
3rd Quarter                                       -                     -                              -
4th Quarter                                       1                   146                           11.8

Additional guestrooms constructed by
 the Company at its December 31 Hotels                                 94
                                         ----------        --------------          ---------------------
Total                                            27                 6,903                         $522.2
                                         ==========        ==============          =====================


     During the first quarter of 1998 (through March 27), the Company has acquired interests in 26 additional hotels (the "1998 Acquisition Hotels", together with the December 31 Hotels, the "Current Hotels") with purchase prices aggregating approximately $542 million and an aggregate of 5,696 guestrooms, bringing the Company's total portfolio to 53 hotels with an aggregate of approximately 12,600 guestrooms at March 27, 1998. In addition, the Company has entered into contracts to purchase 13 additional hotels containing approximately 2,560 guestrooms for purchases prices aggregating approximately $241 million (the "Proposed Acquisition Hotels", together with the Current Hotels, the "Hotels"). If all of the Proposed Acquisition Hotels are acquired, the Company will have invested approximately $783 million since December 31, 1997 in hotel acquisitions and will own 66 hotels containing more than 15,150 guestrooms, an approximate 120% increase in the Company's hotel portfolio since December 31, 1997, based upon the number of guestrooms. Set forth below is a listing of the 1998 Acquisition Hotels and the Proposed Acquisition Hotels:

                                                                                                          NUMBER OF GUEST
                      HOTEL LOCATION                                    FRANCHISE BRAND                        ROOMS
-----------------------------------------------------------     ----------------------------------     -------------------

1998 ACQUISITION HOTELS
Prime Group I Acquisition
-------------------------
 Las Vegas, Nevada.........................................       St. Tropez All Suite                                 149
 Las Vegas, Nevada.........................................       Crowne Plaza Suites                                  201
 Mahwah, New Jersey........................................       Ramada Inn                                           128
 Mahwah, New Jersey........................................       Sheraton                                             225
 Meriden, Connecticut......................................       Ramada Plaza                                         150
 Mount Arlington, New Jersey...............................       Four Points by Sheraton                              124
 Portland, Oregon..........................................       Crowne Plaza                                         161
 Shelton, Connecticut......................................       Ramada Plaza                                         155

Potomac Portfolio Acquisition
-----------------------------
 Alexandria, Virginia......................................       Ramada                                               258
 Alexandria, Virginia......................................       Holiday Inn Hotel & Suites                           178
 Annapolis, Maryland.......................................       Holiday Inn                                          220
 Hanover (BWI Airport), Maryland (1).......................       Holiday Inn Express                                  159

Holiday Inn O'Hare International Hotel Acquisition
--------------------------------------------------
 Rosemont (O'Hare International Airport), Illinois.........
                                                                  Holiday Inn                                          507
FSA Portfolio Acquisition (2)
----------------------------
 Century City, California..................................       Courtyard by Marriott                                134
 Clearwater Beach, Florida.................................       DoubleTree Resort                                    426
 Clearwater Beach, Florida.................................       Ramada Inn                                           289
 Fort Lauderdale Beach, Florida............................       Holiday Inn                                          240
 Key Largo, Florida (1)....................................       Howard Johnson Resort                                100
 Lake Buena Vista (Walt Disney Village), Florida...........       Courtyard by Marriott                                323
 Maderia Beach, Florida....................................       Holiday Inn                                          149
 Marina Del Rey, California................................       Courtyard by Marriott                                276
 Mystic, Connecticut.......................................       Independent                                           77
 Richmond, Virginia (1)....................................       Holiday Inn                                          280
 Rochester, New York.......................................       Radisson Inn                                         171
 St. Louis (Forest Park), Missouri.........................       Holiday Inn                                          120
 Tampa (Tampa Airport), Florida............................       DoubleTree                                           496
                                                                                                       -------------------

 Total 1998 Acquisition Hotels.............................                                                          5,696
                                                                                                       -------------------


PROPOSED ACQUISITION HOTELS

Prime Group II Acquisition
--------------------------
 Armonk, New York..........................................       Ramada Inn                                           140
 Danbury, Connecticut......................................       Ramada Inn                                           181
 Elmsford, New York........................................       Ramada Inn                                           101
 Fairfield, New Jersey.....................................       Radisson Hotel and Suites                            204
 Fairfield, New Jersey.....................................       Ramada                                               176
 Hasbrouck Heights, New Jersey.............................       Crowne Plaza                                         355
 Jamesburg (Monroe), New Jersey............................       Holiday Inn                                          150


                                                                                                          NUMBER OF GUEST
                      HOTEL LOCATION                                    FRANCHISE BRAND                        ROOMS
-----------------------------------------------------------     ----------------------------------     -------------------
 Princeton, New Jersey.....................................       Holiday Inn                                          240
 Saratoga Springs, New York................................       Sheraton                                             240
 Secaucus, New Jersey......................................       Radisson Suites                                      151
 Trevose, Pennsylvania.....................................       Radisson                                             272

Madison Hotel
-------------
 Madison, Wisconsin........................................       Holiday Inn                                          202

FSA Portfolio Acquisition
-------------------------
 Bloomington, Minnesota....................................       Select Inn                                           148
                                                                                                       -------------------

Total Proposed Acquisition Hotels..........................                                                          2,560
                                                                                                       -------------------

Total 1998 Acquisition Hotels and Proposed
 Acquisition Hotels........................................                                                          8,256
                                                                                                       ===================

(1) Limited-service hotel
(2) The Company intends to sell up to five of the FSA Portfolio Acquisition hotels either as a group or individually although it currently has no binding purchase agreements with respect to such sale.

Equity Financing Transactions
-----------------------------

     On February 7, 1997, the Company completed a follow-on primary offering (the "1997 Public Offering") of 5,800,000 shares of its Common Stock. The Company issued an additional 568,300 shares of Common Stock on March 7, 1997, upon exercise of the underwriters' over-allotment option. The offering price of all shares sold in the 1997 Public Offering was $27.25 per share, resulting in net proceeds of approximately $161.7 million after deducting offering expenses. All of the net proceeds were contributed to AGH GP, Inc. and AGH LP, Inc. which in turn contributed such proceeds to the Operating Partnership.

     On June 27, 1997, the Company issued 266,301 Class B units of limited partnership interest ("OP Units") in the Operating Partnership ("Class B OP Units"), as part of the purchase of the Hilton Hotel Cocoa Beach. At the time of issuance, the Class B OP Units were valued at $24.20 per unit. On July 16, 1997, the Class B OP Units automatically converted into standard OP Units.

     On July 14, 1997, as part of the terms of the strategic alliance between Wyndham and the Company, an affiliate of Wyndham purchased 112,969 shares of restricted common stock at a negotiated price of $22.13 per share. The shares were purchased in connection with the conversion of the LeBaron Airport Hotel to the Wyndham San Jose Airport Hotel. The net proceeds of approximately $2.5 million were contributed to the Operating Partnership

     On August 28, 1997, the SEC declared effective the Company's omnibus shelf registration statement (the "Shelf Registration"), which permits the Company to offer, from time to time, up to an aggregate of $500 million in Common Stock and warrants to purchase Common Stock.

     On October 14, 1997, the Company issued 1,308 shares of Common Stock to the Board of Directors for compensation in accordance with their agreement to serve as directors of the Company. The shares were issued at $26.00 per share.

     On November 1, 1997, the Company publicly sold 688,837 shares of its Common Stock pursuant to the Shelf Registration to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership at a negotiated price of $26.131 per share producing net proceeds of approximately $17.9 million which were contributed to the Operating Partnership. This transaction was completed pursuant to an agreement entered into on September 9, 1997 for the sale of an aggregate of 2,671,705 shares of Common Stock to various institutional investors advised by ABKB/LaSalle Securities Limited Partnership and/or LaSalle Advisors Limited Partnership (the "ABKB/LaSalle Agreements").

     On November 13, 1997, the Company publicly sold 4,250,000 shares of Common Stock at $27.50 per share to the public pursuant to the Shelf Registration (the "Second 1997 Offering"). The net proceeds of this offering of approximately $110 million were contributed to the Operating Partnership in exchange for additional equity interests therein and used primarily to repay borrowings under the Credit Facility.

     On November 30, 1997, the Company privately issued 13,650 Class B OP Units as part of the purchase of the Courtyard by Marriott Durham. At the time of issuance, the Class B OP Units were valued at $26.85 per unit. On December 31, 1997, these Class B OP Units automatically converted into standard OP Units.

     On December 31, 1997, in accordance with the ABKB/LaSalle Agreements, the Company privately sold an additional 1,368,196 shares of Common Stock to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership at a negotiated price of $25.216 generating net proceeds of approximately $34.2 million which were contributed to the Operating Partnership.

     Subsequent to December 31, 1997 the following Equity Financing Transactions occurred:

     On January 2, 1998, in accordance with the ABKB/LaSalle Agreements, the Company privately sold an additional 495,700 shares of Common Stock to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership at a negotiated price of $25.216 generating net proceeds of approximately $12.5 million which were contributed to the Operating Partnership.

     On January 8, 1998, the Company privately issued 518,437 Class B OP Units as part of the purchase price of the Prime Portfolio Group I Hotels ("Prime Group I Acquisition Hotels"). At the time of issuance, the Class B OP Units were valued at $26.697 per unit. On April 16, 1998 the Class B OP Units will automatically convert into standard OP Units.

     On January 15, 1998, in accordance with the ABKB/LaSalle Agreements, the Company privately sold an additional 118,972 shares of Common Stock to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership at a negotiated price of $25.216 generating net proceeds of approximately $3.0 million which were contributed to the Operating Partnership. With this transaction, all shares of Common Stock, which were to be issued pursuant to the ABKB/LaSalle Agreements, had been issued.

     On February 3, 1998, the Company privately issued 1,308,406 Class C OP Units as part of the purchase price of the Holiday Inn O'Hare International Hotel. At the time of issuance, the Class C OP Units were valued at $27.514 per unit. The Class C OP Units bear a preferred annual distribution rate of $1.89 per Class C OP Unit until such time the dividend distribution rate for the Class C OP Units shall equal the distribution rate on the Common Stock. In addition, the holders of the Class C OP Units are entitled to receive additional OP Units if the fair market value of the Common Stock (as reported on the New York Stock Exchange, Inc.) is not trading for at least $30 per share on the anniversary date of the closing of the acquisition.

     On February 18, 1998, the Company sold 1,052,650 shares of Common Stock at $28.25 per share through a public offering pursuant to the Shelf Registration generating net proceeds of approximately $28.3 million, which were contributed to the Operating Partnership and used to repay indebtedness borrowed under the New Credit Facilities.

     On February 23, 1998, the Company sold 1,095,890 shares of Common Stock at $27.375 per share through a public offering pursuant to the Shelf Registration generating net proceeds of approximately $28.4 million, which were contributed to the Operating Partnership and used to repay indebtedness borrowed under the New Credit Facilities.

     On February 27, 1998, the Company sold 362,812 shares of Common Stock at $27.5625 per share through a public offering pursuant to the Shelf Registration generating net proceeds of approximately $9.5 million, which were contributed to the Operating Partnership and used to repay indebtedness borrowed under the New Credit Facilities.

EMPLOYEES

     The Company is self-administered and employs Messrs. Jorns, Wiles, Barr, Valentine and seven additional individuals as well as appropriate support personnel to manage its operations.

ENVIRONMENTAL MATTERS

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the owner's ability to use the property, sell the property or borrow by using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials ("ACMs"), into the environment, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs or other hazardous materials.

     Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated, and these restrictions may require expenditures. In connection with the ownership of the Company's hotels, the Company or a Lessee may be potentially liable for any such costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect the Company's or the Lessee's results of operations and financial condition. Phase I environmental site assessments have been conducted at all of the Hotels, and Phase II environmental site assessments have been conducted at some of the Hotels by qualified independent environmental engineers. The purpose of the environmental site assessments is to identify potential sources of contamination for which the Current Hotels may be responsible and to assess the status of environmental regulatory compliance.
The environmental site assessments have not revealed any environmental liability or compliance concerns that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity, nor is the Company aware of any material environmental liability or concerns. Nevertheless, it is possible that these ESAs did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which the Company is currently unaware.

     In reliance upon the Phase I and Phase II ESAs, the Company believes the Current Hotels are in material compliance with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. Neither the Company nor, to the knowledge of the Company, any of the current owners of the Current Hotels has been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of its hotels.

GROWTH STRATEGIES

Acquisition Strategies:
----------------------

     The Company intends to continue to acquire additional hotels that meet one or more of the investment criteria outlined below. The Company expects to continue to expand and enhance the value of its hotel portfolio by continuing to
(i) make opportunistic acquisitions of full-service hotels and (ii) strategically reposition selected hotels through product upgrades, brand conversions and operational repositionings. The Company will continue to pursue the acquisition of full-service hotels, primarily in the moderate and lower upscale segments at prices which management believes are below replacement cost, and that have attractive yields on investment that the Company believes can be improved over time. The Company employs four professionals devoted exclusively to hotel acquisitions.

     The Company seeks to acquire additional hotels that meet one or more of the following investment criteria:

     . full-service hotels located in major metropolitan markets, including hotels that are in close proximity to the airports that serve such markets, as well as selective prominent hotels in major tourist areas;

     . hotels that are under-performing and are candidates for implementation of market repositioning, franchise conversion and turnaround strategies;

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


Internal Growth:
----------------

     The Company believes that, based on the historical operating results of the December 31 Hotels, the strength of the Company's, AGHI's and the Prime Lessee's existing management teams and the structure of the Participating Leases, the Current Hotels provide the Company with the opportunity for significant revenue growth. The Company believes that it has structured its business relationships with AGHI and each Lessee to provide incentives to operate and maintain the Current Hotels in a manner that will increase hotel revenue and the Company's funds from operations.

     AGHI has extensive experience in managing hotels through all stages of the lodging industry cycle, including industry downturns. During the late 1980's and early 1990's, AGHI managed over 140 different hotels for institutional owners, a substantial number of whom acquired the hotels through foreclosure, thus enhancing AGHI's extensive turnaround and repositioning experience as well as its management depth and operating systems. In addition, the Prime Lessee's management has an established track record of performance and profitability in operating hotels, especially in the northeastern United States.

     The Company believes there is significant potential to increase revenues at its hotels and increase Participating Lease payments by continuing to employ the following strategies:

  .  product repositioning through renovation and refurbishment of the hotels;

  . brand repositioning through conversion to leading national franchise affiliations;

  .  operational repositioning through property-level management and marketing;
     and

  . use of Participating Leases designed to capture increased revenues attributable to improved marketing and yield management techniques that AGHI and the Prime Lessee will continue to employ at the Current Hotels and any additional hotels acquired by the Company and managed by AGHI or operated by the Prime Lessee.

     Product Repositioning.   The Company believes that a regular program of
capital improvements, including replacement and refurbishment of FF&E at the December 31 Hotels, as well as the renovation and redevelopment of selected Hotels, is essential to maintaining the competitiveness of the hotels and maximizing revenue growth. Consistent with this strategy, as of December 31, 1997, the Company had invested approximately $69.0 million in capital improvements and renovations at the December 31 Hotels. The Company has budgeted an additional $60.7 million, an average of approximately $19,395 per guestroom. In addition, the Company has budgeted approximately $111.1 million, an average of approximately $13,227 per guest room, to be spent on capital improvements and renovations at the 1998 Acquisition Hotels and the Proposed Acquisition Hotels, respectively (see "Brand Repositioning" below).

     The Participating Leases require the Company to establish reserves of 4% of total hotel revenue for each of the Current Hotels (which, on a consolidated pro forma basis for the years ended December 31, 1997 and 1996, represented approximately 5.4% and 5.5% of room revenue respectively), which will be utilized by AGH Leasing or the Prime Lessee for the replacement and refurbishment of FF&E and for other capital expenditures designed to enhance the competitive position of the Current Hotels. The Company and AGH Leasing or the Prime Lessee, as the case may be, will agree on the use of funds in this reserve and the Company has the right to approve that Lessee's annual and long-term capital expenditure budgets. While the Company expects its reserves to be adequate to fund recurring capital needs (including periodic renovations), the Company may use funds from operations in excess of distributions paid (subject to federal income tax restrictions on the Company's ability to retain earnings) or funds drawn under the Company's credit facility to fund additional capital improvements as necessary, including major renovations at the Company's hotels.

     Brand Repositioning. The Company believes an opportunity exists in certain major U.S. markets to acquire underperforming hotels that currently operate as independent hotels or under franchise affiliations that have limited brand recognition and convert them to stronger, more nationally recognized brand affiliations, such as Crowne Plaza, DoubleTree, Hilton, Holiday Inn, Holiday Inn Select, Marriott, Wyndham and Westin brands, in order to improve the operating performance at these hotels. These brand conversions are subject to, among other things, final franchisor and lender approval, and there can be no assurance that such brand conversions and repositioning will occur as planned.

     The Company's ability to utilize its brand repositioning strategies will depend on its ability to access financing. The Company plans to use funds available under the New Credit Facilities to implement its conversion and brand repositioning strategy at certain of the Hotels. Substantial renovations of hotels often disrupt the operations of those hotels due to hotel guestrooms and common areas being out of service for extended periods. The Company, however, attempts to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotels' operations.

     Operational Repositioning.   The Company expects to achieve internal growth
through the application of AGHI's and Prime's operating strategies, which stress responsiveness and adaptability to changing market conditions to maximize revenue growth. The Company's objectives include increasing REVPAR through increases in occupancy and ADR through AGHI's and Prime's continuing use of (i) interactive yield management techniques, (ii) highly developed operating systems and controls, (iii) targeted sales and marketing plans, (iv) pro-active financial management, (v) extensive training programs and (vi) an incentive-based compensation structure.

     Participating Leases Structure.   The Participating Leases are designed to
allow the Company to participate in any increased revenues from the hotels in which it invests. The Company also believes that AGHI's and Prime's marketing and yield management techniques contribute to maximizing revenues at the hotels managed by it, thereby increasing the rent payable to the Company by the Lessee under the Participating Leases. While the rent provisions of the Participating Leases are revenue-based, such provisions have been developed with consideration of the fixed and variable nature of hotel operating expenses and changes in operating margins typically associated with increases in revenues.

COMPETITION

     The hotel industry is highly competitive. Each of the Hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, ADR (as defined below) and REVPAR (as defined below) of the Hotels or at hotel properties acquired in the future.

     The Company may be competing for investment opportunities with entities that have substantially greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage, including risks with respect to the creditworthiness of a hotel operator or the geographic proximity of its investments. Competition may generally reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell. Further, the Company believes competition from entities organized for purposes substantially similar to the Company's objectives could increase significantly if the Company is successful. There is no restriction in the Participating Leases or the Management Agreements on the Lessee's or AGHI's ability to lease or manage hotels, which may compete with the Company's hotels. Although not currently anticipated, AGHI and the Lessee may manage or lease (but may not acquire or develop) hotels that compete with the Company's hotels.

SEASONALITY

     The hotel industry is seasonal in nature. Generally, hotel revenue is greater in the second and third quarters of a calendar year, although this may not be true for hotels in major tourist destinations. With the Company's acquisition of the FSA Portfolio Acquisition hotels, which include several hotels in tourist destinations, the Company's portfolio may now produce greater revenues in the first and second quarters. Seasonal variations in revenue at the Hotels may cause quarterly fluctuations in the Company's lease revenue.

TAX STATUS

     The Company elected to be taxed as a REIT under Sections 856 through 860 of the Code of 1986, as amended, commencing with its initial taxable year ending December 31, 1996. As a REIT, the Company (subject to certain exceptions) will not be subject to federal income taxation at the corporate level on its taxable income that is distributed to the stockholders of the Company. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95.0% of its annual taxable income. The Company may, however, be subject to certain state and local taxes on its income and property. In connection with the Company's election to be taxed as a REIT, the Company's Charter imposes restrictions on the transfer of shares of Common Stock. The Company has adopted the calendar year as its taxable year.


ITEM 2:  PROPERTIES


     The Current Hotels are operated under different national hotel brands and include 48 full-service hotels and five limited-service hotels. In addition, the Company plans to reposition certain of the Current Hotels, through an upgrade and conversion into hotels that operate under the Wyndham Hotel, Hilton Hotel, Crowne Plaza, Westin, Sheraton, Marriott, Holiday Inn Select and Radisson brands. The Company believes that, following such upgrading and conversion, these hotels will experience increases in occupancy and room rates as a result of the new franchisors' national brand recognition, reservation systems and group sales organizations.

     The following table sets forth certain information with respect to the Hotels and their statistical operating results for the full year 1997 and 1996, including their average daily rate ("ADR"), occupancy and revenue per available room ("REVPAR").

                                                    Year Built/
                     Hotel                           Acquired         1996(1)          1997(1)      % Change
------------------------------------------------   -------------  --------------   --------------  -----------
December 31 Hotels
------------------
Holiday Inn Dallas DFW Airport West(2)
Bedford, Texas..................................      1974/1995
   Occupancy....................................                        72.5%           81.1%        11.9%
   ADR..........................................                    $  63.57       $   62.53         (1.6)
   REVPAR.......................................                    $  46.11       $   50.70         10.0
Courtyard by Marriott Meadowlands(2)
Secaucus, New Jersey............................      1989/1994
   Occupancy....................................                        80.3%           85.9%         7.0%
   ADR..........................................                    $  92.16       $  103.25         12.0
   REVPAR.......................................                    $  73.99       $   88.67         19.8
Hampton Inn Richmond Airport(2)
Richmond, Virginia..............................      1987/1995
   Occupancy....................................                        74.0%           81.8%        10.5%
   ADR..........................................                    $  60.67       $   66.63          9.8
   REVPAR.......................................                    $  44.89       $   54.51         21.4
Hotel Maison de Ville(2)
New Orleans, Louisiana..........................      1788/1994
   Occupancy....................................                        66.2%           68.7%         3.8%
   ADR..........................................                    $ 241.64       $  260.56          7.8
   REVPAR.......................................                    $ 159.85       $  179.09         12.0
Hilton Hotel Toledo(2)
Toledo, Ohio....................................      1987/1996
   Occupancy....................................                        70.6%           67.4%       (4.5)%
   ADR..........................................                    $  63.52        $  67.80          6.7
   REVPAR.......................................                    $  44.84        $  45.71          1.9
Holiday Inn Select Dallas DFW Airport South(2)
Irving, Texas...................................      1974/1996
   Occupancy....................................                        75.6%           73.9%       (2.3)%
   ADR..........................................                    $  75.49       $   77.92          3.2
   REVPAR.......................................                    $  57.05       $   57.59          1.0
Holiday Inn Select New Orleans International
 Airport(2)
Kenner, Louisiana...............................      1973/1996
   Occupancy....................................                        74.6%           74.8%         0.3%
   ADR..........................................                    $  80.09        $  84.29          5.2
   REVPAR.......................................                    $  59.74        $  63.03          5.5
Hampton Inn Ocean City(2)
Ocean City, Maryland............................      1989/1996
   Occupancy....................................                        50.4%           47.3%       (6.2)%
   ADR..........................................                    $  78.07       $   85.21          9.2
   REVPAR.......................................                    $  39.31       $   40.32          2.6
Crowne Plaza Madison
Madison, Wisconsin..............................      1987/1996
   Occupancy....................................                        76.5%           74.3%       (2.9)%
   ADR..........................................                    $  82.39        $  91.48         11.0
   REVPAR.......................................                    $  63.04        $  67.98          7.8
Holiday Inn Park Center Plaza(3)(4)
San Jose, California............................      1975/1996
   Occupancy....................................                        74.7%           70.2%       (6.0)%
   ADR..........................................                    $  87.95        $ 111.80         27.1
   REVPAR.......................................                    $  65.69        $  78.48         19.5
Wyndham Albuquerque Airport Hotel
Albuquerque, New Mexico.........................      1972/1996
   Occupancy....................................                        80.4%           75.3%       (6.3)%
   ADR..........................................                    $  56.08        $  60.67          8.2
   REVPAR.......................................                    $  45.07        $  45.70          1.4
Wyndham San Jose Airport Hotel
San Jose, California............................      1973/1996
   Occupancy....................................                        73.6%           59.3%      (19.4)%
   ADR..........................................                    $  77.13        $ 115.93         50.3
   REVPAR.......................................                    $  56.80        $  68.76         21.1

                                                    Year Built/
                     Hotel                           Acquired         1996(1)          1997(1)      % Change
------------------------------------------------   -------------  --------------   --------------  -----------
Holiday Inn Select Mission Valley
San Diego, California...........................      1970/1996
   Occupancy....................................                        67.4%           72.6%         7.7%
   ADR..........................................                    $  67.29        $  71.99          7.0
   REVPAR.......................................                    $  45.32        $  52.25         15.3
Wyndham Safari Resort Lake Buena Vista
Orlando, Florida................................      1985/1996
   Occupancy....................................                        72.5%           66.3%       (8.6)%
   ADR..........................................                    $  61.12        $  73.67         20.5
   REVPAR.......................................                    $  44.31        $  48.81         10.2
Holiday Inn Resort Monterey(4)(5)
Monterey, California............................      1971/1996
   Occupancy....................................                        67.4%           66.4%       (1.5)%
   ADR..........................................                    $ 100.44        $ 107.33          6.9
   REVPAR.......................................                    $  67.72        $  71.29          5.3
Hilton Hotel Durham
Durham, North Carolina..........................      1987/1997
   Occupancy....................................                        75.1%           70.4%       (6.3)%
   ADR..........................................                    $  83.90        $  89.23          6.4
   REVPAR.......................................                    $  63.04        $  62.80         (0.4)
Wyndham Garden Hotel Marietta
Marietta, Georgia...............................      1985/1997
   Occupancy....................................                        63.7%           60.8%       (4.6)%
   ADR..........................................                    $  82.77        $  74.55         (9.9)
   REVPAR.......................................                    $  52.72        $  45.31        (14.1)
Westin Resort Key Largo
Key Largo, Florida..............................      1985/1997
   Occupancy....................................                        76.6%           76.8%         0.3%
   ADR..........................................                    $ 118.80        $ 126.87          6.8
   REVPAR.......................................                    $  90.97        $  97.19          6.8
DoubleTree Guest Suites Atlanta
Atlanta, Georgia................................      1985/1997
   Occupancy....................................                        70.6%           61.4%      (13.0)%
   ADR..........................................                    $ 107.96        $ 104.90         (2.9)
   REVPAR.......................................                    $  76.23        $  64.42        (15.5)
Radisson Hotel Arlington Heights(2)
Arlington Heights, Illinois.....................      1981/1997
   Occupancy....................................                        70.2%           74.5%         6.1%
   ADR..........................................                    $  76.91        $  81.72          6.3
   REVPAR.......................................                    $  54.00        $  60.88         12.7
Holiday Inn Select Bucks County(3)(4)
Trevose, Pennsylvania...........................      1987/1997
   Occupancy....................................                        73.3%           74.4%         1.5%
   ADR..........................................                    $  83.92        $  89.89          7.1
   REVPAR.......................................                    $  61.51        $  66.87          8.7
Hilton Hotel Cocoa Beach
Cocoa Beach, Florida............................      1986/1997
   Occupancy....................................                        71.3%           72.2%         1.3%
   ADR..........................................                    $  71.64        $  83.31         16.3
   REVPAR.......................................                    $  51.10        $  60.11         17.6
Radisson Twin Towers Orlando
Orlando, Florida................................      1972/1997
   Occupancy....................................                        75.6%           78.5%         3.8%
   ADR..........................................                    $  70.58        $  81.10         14.9
   REVPAR.......................................                    $  53.34        $  63.64         19.3
Crowne Plaza Phoenix
Phoenix, Arizona................................      1981/1997
   Occupancy....................................                        71.6%           63.7%      (11.0)%
   ADR..........................................                    $  67.03        $  72.83          8.7
   REVPAR.......................................                    $  47.99        $  46.29         (3.5)

                                                    Year Built/
                     Hotel                           Acquired         1996(1)          1997(1)      % Change
------------------------------------------------   -------------  --------------   --------------  -----------
Hilton Airport Hotel Grand Rapids
Grand Rapids, Michigan..........................      1979/1997
   Occupancy....................................                       67.4 %          64.7 %        (4.0)%
   ADR..........................................                    $  79.24        $  84.38          6.5
   REVPAR.......................................                    $  53.42        $  54.61          2.2
Marriott Houston West Loop
Houston, Texas..................................      1976/1997
   Occupancy....................................                       72.1 %          72.6 %         0.7 %
   ADR..........................................                    $  87.36        $ 103.60         18.6
   REVPAR.......................................                    $  62.95        $  75.25         19.5
Courtyard by Marriott Durham(2)(14)                   1996/1997
Durham, North Carolina..........................
   Occupancy....................................                         n/a            73.2 %        n/a
   ADR..........................................                         n/a        $  78.98          n/a
   REVPAR.......................................                         n/a        $  57.82          n/a
==============================================================================================================

TOTAL DECEMBER 31 HOTELS
   Occupancy....................................                       72.4 %          71.2 %        (1.7)%
   ADR..........................................                    $  77.28        $  85.82         11.1
   REVPAR.......................................                    $  55.98        $  61.07          9.1
==============================================================================================================

1998 Acquisition Hotels
------------------------------------------------
Crowne Plaza Suites Las Vegas
Las Vegas, Nevada...............................      1989/1998
   Occupancy....................................                       83.6  %         78.3 %        (6.3)%
   ADR..........................................                    $ 101.41        $  98.06         (3.3)
   REVPAR.......................................                    $  84.77        $  76.74         (9.5)
St. Tropez Suites Las Vegas
Las Vegas, Nevada...............................      1986/1998
   Occupancy....................................                       70.8 %          72.5 %         2.4 %
   ADR..........................................                    $ 107.00        $ 107.83          0.8
   REVPAR.......................................                    $  75.74        $  78.21          3.3
Ramada Inn Mahwah(4)(6)
Mahwah, New Jersey..............................      1982/1998
   Occupancy....................................                       72.5 %          74.2 %         2.3 %
   ADR..........................................                    $  70.49        $  77.69         10.2
   REVPAR.......................................                    $  51.10        $  57.65         12.8
Sheraton Crossroads Hotel Mahwah
Mahwah, New Jersey..............................      1986/1998
   Occupancy....................................                       76.8 %          76.7 %        (0.1)%
   ADR..........................................                    $  93.57        $ 103.58         10.7
   REVPAR.......................................                    $  71.82        $  79.45         10.6
Ramada Plaza Meriden(4)(6)
Meriden, Connecticut............................      1985/1998
   Occupancy....................................                       67.6 %          69.3 %         2.5 %
   ADR..........................................                    $  66.15        $  70.18          6.1
   REVPAR.......................................                    $  44.71        $  48.66          8.8
Four Points Hotel Mt Arlington
Mt. Arlington, New Jersey.......................      1984/1998
   Occupancy....................................                       73.8 %          72.6 %        (1.6)%
   ADR..........................................                    $  88.69        $  95.62          7.8
   REVPAR.......................................                    $  65.48        $  69.45          6.1
Crowne Plaza Portland
Portland, Oregon................................      1988/1998
   Occupancy....................................                       75.3 %          70.4 %        (6.5)%
   ADR..........................................                    $  95.02        $ 102.37          7.7
   REVPAR.......................................                    $  71.54        $  72.09          0.8
Ramada Plaza Hotel Shelton(4)(6)
Shelton, Connecticut............................      1989/1998
   Occupancy....................................                       69.8 %          72.0 %         3.2 %
   ADR..........................................                    $  98.58        $ 112.30         13.9
   REVPAR.......................................                    $  68.79        $  80.87         17.6

                                                    Year Built/
                     Hotel                           Acquired         1996(1)          1997(1)      % Change
------------------------------------------------   -------------  --------------   --------------  -----------
Ramada Old Town Alexandria(4)(8)
Alexandria, Virginia............................      1975/1998
   Occupancy....................................                       63.8 %          62.8 %        (1.6)%
   ADR..........................................                    $  90.32        $  94.47          4.6
   REVPAR.......................................                    $  57.61        $  59.36          3.1
Holiday Inn Historic District Alexandria
Alexandria, Virginia............................      1985/1998
   Occupancy....................................                       70.4 %          71.8 %         2.0 %
   ADR..........................................                    $  92.51        $ 101.20          9.4
   REVPAR.......................................                    $  65.13        $  72.68         11.6
Holiday Inn Annapolis
Annapolis, Maryland.............................      1975/1998
   Occupancy....................................                       62.0 %          59.4 %        (4.2)%
   ADR..........................................                    $  78.00        $  82.51          5.8
   REVPAR.......................................                    $  48.38        $  49.00          1.3
Holiday Inn Express BWI Airport
Hanover, Maryland...............................      1988/1998
   Occupancy....................................                       79.3 %          83.0 %         4.7 %
   ADR..........................................                    $  60.39        $  65.10          7.8
   REVPAR.......................................                    $  47.88        $  54.02         12.8
Holiday Inn Chicago O'Hare International(3)(4)
Rosemont, Illinois..............................      1975/1998
   Occupancy....................................                       75.2 %          78.6 %         4.5 %
   ADR..........................................                    $  92.93        $  99.15          6.7
   REVPAR.......................................                    $  69.90        $  77.89         11.4
Courtyard by Marriott Century City(2)
Century City, California........................      1986/1998
   Occupancy....................................                       77.9 %          84.1 %         8.0 %
   ADR..........................................                    $ 100.30        $ 106.02          5.7
   REVPAR.......................................                    $  78.12        $  89.13         14.1
Ramada Inn Gulfview Clearwater Beach
Clearwater Beach, Florida.......................      1969/1998
   Occupancy....................................                       54.4 %          60.7 %        11.6 %
   ADR..........................................                    $  62.45        $  72.85         16.7
   REVPAR.......................................                    $  33.95        $  44.19         30.2
DoubleTree Resort Surfside Clearwater Beach
Clearwater Beach, Florida.......................      1980/1998
   Occupancy....................................                       55.9 %          70.9 %        26.8 %
   ADR..........................................                    $  87.24        $ 101.12         15.9
   REVPAR.......................................                    $  48.75        $  71.72         47.1
Holiday Inn Ft. Lauderdale Beach
Ft. Lauderdale, Florida.........................      1969/1998
   Occupancy....................................                       70.8 %          77. 2%         9.0 %
   ADR..........................................                    $  68.47        $  75.95         10.9
   REVPAR.......................................                    $  48.51        $  58.66         20.9
Howard Johnson Resort Key Largo(2)(4)(7)
Key Largo, Florida..............................      1971/1998
   Occupancy....................................                       84.0 %          83.4 %         1.6 %
   ADR..........................................                    $  78.56        $  86.06          9.5
   REVPAR.......................................                    $  65.99        $  71.77          8.8
Courtyard by Marriot Disney Village(2)
Lake Buena Vista, Florida.......................      1972/1998
   Occupancy....................................                       92.8 %          93.8 %        (0.7)%
   ADR..........................................                    $  88.93        $ 105.41         18.5
   REVPAR.......................................                    $  82.53        $  98.89         19.8
Holiday Inn Madeira Beach
Madeira Beach, Florida..........................      1972/1998
   Occupancy....................................                       67.0 %          55.8 %       (16.7)%
   ADR..........................................                    $  74.35        $  77.36          4.1
   REVPAR.......................................                    $  49.79        $  43.16        (13.3)

                     Hotel                           Acquired         1996(1)          1997(1)      % Change
------------------------------------------------   -------------  --------------   --------------  -----------
Courtyard by Marriot Marina del Rey
Marina del Rey, California......................      1976/1998
   Occupancy....................................                       77.6 %          90.4 %        16.5 %
   ADR..........................................                    $  70.59        $  79.78         13.2
   REVPAR.......................................                    $  54.79        $  72.09         31.6
The Lodge at the Seaport Mystic(2)
Mystic, Connecticut.............................      1967/1998
   Occupancy....................................                       57.9 %          58.0 %         0.2 %
   ADR..........................................                    $  68.99        $  77.63         12.5
   REVPAR.......................................                    $  39.92        $  45.06         12.9
Holiday Inn Richmond West
Richmond, Virginia..............................      1975/1998
   Occupancy....................................                       58.2 %          60.9 %         4.6 %
   ADR..........................................                    $  57.33        $  59.67          4.1
   REVPAR.......................................                    $  33.34        $  36.36          9.1
Radisson Inn Rochester
Rochester, New York.............................      1971/1998
   Occupancy....................................                       71.1 %          72.0 %         1.3 %
   ADR..........................................                    $  61.71        $  65.23          5.7
   REVPAR.......................................                    $  43.85        $  46.95          7.1
Holiday Inn Forest Park St. Louis(3)(4)
St. Louis, Missouri.............................      1978/1998
   Occupancy....................................                       76.0 %          75.3 %        (0.9)%
   ADR..........................................                    $  67.05        $  70.63          5.3
   REVPAR.......................................                    $  50.93        $  53.21          4.5
DoubleTree Hotel Tampa Airport
Tampa, Florida..................................      1972/1998
   Occupancy....................................                       49.7 %          68.3 %        37.4 %
   ADR..........................................                    $  47.28        $  64.05         35.5
   REVPAR.......................................                    $  23.48        $  43.73         86.2
==============================================================================================================
TOTAL 1998 ACQUISITION HOTELS
   Occupancy....................................                       68.9 %          73.1 %         6.1 %
   ADR..........................................                    $  79.98        $  87.43          9.3
   REVPAR.......................................                    $  55.15        $  63.93         15.9
==============================================================================================================

Proposed Acquisition Hotels
------------------------------------------------
Select Inn Bloomington(10) (13)
Bloomington, Minnesota..........................           1962
   Occupancy....................................                       n/a             n/a         n/a
   ADR..........................................                       n/a             n/a         n/a
   REVPAR.......................................                       n/a             n/a         n/a
Ramada Madison(2)(9)
Madison, Wisconsin..............................           1965
   Occupancy....................................                       52.3 %          44.2 %       (15.5)%
   ADR..........................................                    $  53.46        $  54.75          2.4
   REVPAR.......................................                    $  27.98        $  24.22        (13.4)
Ramada Inn Elmsford(11)
Elmsford, New Jersey............................           1973
   Occupancy....................................                       84.1 %          82.4 %        (2.0)%
   ADR..........................................                    $  83.08        $  93.02         12.0
   REVPAR.......................................                    $  69.85        $  76.64          9.7
Radisson Suites Secaucus(4)(6)(11)
Secaucus, New Jersey............................           1988
   Occupancy....................................                       76.6 %          78.5 %         2.5 %
   ADR..........................................                    $  99.72        $ 108.22          8.5
   REVPAR.......................................                    $  76.36        $  84.91         11.2
Radisson Hotel & Suites Fairfield(11)                      1983
Fairfield, New Jersey...........................                       74.2 %          73.4 %        (1.1)%
   Occupancy....................................                    $  98.89        $ 111.82         13.1
   ADR..........................................                    $  73.37        $  82.13         11.9
   REVPAR.......................................

                                                    Year Built/
                     Hotel                           Acquired         1996(1)          1997(1)      % Change
------------------------------------------------   -------------  --------------   --------------  -----------
Radisson Hotel Trevose(11)
Trevose, Pennsylvania...........................           1973
   Occupancy....................................                       67.0 %          68.6 %         2.4 %
   ADR..........................................                    $  71.85        $  77.74          8.2
   REVPAR.......................................                    $  48.11        $  53.35         10.9
Sheraton Hotel Saratoga Springs(11)
Saratoga Springs, New York......................           1983
   Occupancy....................................                       65.1 %          69.4 %         6.6 %
   ADR..........................................                    $ 106.70        $ 114.28          7.1
   REVPAR.......................................                    $  69.43        $  79.32         14.2
Ramada Inn Danbury(11)
Danbury, Connecticut............................           1972
   Occupancy....................................                       71.2 %          71.5 %         0.4 %
   ADR..........................................                    $  63.53        $  69.34          9.2
   REVPAR.......................................                    $  45.22        $  49.59          9.7
Ramada Inn Armonk(4)(6)(11)
Armonk, New York................................           1974
   Occupancy....................................                       77.3 %          82.3 %         6.5 %
   ADR..........................................                    $  83.95        $  94.02         12.0
   REVPAR.......................................                    $  64.92        $  77.37         19.2
Ramada Inn Fairfield(4)(6)(11)
Fairfield, New Jersey...........................           1972
   Occupancy....................................                       72.4 %          71.7%         (1.0)%
   ADR..........................................                    $  71.56        $  78.62          9.9
   REVPAR.......................................                    $  51.80        $  56.35          8.9
Holiday Inn Princeton(11)
Princeton, New Jersey...........................           1982
   Occupancy....................................                       63.0 %          66.5 %         5.6 %
   ADR..........................................                    $  78.70       $   88.95         13.0
   REVPAR.......................................                    $  49.54       $   59.16         19.4
Crowne Plaza Hotel Hasbrouck Heights(11)
Hasbrouck Heights, New Jersey...................           1975
   Occupancy....................................                       53.9 %          71.5 %        32.7 %
   ADR..........................................                    $  90.51       $   99.95         10.4
   REVPAR.......................................                    $  48.78       $   71.43         46.4

==============================================================================================================
TOTAL PROPOSED ACQUISITION HOTELS
   Occupancy....................................                       66.5 %          70.2 %         5.6 %
   ADR..........................................                    $  82.97       $   92.32         11.3
   REVPAR.......................................                    $  55.17       $   64.84         17.5
==============================================================================================================

==============================================================================================================
TOTAL ALL HOTELS
   Occupancy....................................                       70.2 %          71.8 %         2.3 %
   ADR..........................................                    $  79.14       $   87.45         10.5
   REVPAR.......................................                    $  55.53       $   62.76         13.0
==============================================================================================================


(1) The information included in this table with respect to the Hotels, for periods prior to their acquisition by the Company, was obtained from the prior owners.
(2)  This hotel was managed by AGHI prior to its acquisition by the Company.
(3) The Company plans to reposition this hotel and convert it to a hotel that operates under the Crowne Plaza brand.
(4) There can be no assurance that the brand conversion and repositioning of this hotel will occur as planned.
(5) The Company plans to reposition this hotel and convert it to a hotel that operates under the Hilton Hotel brand.
(6) The Company plans to reposition this hotel. The franchise brand has not been determined.
(7) The Company plans to reposition this hotel and convert it to a hotel that operates under the Courtyard by Marriott brand.
(8) The Company plans to reposition this hotel and convert it to a hotel that operates under the Holiday Inn Select brand.
(9) This hotel is currently being redeveloped. Upon completion of the construction of the hotel, the Company plans to operate the hotel under the Holiday Inn brand.
(10) The Company expects to acquire this Proposed Acquisition Hotel during the second quarter of 1998.

(11) The Company expects to acquire this Proposed Acquisition Hotel between September 1998 and March 1999.
(12) This hotel was opened for business in April 1997.
(13) The Company will hold a net lease only on this hotel.


THE PARTICIPATING LEASES

     In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership may operate hotels or related properties.

AGH Leasing

     The Operating Partnership leases 45 of the Current Hotels to AGH Leasing for a term of twelve years from the inception of the lease pursuant to separate Participating Leases that provide for rent equal to the greater of Base Rent or Participating Rent. In addition, the Company and the AGH Leasing are party to a Lease Master Agreement (the "Lease Master Agreement"), which sets forth the terms of a pledge of 275,000 OP Units by the partners of AGH Leasing (the "AGH Leasing Pledge") and certain other matters. Each Participating Lease with AGH Leasing contains terms substantially similar to those described below. If the Proposed Merger is consummated, then the Lease Master Agreement will be terminated.

     Participating Lease Terms.   Each Participating Lease has a term of twelve
years from the date of the Company's acquisition of the hotel subject to such lease, subject to earlier termination upon the occurrence of certain contingencies described in the Participating Lease.

     Base Rent; Participating Rent; Additional Charges.   Each Participating
Lease requires AGH Leasing to pay (i) fixed weekly Base Rent, (ii) on a monthly basis, the excess of Participating Rent over Base Rent, with Participating Rent based on certain percentages of room revenue, food and beverage revenue and telephone and other revenue at each Current Hotel, and (iii) certain other amounts, including interest accrued on any late payments or charges
("Additional Charges"). Base Rent and Participating Rent departmental thresholds (departmental revenue on which the rent percentage is based) are increased annually by a percentage equal to the percentage increase in the Consumer Price Index ("CPI") (CPI percentage increase plus 0.75% in the case of the Participating Rent departmental revenue thresholds) compared to the prior year. Base Rent is payable weekly in arrears. Participating Rent is payable in arrears based on a predetermined monthly schedule. The monthly departmental thresholds and the weekly Base Rent are set based on the each hotel's annual budget, which reflects the seasonal variations in the hotel's revenues. Participating Rent payments during each calendar quarter will be adjusted at the end of each quarter to reflect actual results. A final adjustment of the Participating Rent for each fiscal year will be made, based on audited statements of revenue for each hotel.

Prime Lessee

     The Operating Partnership leases eight of the Current Hotels to the Prime Lessee for a term of ten years from the inception of the lease pursuant to separate Participating Leases that provide for rent equal to the greater of Base Rent or Participating Rent. The Participating Lease with the Prime Lessee prohibit the Company from selling the hotels for a period of three years but otherwise have terms and conditions substantially similar to the Participating Leases with AGH Leasing.

     Participating Lease Terms.   Each Participating Lease has a term of ten
years from the date of the Company's acquisition of the hotel subject to such lease, subject to earlier termination upon the occurrence of certain contingencies described in the Participating Lease.

     Base Rent; Participating Rent; Additional Charges.   Each Participating
Lease requires the Prime Lessee to pay (i) fixed weekly Base Rent, (ii) on a monthly basis, the excess of Participating Rent over Base Rent, with Participating Rent based on certain percentages of room revenue, food and beverage revenue and telephone and other revenue at each Current Hotel, and
(iii) certain other amounts, including interest accrued on any late payments or charges ("Additional Charges"). Base Rent and Participating Rent departmental thresholds (departmental revenue on which the rent percentage is based) are increased annually by a percentage equal to the percentage increase in the CPI. Certain of the Participating Leases with the Prime Lessee contain provisions for an additional 0.75% increase to the Participating Rent departmental revenue thresholds compared to the prior year. Base Rent is payable monthly in advance. Participating Rent is payable in arrears based on a predetermined monthly schedule. The monthly departmental thresholds and the monthly Base Rent are set based on the each hotel's annual budget, which reflects the seasonal variations in the hotel's revenues. Participating Rent payments during each calendar quarter will be adjusted at the end of each quarter to reflect actual results. A final adjustment of the Participating Rent for each fiscal year will be made, based on audited statements of revenue for each hotel.

     The table below sets forth (i) the lease expiration date, (ii) the Base Rent, (iii) the pro forma total revenue and (iv) the pro forma rent that would have been paid for each hotel pursuant to the terms of the Participating Leases based on the historical revenues for the year ended December 31, 1997, as if the Company had owned the hotels and the Participating Leases were in effect during such twelve-month period and January 1, 1997 was the beginning of the lease year.


                                                                                Year Ended December 31, 1997
                                                                  --------------------------------------------------------------
                                                                                                 Pro Forma Participating Rent(1)
                                                      Lease                                      --------------------------------
                                                    Expiration     Base Rent
                                                       Date        (dollars         Pro Forma
                                                      (month/         in              Total                             Telephone
                Hotel Properties                       year)      thousands)(1)     Revenue(2)    Room        F&B       and  Other
-----------------------------------------------     ----------    -------------     ----------   --------    -------    ----------
December 31 Hotels
------------------------------------------------

Holiday Inn Dallas DFW Airport West
Bedford, Texas..................................       7/08         $    860         $  6,184    $  1,822    $    99      $   50

Courtyard by Marriott Meadowlands(3)
Secaucus, New Jersey............................       7/08              983          5,909         2,484           -         67

Hampton Inn Richmond Airport
Richmond, Virginia..............................       7/08              551          2,592         1,247           -         38

Hotel Maison de Ville
New Orleans, Louisiana..........................       7/08              283          2,213           501          39         14

Hilton Hotel Toledo
Toledo, Ohio....................................       7/08              865          6,321         1,048         277         58

Holiday Inn Select Dallas DFW Airport South
Irving, Texas...................................       7/08            2,554         12,275         3,488         482         57

Holiday Inn Select New Orleans International
 Airport
Kenner, Louisiana...............................       7/08            2,182          8,783         3,400         153        110

Hampton Inn Ocean City
Ocean City, Maryland............................       7/08              800          2,542         1,155           -         28

Crowne Plaza Madison
Madison, Wisconsin..............................       7/08            1,750          8,345         2,564         284         93

Holiday Inn Park Center Plaza
San Jose, California............................       7/08            1,400          9,070         2,873          76        214

Wyndham Albuquerque Airport Hotel
Albuquerque, New Mexico.........................       7/08            1,450          6,297         1,565          81         62

Wyndham San Jose Le Baron Airport Hotel
San Jose, California............................       7/08            2,100         11,199         3,896         175        133

Holiday Inn Select Mission Valley
San Diego, California...........................       7/08            1,800          7,516         2,536          63         83

Wyndham Safari Resort Lake Buena Vista
Orlando, Florida................................      10/08            5,044         10,365         4,856          50        420

Holiday Inn Resort Monterey
Monterey, California............................      11/08            1,279          6,497         1,916          28         99

                                                                                Year Ended December 31, 1997
                                                                  --------------------------------------------------------------
                                                                                                 Pro Forma Participating Rent(1)
                                                      Lease                                      --------------------------------
                                                    Expiration     Base Rent
                                                       Date        (dollars         Pro Forma
                                                      (month/         in              Total                             Telephone
                Hotel Properties                       year)      thousands)(1)     Revenue(2)    Room        F&B       and  Other
-----------------------------------------------     ----------    -------------     ----------   --------    -------    ----------
Hilton Hotel Durham
Durham, North, Carolina.........................      1/09             1,112            5,652      1,596        160          50

Wyndham Garden Hotel Marietta
Marietta, Georgia...............................      3/09             1,350            5,105      1,269        114          75

Westin Resort Key Largo
Key Largo, Florida..............................       3/09            2,184            9,896      2,804         74         119

DoubleTree Guest Suites Atlanta
Atlanta, Georgia................................       3/09            1,373            4,711      1,616         51          49

Radisson Hotel Arlington Heights
Arlington Heights, Illinois.....................       2/09              922            5,236      1,854        135          68

Holiday Inn Select Bucks County
Trevose, PA.....................................       6/09            1,758            8,088      2,373        210          77

Hilton Hotel Cocoa Beach
Cocoa Beach, FL.................................       6/09            1,832            8,362      2,649        135          98

Radisson Twin Towers Orlando
Orlando, FL.....................................       6/09            5,881           25,008     10,912        730         469

Crowne Plaza Phoenix
Phoenix, AZ (4).................................       4/09            1,376            6,002      1,192        123          61

Hilton Airport Hotel Grand Rapids
Grand Rapids, MI................................       4/09            1,378            7,660      1,553        504          96

Marriott Houston West Loop
Houston, TX.....................................       6/09            2,354           12,070      2,966        353         127

Courtyard by Marriott Durham
Durham, NC......................................      11/09              670            2,560        806          -          41
                                                    ----------    -------------     ----------   --------    -------    ----------

Total December 31 Hotels........................                      46,091          206,458     66,941      4,396        2,856
                                                    ----------    -------------     ----------   --------    -------    ----------

1998 Acquisition Hotels
------------------------------------------------
Crowne Plaza Suites Las Vegas
Las Vegas, NV...................................       1/08            2,044            7,109      2,372         165         87

St. Tropez Suites Las Vegas
Las Vegas, NV...................................       1/08            1,813            4,440      2,062          12         78

Ramada Inn Mahwah
Mahwah, NJ......................................       1/08              995            2,921      1,187          36        114

Sheraton Crossroads Hotel, Mahwah
Mahwah, NJ......................................       1/08            3,320           15,072      2,984       1,275        152

Ramada Plaza Meriden
Meriden, CT.....................................       1/08            1,045            5,169      1,146         287         65

Four Points Hotel Mt Arlington
Mt. Arlington, NJ...............................       1/08            1,366            4,404      1,439          15         69

Crowne Plaza Portland
Portland, OR....................................       1/08            1,749            5,718      2,125         116        133

Ramada Plaza Hotel Shelton
Shelton, CT.....................................       1/08            1,833            5,972      2,428          82        117

Ramada Old Town Alexandria
Alexandria, VA..................................       1/10            1,663            8,141      2,151         152         74

Holiday Inn Historic District Alexandria
Alexandria, VA..................................       1/10            1,080            7,277      1,765         189         29

Holiday Inn Annapolis
Annapolis, MD...................................       1/10            1,063            6,066      1,395         118         35

                                                                                Year Ended December 31, 1997
                                                                  --------------------------------------------------------------
                                                                                                 Pro Forma Participating Rent(1)
                                                      Lease                                      --------------------------------
                                                    Expiration     Base Rent
                                                       Date        (dollars         Pro Forma
                                                      (month/         in              Total                             Telephone
                Hotel Properties                       year)      thousands)(1)     Revenue(2)    Room        F&B       and  Other
-----------------------------------------------     ----------    -------------     ----------   --------    -------    ----------
Holiday Inn Express BWI Airport
Hanover, MD.....................................       1/10              893            3,295      1,314          7            47

Holiday Inn Chicago O'Hare International
Rosemont, IL....................................       2/10            5,040           24,478      6,411        726           309

Courtyard by Marriott Century City
Century City, CA................................       2/10            1,335            4,840       1,964         -           104

Ramada Inn Gulfview Clearwater Beach
Clearwater Beach, FL............................       2/10            2,014            5,624       2,037        66           205

DoubleTree Resort Surfside Clearwater Beach
Clearwater Beach, FL............................       2/10            5,151           17,613       5,657       576           354

Holiday Inn Ft. Lauderdale Beach
Ft. Lauderdale, FL..............................       2/10            1,485            6,472       2,036        31           114

Howard Johnson Resort Key Largo
Key Largo, FL...................................       2/10              888            2,833       1,218         5            97

Courtyard by Marriot Disney Village
Lake Buena Vista, FL............................       2/10            3,255           14,197       5,235        54           283

Holiday Inn Madeira Beach
Madeira Beach, FL (4)...........................       2/10            1,072            3,146         987        51            34

Courtyard by Marriot Marina del Rey
Marina del Rey, CA..............................       2/10            2,059            8,638       2,828        54            41

The Lodge at the Seaport Mystic
Mystic, CT......................................       2/10              427            1,338         583         -            38

Holiday Inn Richmond West
Richmond, VA....................................       2/10              937            5,428       1,188        83            84

Radisson Inn Rochester
Rochester, NY...................................       2/10              607            4,409         828        72            39

Holiday Inn Forest Park St. Louis
St. Louis, MO...................................       2/10              552            2,884         858        12            32

DoubleTree Hotel Tampa Airport
Tampa, FL.......................................       2/10            1,902           10,724       2,545       132            54
                                                    ----------    -------------     ----------   --------    -------    ----------

Total 1998 Acquisition Hotels                                         45,588          188,208      56,743     4,316         2,788
                                                    ----------    -------------     ----------   --------    -------    ----------

Proposed Acquisition Hotels
------------------------------------------------
Select Inn Bloomington
Bloomington, MN.................................                         389              389           -         -           389

Ramada Inn Elmsford
Elmsford, NY....................................                       1,476            3,032       1,401        69            71

Radisson Suites Secaucus
Secaucus, NJ....................................                       2,377            7,100       2,446       264           194

Radisson Hotel & Suites Fairfield
Fairfield, NJ...................................                       2,873           10,436       2,965       378           170

Radisson Hotel Trevose
Trevose, PA.....................................                       2,123            8,507       1,871       370           109

Sheraton Hotel Saratoga Springs
Saratoga Springs, NY............................                       3,645           10,028       3,415       329            86

Ramada Inn Danbury
Danbury, CT.....................................                       1,184            3,497       1,266        65            76

Ramada Inn Armonk
Armonk, NY......................................                      2,020            4,921       2,066         49            36

                                                                                Year Ended December 31, 1997
                                                                  --------------------------------------------------------------
                                                                                                 Pro Forma Participating Rent(1)
                                                      Lease                                      --------------------------------
                                                    Expiration     Base Rent
                                                       Date        (dollars         Pro Forma
                                                      (month/         in              Total                             Telephone
                Hotel Properties                       year)      thousands)(1)     Revenue(2)    Room        F&B       and  Other
------------------------------------------------    ----------    -------------     ----------  ---------   --------    ----------

Ramada Inn Fairfield
Fairfield, NJ...................................                       1,944            5,333      1,779        191          131

Holiday Inn Jamesburg
Jamesburg, NJ (4)...............................                       2,003            5,510      1,666        313           23

Holiday Inn Princeton
Princeton, NJ...................................                       2,354            7,422      2,426        196           91

Crown Plaza Hotel Hasbrouck Heights
Hasbrouck Heights, NJ...........................                       4,736           14.605      4,564        593          270

Ramada Inn Madison
Madison, WI (4).................................                         637            1,684        610         11           15
                                                                  -------------     ----------  ---------   --------    ----------

Total Proposed Acquisition Hotels...............                      27,761          477,130     26,475      2,828        1,661
                                                                  -------------     ----------  ---------   --------    ----------


Total All Hotels................................                    $119,440         $477,130   $150,159    $11,540       $7,305
                                                                  =============     ==========  =========   ========    ==========

(1) Represents Base Rent and Participating Rent on a pro forma basis by applying the rent provisions of the Participating Leases (or the proposed rent provisions for the Participating Leases with respect to the Proposed Acquisition Hotels) to the pro forma revenues of the Hotels as if January 1, 1997 were the beginning of the lease year. Under the terms of the Participating Leases, the Lessee is obligated to pay the greater of Base Rent or Participating Rent. The rent terms for the Proposed Acquisition Hotels are based on terms which are substantially similar to the Company's other leases with the Lessee.
(2) The information included in this table with respect to pro forma total revenue for periods prior to the acquisition by the Company was obtained from the prior owners.
(3) If food and beverage ("F&B") revenue exceeds $1 million, Participating Rent will include 5% of total F&B revenue.
(4) Base Rent exceeds Participating Rent. The excess of Base Rent over Participating Rent is included in room Participating Rent.


     Other than real estate and personal property taxes and assessments, rent payable under the ground leases, casualty insurance, capital impositions and capital replacements and refurbishment's (determined in accordance with generally accepted accounting principles), which are obligations of the Company, the Participating Leases require the Lessee to pay rent, liability insurance (see "Insurance and Property Taxes and Assessments"), all costs and expenses and all utility and other charges incurred in the operation of the Hotels. The Participating Leases also provide for rent reductions and abatements in the event of damage or destruction or a partial taking of any Hotel as described under "Damage to Hotels" and "Condemnation of Hotels."

AGH Leasing

     Capitalization; AGH Leasing Pledge.   At the time of the IPO, the partners
of AGH Leasing (i) capitalized the Lessee with $500,000 in cash and (ii) pursuant to the AGH Leasing Pledge, pledged 275,000 OP Units to the Company to secure AGH Leasing's obligations under the Participating Leases. OP Units subject to the AGH Leasing Pledge may be released therefrom without duplication,
(a) on a one-for-one basis as AGH Leasing acquires OP Units or shares of Common Stock or (b) upon the contribution to AGH Leasing of cash or an increase in undistributed earnings in an amount equal to the then current market value of the OP Units to be released from the AGH Leasing Pledge. Twin Towers Leasing was capitalized with $3 million by the 49% limited partner upon commencement of operations. AGH Leasing, L.P. owns 51% of Twin Towers Leasing and is its sole general partner.

     Distribution Restrictions.   AGH Leasing may not pay any distributions to
its partners (except for the purpose of permitting its partners to pay taxes on the income attributable to them from AGH Leasing and except for distributions relating to interest or dividends received by AGH Leasing from cash or securities held by it) or make any other distributions to affiliates of AGH Leasing, other than limited amounts relating to AGH Leasing's overhead or pursuant to the Management Agreements, until AGH Leasing's net worth equals the greater of (i) $6.0 million or (ii) 17.5% of actual rent payments from hotels leased to AGH Leasing during the preceding calendar year (the "AGH Leasing Distribution Restriction"). During the period of the AGH Leasing Distribution Restriction, AGH

Leasing will be required, subject to compliance with applicable securities laws, to purchase annually Common Stock on the open market or, if any such purchase would violate the ownership limitation in the Company's Charter, or at the option of the Operating Partnership, OP Units, in an amount equal to AGH Leasing's cash flow attributable to the Participating Leases for the preceding fiscal year (after establishing a reserve for partner tax distributions). For purposes of calculating the net worth threshold for the AGH Leasing Distribution Restriction, annual rent payments will be determined on a calendar year basis and will be annualized for any partial calendar year. If AGH Leasing's net worth exceeds the net worth threshold for the AGH Leasing Distribution Restriction, AGH Leasing may make distributions to its partners, provided that, after such distribution, the AGH Leasing's net worth equals or exceeds the net worth threshold for the AGH Leasing Distribution Restriction and provided that at such time there exists no Event of Default (as defined in the Participating Leases) under the Participating Leases. All Common Stock or OP Units acquired by AGH Leasing during the period of the AGH Leasing Distribution Restriction may not be sold or transferred for a period of two years after their acquisition (other than to partners in AGH Leasing) unless, following such transfer, the net worth threshold for the AGH Leasing Distribution Restriction is satisfied.

     Subordination of Management Fees.   AGH Leasing has engaged AGHI to operate
44 of the Current Hotels. The Participating Leases provide that effective upon written notice by the Company of any monetary Event of Default under the Participating Leases or a default under the Furniture, Fixtures and Equipment ("FF&E") Note, and during the continuance thereof, no management fees will be paid to AGHI with respect to any Hotel. Any deferred management fee will accrue without interest until any such default has been cured. In addition, each Management Agreement which AGH Leasing enters into must provide that AGHI will repay to the Company any payments made to it by AGH Leasing while any such default has occurred and is continuing.

Prime Lessee

     Capitalization.   The Prime Lessee is required to maintain a minimum net
worth of $3.4 million through the end of 1998, and thereafter an amount equal to 17.5% of the aggregate rent paid to the Company in the prior year. Such net worth must be maintained in the form of cash, marketable securities and/or letter(s) of credit or any combination thereof. Moreover, Prime, which owns the Prime Lessee, is contractually obligated to wholly own the Prime Lessee during the term of the Participating Leases.

Lessee (AGH Leasing and Prime)

     Maintenance and Improvements.   The Participating Leases obligate the
Company to establish annually a reserve for capital improvements at each Current Hotel (including the periodic replacement or refurbishment of FF&E). The aggregate amount of such reserves is equal to 4.0% of total revenue for each Hotel (which, on a consolidated pro forma basis for the years ended December 31, 1997 and 1996, represented approximately 5.4% and 5.5% of room revenue, respectively). Any unexpended amounts will remain the property of the Company upon termination of the Participating Leases. Otherwise, the Lessee will be required, at its expense, to maintain the Hotels in good order and repair, except for ordinary wear and tear, and to make non-structural, foreseen and unforeseen, and ordinary and extraordinary, repairs (other than capital repairs) which may be necessary and appropriate to keep the Current Hotels in good order and repair.

     The Lessee is not obligated to bear the cost of any capital improvements or capital repairs to the Current Hotels. With the consent of the Company, however, the Lessee, at its expense, may make capital additions, modifications or improvements to the Current Hotels, provided that such action does not significantly alter their character or purposes and maintains or enhances the value of the Current Hotels. All such alterations, replacements and improvements are subject to all the terms and provisions of the Participating Leases and will become the property of the Company upon termination of the Participating Leases. The Company owns substantially all personal property (other than inventory) not affixed to, or deemed a part of, the real estate or improvements at the Current Hotels, but does not own such personal property which would cause any portion of the rents under the Participating Leases not to qualify as "rents from real property" for REIT income test purposes.

     Insurance and Property Taxes and Assessments.   The Company is responsible
for paying for (i) real estate and personal property taxes and assessments at the Current Hotels (except to the extent that personal property associated with the Current Hotels is owned by the Lessee), (ii) casualty insurance on the Current Hotels and (iii) business interruption insurance covering the Base Rent and Participating Rent. The aggregate real estate and personal property tax obligations for the Current Hotels during the years ended December 31, 1997 and 1996 were approximately $6.3 and $4.3 million, respectively. The Lessee is required to pay or reimburse the Company for all liability insurance on the Current Hotels, with extended coverage, including comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to the Current Hotels and naming the Company as an additional named insured.

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

     (iv) if the Lessee is liquidated or dissolved or commences proceedings to effect the same, or ceases to do business or sells all or substantially all of its assets ;

     (v) if the Lessee voluntarily discontinues operations of a Current Hotel for more than three days, except as a result of damage, destruction, condemnation or force majeure; or

     (vi) if an event of default beyond applicable cure periods occurs under the Franchise License with respect to any Hotel as a result of any action or failure to act by the Lessee or its agents (including AGHI).

     In addition, a default of the type described above will result in a cross-default of all other Participating Leases to which the Lessee is a party.

     Indemnification.   Under each of the Participating Leases, the Lessee has
agreed to indemnify, and is obligated to hold harmless, the Company from and against all liabilities, costs and expenses (including reasonable attorneys' fees and expenses) incurred by, imposed upon or asserted against the Company on account of, among other things, (i) any accident or injury to persons or property on or about the Current Hotels, including claims under liquor liability, "dram shop" or similar laws; (ii) any misuse by the Lessee or any of its agents of the leased property; (iii) any environmental liability (except to the extent such liability results from a pre-existing condition) (see "Environmental Matters" below); (iv) taxes and assessments in respect of the Current Hotels (other than real estate and personal property taxes and assessments (other than on property owned by the Lessee) and income taxes of the Company on income attributable to the Current Hotels and capital impositions);
(v) any breach of the Participating Leases by the Lessee; or (vi) any breach of any subleases related to the Current Hotels, provided, however, that such indemnification does not require the Lessee to indemnify the Company against the Company's own negligent acts or omissions or willful misconduct.

     Assignment and Subleasing.   The Lessee is not permitted to sublet all or
any part of the Hotels or assign its interest under any of the Participating Leases, other than to an affiliate of the Lessee, without the prior written consent of the Company. The Company has generally agreed to consent to any sublease of any portion of any Current Hotel that sells alcoholic beverages to the Beverage Corporations or of a retail portion of any Current Hotel (provided such sublease will not cause any portion of the Rents to fail to qualify as "rents from real property" for

REIT income qualification test purposes). See "Sublease" below. No such assignment or subletting will release the Lessee from any of its obligations under the Participating Leases.

     Damage to Current Hotels.   In the event of damage to or destruction of any
Current Hotel covered by insurance which then renders the hotel unsuitable for its intended use and occupancy, the Company may elect not to repair, rebuild or restore the hotel, in which event the Participating Lease shall terminate, and the Company generally shall be entitled to retain any proceeds of insurance related to such damage or destruction. In the event the Company terminates a Participating Lease under such circumstances, the Company, at its option, must either (i) pay the Lessee the fair market value of the Lessee's leasehold interest in the remaining term of the lease (which amount will be determined by discounting to present value, for each year of the remainder of the lease term, cash flow attributable to such lease after deducting the cost component of the applicable management fees, at an annual discount rate of 12% (for the purposes of such calculation, the annual cash flow for each remaining year of the lease term shall be equal to the cash flow attributable to such lease for the twelve months ended on the lease termination date)) or (ii) offer to lease to the Lessee a substitute hotel on terms that would create a leasehold interest in such hotel with a fair market value equal to or exceeding the fair market value of the Lessee's remaining leasehold interest under the Participating Lease to be terminated.

     In the event that damage to or destruction of a Current Hotel which is covered by insurance does not render such hotel unsuitable for its intended use and occupancy as a hotel, the Company or, at the Company's option, the Lessee, generally will be obligated to repair or restore such hotel. In the event of material damage to or destruction of any Hotel which is not covered by insurance, the Company may either repair, rebuild or restore the hotel (at the Company's expense) to substantially the same condition as existed immediately prior to such damage or terminate the Participating Lease without penalty. In the event of non-material damage to a Current Hotel, the Company is required to repair, rebuild or restore the hotel at its expense. During any period required for repair or restoration of any damaged or destroyed Hotel, rent will be equitably abated.

     Condemnation of Current Hotels. In the event of a total condemnation of a Current Hotel, the relevant Participating Lease will terminate with respect to such hotel as of the date of taking, and the Company and the Lessee will be entitled to their shares of any condemnation award in accordance with the provisions of the Participating Lease. In the event of a partial taking which does not render the hotel unsuitable for the Lessee's use, the Lessee shall restore the untaken portion of the hotel to a complete architectural unit, and the Company shall contribute to the cost of such restoration that part of the condemnation award required for such restoration.

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

     Franchise Licenses.   The Company has agreed that the Lessee will be the
licensee under each of the Franchise Licenses on the Current Hotels. Holiday Inn, Promus (on behalf of Hampton Inn), Marriott and Hilton have agreed that upon the occurrence of certain events of default by the Lessee under a Franchise License, such franchisors will temporarily transfer the Franchise License for the hotel to an operator designated by the Company and acceptable to such franchisor to allow the new operator time to apply for a new Franchise License.

     Sublease.   In order to facilitate compliance with state and local liquor laws and regulations, AGH Leasing subleases those areas of the Current Hotels (other than the Radisson Hotel Arlington Heights and Wyndham Garden Hotel Marietta) that comprise the restaurant and other areas where alcoholic beverages are served to the Beverage Corporations. In accordance with the terms of the Beverage Subleases, each Beverage Corporation is obligated to pay to the Lessee rent payments equal to 30% of each such corporation's annual gross revenues generated from the sale of food and beverages generated from such areas; however, pursuant to the Participating Leases, such subleases will not reduce the Participating Rent payments to the Company, which it is entitled to receive from such food and beverage sales.

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

     Approval of Managers by Company.   The Company has the right to approve
(which approval will not be unreasonably withheld) the engagement by the Lessee of any operator of a Current Hotel other than AGHI, an affiliate of AGHI, Prime or an affiliate of Prime. The Company has the right to approve the payment of management fees to AGHI under the Management Agreements in excess of 3.5% of the gross revenues at a particular hotel.

THE MANAGEMENT AGREEMENTS

AGHI

     AGH Leasing has engaged AGHI to manage 44 of the Current Hotels pursuant to the Management Agreements. The following is a summary of the Management Agreements and certain related agreements:

     Management Agreement Terms. Each Management Agreement has an initial twelve-year term. In the event of the extension or renewal of the term of the applicable Participating Lease, the Management Agreement will be similarly extended or renewed.

     Management Fees. Each Management Agreement requires AGH Leasing to pay AGHI a monthly base fee equal to 1.5% of gross revenues, plus an incentive fee of up to 2.0% of gross revenues. AGHI is entitled to receive an incentive fee equal to 0.025% of annual gross revenues for each 0.1% increase in annual gross revenues over the gross revenues for the preceding twelve-month period up to the maximum incentive fee. Such incentive fee is payable quarterly and is adjusted at the end of each calendar year to reflect actual results. Every four years the basis upon which the incentive fee is calculated is required to be renegotiated between AGH Leasing and the Manager. The payment of the management fees to AGHI by AGH Leasing are subordinate to AGH Leasing's obligations to the Company under the Participating Leases. The management fees payable to AGHI during 1996 and 1997, respectively, will be earned only to the extent that AGH Leasing's taxable income during each such year exceeds the sum of rent payable under the Participating Leases, plus AGH Leasing overhead expense, plus $50,000. Each Management Agreement requires AGHI to repay to AGH Leasing within 60 days after the end of each such year any management fees previously paid but not earned by AGHI under the Management Agreements. In addition, AGH Leasing has agreed to reimburse AGHI at cost for all expenses incurred in supervising capital improvements to be performed at the hotels. AGHI will be reimbursed, at the rate of $1,500 per month for each full-service hotel and $1,000 per month for each limited-service hotel (adjusted for the increase in CPI at the beginning of each year) for accounting and financial services performed by AGHI, which will be funded by AGH Leasing under the Participating Leases.

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

     Certain Transfer Restrictions.   The stockholders of AGHI have agreed, for
so long as more than 50.0% of the Management Agreements with respect to the Initial Hotels remain in place, to grant to AGH Leasing or its designee a right of first refusal to acquire, under certain circumstances, any stock of AGHI that is proposed to be sold in a Change of Control Transaction (as defined below). AGH Leasing assigned this right to the Company or its designee. This right is subordinate to a right of first refusal in favor of AGHI and the existing stockholders of AGHI set forth in AGHI's existing stockholders' agreement. For this purpose, a Change in Control Transaction means a sale of stock in AGHI that will result in the ability of a person (other than a current stockholder of AGHI) and his or its controlled Affiliates to elect at least a majority of the Board of Directors of AGHI. A Change in Control Transaction does not include (i) an underwritten public offering of common stock of AGHI, (ii) the transfer of stock to a spouse of an AGHI stockholder, (iii) the transfer of stock to a trust for the benefit of the spouse and/or children of an AGHI stockholder, or (iv) the transfer of stock to any corporation or other entity of which a stockholder controls at least 50.0% of the voting interests. The stockholders of AGHI have also granted to AGH Leasing or its designee, for so long as more than 50.0% of the initial Management Agreements remain in place, a right of first offer to acquire such stockholders' interests in AGHI prior to any proposed merger or business combination transaction involving AGHI that would result in the stockholders of AGHI or their affiliates holding less than 25.0% of the interests in the surviving entity. The Lessee has assigned this right to the Company or its designee.

Wyndham

     AGH Leasing has engaged Wyndham to manage the Wyndham Garden Hotel Marietta. The management agreement with Wyndham has an initial twelve year term and provides for the payment of a base management fee equal to 1.5% of gross revenues at the hotel plus an incentive management fee of up to 1.5% of gross revenues. Wyndham will be entitled to receive the incentive management fee during the first two years of the term of the agreement if (i) annualized 1997 gross revenues for the hotel exceed 1996 gross revenues for the hotel by at least 6% and (ii) 1998 gross revenues for the hotel exceed 1996 gross revenues for the hotel by at least 12%. Thereafter, the incentive management fee will be earned if annual gross revenues for the hotel exceed the 1998 gross revenues for the hotel by at least the cumulative percentage increase in CPI since 1998. AGH Leasing's payment of the base management fee to Wyndham is subordinated to the payment of Base Rent under the Participating Lease relating to the hotel, and the payment of the incentive management fee to Wyndham is subordinated to the payment of the Base Rent and Participating Rent thereunder. In addition, Wyndham will be reimbursed by AGH Leasing, at an initial rate of approximately $4,960 per month, for accounting and financial services performed by Wyndham.

MORTGAGE INDEBTEDNESS

December 31 Hotels

     The Holiday Inn Select Dallas DFW South is subject to non-recourse mortgage indebtedness in the outstanding principal amount of $13.7 million as of December 31, 1997 (the "DFW South Loan"). The DFW South Loan was entered into on January 30, 1996, bears interest at the rate of 8.75% per annum and is payable in equal monthly installments of principal and interest of approximately $125,930 each. The DFW South Loan matures on February 1, 2011, at which time a balloon payment in the amount of approximately $6,120,000 will be due and payable. The loan may not be prepaid in whole or in part until after February 1, 1998 and after such date may only be prepaid in whole with payment of a yield maintenance premium generally equal to the discounted present value of all interest payments due between the prepayment date and maturity of the loan.

     The Courtyard by Marriott Meadowlands is subject to non-recourse mortgage indebtedness that secures two notes in the outstanding principal amounts of approximately $4.4 million and $440,000, respectively, as of December 31, 1997 (the "Secaucus Loans"). The $4.4 million portion of the Secaucus Loans, which was entered into on December 30, 1993, bears interest at a rate of 7.5% per annum and is payable in equal monthly installments of principal and interest of approximately $36,800 each. This portion of the Secaucus Loans matures on December 1, 2001, at which time a balloon payment in the amount of approximately $3,985,000 will be due and payable.

     The $440,000 portion of the Secaucus Loans was entered into on January 11, 1996, bears interest at a rate of 7.89% per annum and is payable in equal monthly installments of principal and interest of approximately $14,000 that will fully amortize the loan as of January 1, 2001. In connection with the IPO and the transfer of the Courtyard by Marriott Meadowlands hotel to a subsidiary of the Operating Partnership, the Company agreed to guarantee to the holder of the Secaucus Loans payment of rent under the ground lease relating to the hotel ($150,000 per annum), real estate taxes ($176,700 for the twelve months ended December 31, 1997) and capital reserves required by the Secaucus Loans (4% of the gross revenues), and guarantee that, after a default under the Secaucus Loans, Base Rent from the Participating Lease will be applied to the Secaucus Loans, in each case until such loans are satisfied or such hotel is transferred (by foreclosure or otherwise) to the holder of such loans.

     The DoubleTree Guest Suites Atlanta is subject to a non-recourse mortgage note encumbering the hotel in the outstanding principal amount, as of December 31, 1997, of approximately $9.4 million (the "DoubleTree Atlanta Loan"). The DoubleTree Atlanta Loan was entered into on June 14, 1995, bears interest at the rate of 9.75% per annum and is payable in equal monthly installments of principal and interest of approximately $93,100 each. The DoubleTree Atlanta Loan matures on July 1, 2002, at which time a balloon payment of approximately $8.2 million will be due and payable.

     The Radisson Hotel Arlington Heights is subject to a one-year mortgage note in the principal amount of approximately $8.2 million (the "Radisson Loan"). The Radisson Loan bears interest at the rate of 7.5% per annum, and will require quarterly payments in arrears of interest only of $154,100. The Radisson Loan matured on February 28, 1998, at which time a balloon payment of approximately $8.2 million was paid.

1998 Acquisition Hotels

     The Crowne Plaza Portland is subject to a non-recourse mortgage note encumbering the hotel in the outstanding principal amount, as of December 31, 1997, of approximately $5.3 million (the "Portland Loan"). The Portland Loan bears interest at the rate of 10.5% per annum and is payable in equal monthly installments of principal and interest of approximately $56,000 each. The Portland Loan matures in December 2004, at which time a balloon payment of approximately $4.1 million will be due and payable.

     The Ramada Plaza Shelton is subject to a non-recourse mortgage note encumbering the hotel in the outstanding principal amount, as of December 31, 1997, of approximately $4.9 million (the "Shelton Loan"). The Shelton Loan bears interest at the rate of 10.5% per annum and is payable in equal monthly installments of principal and interest of approximately $52,000 each. The Shelton Loan matures in December 2004, at which time a balloon payment of approximately $3.9 million will be due and payable.

     The Holiday Inn O'Hare International Airport is subject to a non-recourse mortgage note encumbering the hotel in the outstanding principal amount, as of December 31, 1997, of approximately $21.7 million (the "O'Hare Loan"). The O'Hare Loan bears interest at the rate of 9.0% per annum and is payable in equal monthly installments of principal and interest of approximately $228,210 each. The O'Hare Loan matures on January 1, 2012.

CREDIT FACILITIES

     Neither the Company's Bylaws nor its Charter limits the amount of indebtedness the Company may incur. To ensure that the Company has sufficient liquidity to conduct its operations, including funding the acquisition of additional hotels, making renovations and capital improvements to hotels and for working capital requirements, the Company has access to the Credit Facilities. At December 31, 1997, the Credit Facility was secured by, among other things, first mortgage liens on all of the hotels then owned by the Company, other than Holiday Inn Dallas DFW Airport South, Courtyard by Marriott Meadowlands, Radisson Hotel Arlington Heights and DoubleTree Guest Suites Atlanta. On February 13, 1998, the Company replaced the Credit Facility with two unsecured credit facilities in the aggregate principal amount of $600 million (the "New Credit Facilities"). The financial covenants contained in the New Credit Facilities require the Company to maintain the debt service coverage ratio of at least 2.0 to 1.0, and an interest coverage ratio of not less than 2.15 to 1.0 through December 31, 1998 and not less than 2.50 to 1.0 thereafter and to maintain a minimum net worth of $450 million plus 75% of the net proceeds from stock offerings and offerings of partnership interests in the Operating Partnership. In addition, the New Credit Facilities contain limits on total indebtedness based on a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) that adjust downward as of December 31, 1998. As a result of the adjustment of certain financial covenants that occur on December 31, 1998, the Company expects that it would be required to repay or refinance a portion of the New Credit Facilities at that time. In addition, the New Credit Facilities provide that the lenders must consent to any development activities by the Company other than development in connection with the limited expansion of existing hotels. Also, the New Credit Facilities' lenders must approve the lessee, manager and the franchise brand of the Company's Hotels. In addition, the New Credit Facilities require that the current limited partners of AGH Leasing own no less than 65% of the limited partnership interests of AGH Leasing at all times.

     Outside of the New Credit Facilities, the Company and its subsidiaries may incur up to $70 million in additional qualified debt, including the debt assumed in connection with the acquisitions of the Holiday Inn Select Dallas DFW Airport South, Courtyard by Marriott Meadowlands, Radisson Hotel Arlington Heights, DoubleTree Guest Suites Atlanta, Crowne Plaza Portland, Ramada Plaza Shelton and the Holiday Inn O'Hare International Airport without prior consent of its New Credit Facilities' lenders. The New Credit Facilities have a three-year term and bear interest based upon the 30-day, 60-day or 90-day LIBOR (5.6875%, 5.6875% and 5.6875% as of March 27, 1998) at the option of the Company, plus an applicable margin for all or part of the Facilities (the "Margins"). The Margins, which are adjusted on a quarterly basis, range from a minimum of 1.40% per annum to a maximum of 2% per annum, based upon certain leverage ratios. As of March 27, 1998 the Margins were 1.875% per annum. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the New Credit Facilities and which could reduce the amount of cash available for distribution.

GROUND LEASES

     Fifteen of the Hotels are subject to ground leases with third parties with respect to the land underlying each such hotel. The ground leases are triple net leases which require the tenant to pay all expenses of owning and operating the hotel, including real estate taxes and structural maintenance and repair. One other Hotel is subject to a ground lease with the state of Florida for certain offshore real property accessible by the guests of the hotel.

December 31 Hotels

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

     The Wyndham Albuquerque Airport Hotel is subject to a ground lease with respect to approximately 10 acres. The ground lease terminates in December 2013, with two five-year options to renew. The lease requires a fixed rent payment equal to $19,180 per year subject to annual consumer price index adjustment and a percentage rent payment equal to 5.0% of gross room revenues, 3.0% of gross receipts from the sale of alcoholic beverages, 2.0% of gross receipts from the sale of food and non-alcoholic beverages and 1.0% of gross receipts from the sale of other merchandise or services. The lease also provides the landlord with the right, subject to certain conditions, to require the Company, at its expense, to construct 100 additional hotel rooms if the occupancy rate at the hotel is 85.0% or more for 24 consecutive months and to approve any significant renovations scheduled at the hotel. The occupancy rate at the Wyndham Albuquerque Airport Hotel for the years ended December 31, 1997 and 1996 was 75.3% and 80.4%, respectively.

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

     The Westin Resort Key Largo property includes approximately 42,500 square feet of off-shore bay bottom land in Florida Bay on which a commercial marina is operated pursuant to a lease from the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida, as lessor. The lease, which terminates in May 2021, requires an annual lease fee of approximately $3,100. SKL of Florida, Inc., the lessee under the lease and the seller of the hotel, gave a quit claim assignment of its interest in the lease to the Company upon the closing of the purchase of the hotel.

1998 Acquisition Hotels

     The Sheraton Four Point Hotel Mt. Arlington is encumbered by a lease on the building and underlying land. The lease expires in August 1998 and has 99 one year renewal options. Renewals will be automatic unless the lessor is notified in writing, at least 60 days before the end of the initial term or any renewal term, of the lessee's election not to renew. In the event the lessee notifies the lessor of its election not to renew the lease, the lessor shall have the option to convert the lease to a management agreement between the lessor, as owner, and the lessee, as managing agent. Management fee payments would equal 5% of gross receipts from the operation of the hotel and would expire five years after its commencement. Minimum annual lease payments are based on i) an amount equal to the required monthly bond payments due from the lessor to the New Jersey Economic Development authority, ii) monthly installments due to the lessor of $5,833 and iii) a percentage rent due to the lessor payable annually, in the amount of 5% of gross room receipts in excess of $20,000, multiplied by the number of guest rooms, less applicable use and occupancy taxes.

     The DoubleTree Resort Surfside Clearwater Beach is encumbered by a ground lease expiring in February 2079. Annual lease payments are based upon the greater of $283,970 base rent or a percentage rent equal to 3% of gross room revenues and 1% of gross receipts from the sale of food and beverage. The annual base rent shall be adjusted every 10 years to equal the average rental payments for the preceding 10 year period.

     The Courtyard by Marriott Disney Village is encumbered by a ground lease expiring on September 30, 2046. Annual lease payments are based upon the greater of a $500,000 base rent or a percentage rent equal to 8.5% of gross room revenues, 4% of gross receipts from the sale of food, 6% of gross receipts from the sale of beverages, 25% of gross receipts from subleases, concessionaires and rent of exhibition and meeting and conference facilities and 7% of gross receipts from all other sources, including sale of merchandise, service charges and vending machines. The annual base rent shall be adjusted every five years to the greater of the minimum annual rent during the prior five years or 75% of the average total rent paid during such five year period.

     The Radisson Inn Rochester is encumbered by a ground lease expiring on December 31, 2021 with two 25 year renewal options. The lease requires minimum annual rent payments of $60,000 through 1999 and thereafter an annual rent of $60,000 plus a percentage rent payment equal to 1% of gross receipts in excess of minimum annual rent.

Proposed Acquisition Hotels

  The Radisson Hotel and Suites Secaucus is encumbered by a ground lease expiring in June 2062. The lease requires minimum rent payments equal to the sum of the number of guest rooms times $1,000 and percentage rent payments equal to 10% of the gross room revenue in excess of the number guest rooms times $23,500.

  The Ramada Inn Fairfield is encumbered by a ground lease expiring in November 2000 with two extensions options of 10 years each and one extension option of 20 years. The lease requires minimum annual lease payments of $364,440 payable in equal monthly installments.

  The Ramada Inn Armonk is encumbered by a ground lease expiring in June 2000 with five additional five year renewal options. The lease requires minimum annual lease payments of $261,468 plus a percentage rent equal to 10% of gross room receipts in excess of $7,000, multiplied by the number of guest rooms at the hotel, less applicable use and occupancy taxes.

  The Radisson Hotel and Suites Fairfield is encumbered by a lease on the building and underlying land. The lease expires in December 1999 and has three renewal options of 10 years each. Minimum annual lease payments are based upon the amount due under existing mortgages held by the lessor plus an amount equal to 10% of net operating income.

  The Holiday Inn Princeton is encumbered by a lease on the building and underlying land. The lease expires in December 2004 and has three renewal options of 10 years each. Minimum annual lease payments are based upon the amount due under existing mortgages held by the lessor plus a percentage of net operating income, as defined, ranging from 5% to 22.5%.

  The Ramada Inn Elmsford is encumbered by a lease on the building and underlying land. The lease expires in December 2003 and has five renewal options of five years each. The lease requires minimum annual lease payments of $273,552 plus a percentage rent of 10% of gross room receipts in excess of $7,500, multiplied by the number of guest rooms at the hotel, less all applicable use and occupancy taxes.

  The Sheraton Hotel Saratoga Springs is encumbered by a lease on the building, underlying land and certain equipment. The lease expires in December 2007. Minimum annual lease payments are based on an amount equal to one-sixth of the amount payable by the lessor as interest on the next interest payment date and one-twelfth of the amount payable by the lessor as principal on the next bond payment date.

FRANCHISE AGREEMENTS

  Fifty-one of the Current Hotels are operated under Franchise Licenses with nationally recognized hotel companies. All of the Proposed Acquisition Hotels are operated under Franchise Licenses and the Company anticipates that most of the additional hotels in which it invests will be operated under Franchise Licenses. The Franchise Licenses generally specify certain management, operating, record keeping, accounting, reporting, and marketing standards and procedures with which the Lessee must comply. The Franchise Licenses obligate the Lessee to comply with each franchisor's standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided by the Lessee, display of signage, and the type, quality, and age of FF&E included in guest rooms, lobbies, and other common areas.

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

INSURANCE

  The Company carries comprehensive liability, fire, extended coverage and business interruption insurance with respect to the Current Hotels, with policy specifications, insured limits and deductibles customarily carried for similar hotels. The Company will carry similar insurance with respect to any other hotels developed or acquired in the future. There are, however, certain types of losses (such as losses arising from wars, certain losses arising from hurricanes and earthquakes, and losses arising from other acts of nature) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in the affected hotel, as well as the anticipated future revenues from such hotel, and would continue to be obligated on any mortgage indebtedness or other obligations related to the hotel. Any such loss could adversely affect the business of the Company. Management of the Company believes the Current Hotels are reasonably insured in accordance with industry practices.


ITEM 3:    LEGAL PROCEEDINGS

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


ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1997.


                                    PART II



Item 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND DISTRIBUTION INFORMATION

  The Company's Common Stock began trading on the NYSE on July 26, 1996 under the symbol "AGT." On March 27, 1998, the last reported sale price per share of Common Stock on the NYSE was $26.6875 and there were 99 holders of record of the Company's Common Stock. The following table sets forth the quarterly high and low closing sale prices per share of Common Stock reported on the NYSE and the cash distributions declared per share by the Company with respect to each such period.

                                                                                                       Cash
                                                                   Price Range                     Distribution
                                                          ------------------------------           Declared Per
                                                              High                Low                  Share
                                                          ------------        -----------         ---------------
1996
       Third Quarter from July 26, 1996                     $    19             $17 1/2              $0.2476 (1)
       Fourth Quarter                                        23 3/4              18 7/8              $   0.4075
1997
       First Quarter                                         28 3/8              23 1/8              $   0.4075
       Second Quarter                                        27 1/8                  23              $   0.4075
       Third Quarter                                         29 1/4              24 3/8              $   0.4275
       Fourth Quarter                                        29 7/8              24 5/8              $   0.4275
1998
       First Quarter through March 27, 1998                  28 1/4              26 3/8               (2)

(1) Represents a pro rata distribution of the Company's initial quarterly distribution of $0.4075 per share of Common Stock, based on a partial calendar quarter beginning on July 31, 1996 (the closing date of the IPO) through September 30, 1996.
(2) On March 12, 1998, the Company declared a distribution of $0.4275 per share relating to the first quarter of 1998 that will be paid on April 30, 1998 to stockholders of record as of April 15, 1998.

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

  In order to maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95% of its taxable income (excluding net capital gains). Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet such distribution requirements. In such event, the Company would seek to borrow the amount to obtain the cash necessary to make distributions to retain its qualification as a REIT for federal income tax purposes. The distribution made in 1997 and 1996 represent a 6.1% and an 18% return of capital, respectively.

RECENT SALES OF UNREGISTERED SECURITIES

  Since January 1, 1997, each of the Company's private issuances of shares of Common Stock and the Operating Partnership's private issuances of OP Units has been in reliance on an exemption from registration under Section 4(2) of the Act in the amounts and for the consideration set forth below.

  On June 27, 1997, the Company privately issued 266,301 Class B OP Units as part of the purchase of the Hilton Hotel Cocoa Beach. At the time of issuance, the Class B OP Units were valued at $24.20 per unit. On July 16, 1997 the Class B OP Units automatically converted into standard OP Units.

  On July 14, 1997, as part of the terms of the strategic alliance between Wyndham and the Company, an affiliate of Wyndham purchased 112,969 shares of restricted Common Stock at a negotiated price of $22.13 per share. The shares were purchased in connection with the conversion of the LeBaron Airport Hotel to the Wyndham San Jose Airport Hotel.

  On October 14, 1997, the Company issued under the Company's Non-Employee Directors' Incentive Plan, 1,308 shares of Common Stock to the Board of Directors for compensation in accordance with their agreement to serve as directors of the Company. The shares were issued at $26.00 per share.

  On November 30, 1997, the Company privately issued 13,650 Class B OP Units as part of the purchase of the Courtyard by Marriott Durham. At the time of issuance, the Class B OP Units were valued at $26.85 per unit. On December 31, 1997, these Class B OP Units automatically converted into standard OP Units.

  On December 31, 1997, in accordance with the ABKB/LaSalle Agreements, the Company privately sold an additional 1,368,196 shares of its Common Stock to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership at a negotiated price of $25.216 generating net proceeds of approximately $34.2 million.

  Subsequent to December 31, 1997 the following Sales of Unregistered Securities occurred:

  On January 2, 1998, in accordance with the ABKB/LaSalle Agreements, the Company privately sold an additional 495,700 shares of Common Stock to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership at a negotiated price of $25.216 generating net proceeds of approximately $12.5 million.

  On January 8, 1998, the Company privately issued 518,437 Class B OP Units as part of the purchase price of the Prime Portfolio Group I Hotels ("Prime Group I Acquisition Hotels"). At the time of issuance, the Class B OP Units were valued at $26.697 per unit. On April 16, 1998 the Class B OP Units will automatically convert into standard OP Units.

  On January 15, 1998, in accordance with the ABKB/LaSalle Agreements, the Company privately sold the balance of 118,972 shares of its Common Stock to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership at a negotiated price of $25.216 generating net proceeds of approximately $3.0 million. With the January 15 transaction, all shares of Common Stock, which were to be issued pursuant to the ABKB/LaSalle Agreements, had been issued.

  On February 3, 1998, the Company privately issued 1,308,406 Class C OP as part of the purchase price of the Holiday Inn O'Hare International Hotel. At the time of issuance, the Class C OP Units were valued at $27.514 per unit. The Class C OP Units bear a preferred annual distribution rate of $1.89 per Class C OP Unit until such time as the dividend distribution rate for the Class C OP Units shall equal the distribution rate on the Common Stock. In addition, the holders of the Class C OP Units are entitled to receive additional OP Units if the fair market value of the Common Stock (as reported on the New York Stock Exchange, Inc.) is not trading for at least $30 per share on the anniversary date of the closing of the acquisition.


ITEM 6:    SELECTED FINANCIAL DATA


  The following tables set forth selected historical financial data for the Company as of December 31, 1997 and for the period from July 31, 1996 through December 31, 1996 and selected pro forma consolidated financial data for the Company as of and for the years ended December 31, 1997 and 1996.

  The pro forma and other data are presented as if all equity offerings since the IPO through March 27, 1998 (the "Offerings"), the acquisition of all Hotels and the consummation of the pro forma 1998 Offering as defined in footnote 1 to the Selected Historical and Pro Forma Financial Data and the application of the net proceeds therefrom had occurred on January 1, 1996 and therefore incorporate certain assumptions that are included in the Notes to the Pro Forma Statements of Operations. The pro forma balance sheet data is presented as if the acquisition of the Hotels and the consummation of the Offerings had occurred on December 31, 1997. The pro forma statements of operations do not include income on the pro forma cash and cash equivalents in accordance with the rules and regulations of the Commission.

  The pro forma information does not purport to represent what the Company's financial position or the Company's results of operations would have been if the Offerings, the acquisition of all Hotels and the consummation of the pro forma 1998 Offering had, in fact, occurred on such dates, or to project the Company's financial position or results of operations at any future date or for any future period.

  The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this document.

                    AMERICAN GENERAL HOSPITALITY CORPORATION

         SELECTED HISTORICAL AND PRO FORMA CONSOLIDATED FINANCIAL DATA

                                                                                                        Pro Forma (1)
                                                                   Historical                         For the Year Ended
                                                    ------------------------------------------  ---------------------------------
                                                                               July 31, 1996
                                                          Year Ended              through
                                                         December 31,            December 31,   December 31,          December 31,
                                                             1997                   1996           1997                   1996
                                                    ------------------------------------------  --------------      --------------
STATEMENTS OF OPERATIONS DATA:
Participating Lease revenue (2)                       $      59,934,337      $   13,387,719   $  169,004,147        $ 146,399,212
Office building rental income                                 1,205,465                   -        2,340,046            2,143,833
Interest income                                                 771,955             108,075          771,955               99,473
                                                      --------------------   -----------------  --------------      -------------
    Total revenue                                            61,911,757          13,495,794      172,116,148          148,642,518
                                                      --------------------   -----------------  --------------      -------------
Depreciation                                                 13,970,289           2,635,380       48,962,064           46,175,382
Amortization                                                  1,105,898             273,425        1,532,606            1,532,606
Real estate and personal property taxes and
 property insurance                                           7,073,323           1,444,592       18,477,801           16,270,694
Office building operating expenses                              596,939                   -        1,255,550            1,344,552
General and administrative (3)                                1,999,923             822,113        3,066,571            3,000,136
Ground lease expense                                          1,271,639             545,279        7,147,355            6,666,322
Amortization of unearned officers'
 compensation (4)                                               125,729              36,979          125,729               88,750
Interest expense                                              9,048,898           1,412,117       39,498,866           36,861,263
                                                      --------------------   -----------------  --------------      -------------
     Total expenses                                          35,192,638           7,169,885      120,066,542          111,939,705
                                                      --------------------   -----------------  --------------      -------------
Income before minority interest                              26,719,119           6,325,909       52,049,606           36,702,813
Minority interest (5)                                         3,234,189           1,196,728        5,764,179            4,064,615
                                                      --------------------   -----------------  --------------      -------------
Net income applicable to common stockholders          $      23,484,930      $    5,129,181     $ 46,285,427        $  32,638,198
                                                      ====================   =================  ==============      =============
Net income per basic common share                     $            1.60      $         0.63             1.48        $        1.04
                                                      ====================   =================  ==============      =============
Weighted average number of basic shares of
 Common Stock outstanding                                    14,678,160           8,122,139       31,275,051           31,267,768
                                                      ====================   =================  ==============      =============
Net income per diluted common share                   $            1.58      $         0.63     $       1.47        $        1.04
                                                      ====================   =================  ==============      =============
Weighted average number of diluted shares of
 Common Stock outstanding                                    14,841,343           8,164,774       31,438,234           31,310,404
                                                      ====================   =================  ==============      =============

                                                                           Historical                           Pro Forma (1)
                                                     ----------------------------------------------------------------------------
                                                                                      December 31,
                                                     -----------------------------------------------------------------------------
                                                              1997                         1996                        1997
                                                     -----------------------    -------------------------    ---------------------
BALANCE SHEET DATA:
Cash and cash equivalents                           $         800,255            $       3,888,281            $          800,255
Investments in hotel properties, net                      569,589,828                  230,760,818                 1,347,669,003
Total assets                                              585,088,049                  243,115,355                 1,364,667,125
Debt                                                       77,452,236                   76,622,398                   545,399,692
Minority interest in Operating Partnership                 43,356,608                   29,125,020                    88,400,006
Stockholders' equity                                      443,249,547                  127,461,111                   709,837,769

                                                                                                      Pro Forma (1)
                                                              Historical                              For the Year Ended
                                               ------------------------------------------     -------------------------------------
                                                                          July 31, 1996
                                                     Year Ended              through
                                                    December 31,            December 31,       December 31,         December 31,
                                                        1997                   1996               1997                  1996
                                               ------------------   ---------------------     --------------      -----------------

Funds From Operations (6)                           $  35,764,199        $   7,266,474          $ 89,825,239           $ 73,699,936
Cash Available for Distribution (7)                    30,954,486            6,105,233            79,134,133             64,256,834
Net cash provided by operating activities (8)          42,430,319            8,825,793           102,670,005             84,499,552
Net cash used in investing activities (9)            (328,193,431)        (186,447,491)          (13,821,749)           (12,364,900)

Net cash provided by (used in) financing
 activities (10)                                    $ 282,675,087        $ 181,509,979          $(53,998,076)          $(52,745,443)


Weighted average number of basic shares of
 Common Stock and OP Units outstanding                 16,705,155           10,067,025            35,174,984             35,167,701

Weighted average number of diluted shares of
 Common Stock and OP Units outstanding                 16,868,338           10,067,025            35,338,167             35,210,337


                               AGH LEASING, L.P.

         SELECTED HISTORICAL AND PRO FORMA CONSOLIDATED FINANCIAL DATA

                                                                                                        Pro Forma (1)
                                                              Historical                              For the Year Ended
                                               ------------------------------------------     -------------------------------------
                                                                          July 31, 1996
                                                     Year Ended              through
                                                    December 31,            December 31,       December 31,         December 31,
                                                        1997                   1996               1997                  1996
                                               ------------------   ---------------------     --------------      -----------------

STATEMENTS OF OPERATIONS DATA:
Room revenue                                   $  123,965,649        $     26,725,200         $ 252,513,441         $  221,451,484
Food and beverage revenue                          35,595,835               8,374,459            76,703,050             71,764,245
Other revenue                                       8,031,070               1,691,472            16,327,231             15,906,776
Minority interest income                            1,802,558                                     2,874,156              1,284,177
                                               ------------------   ---------------------     --------------      -----------------
     Total revenue                                169,395,112              36,791,131           348,417,878            310,406,682
                                               ------------------   ---------------------     --------------      -----------------
Hotel operating expenses                          110,622,712              24,051,041           228,830,255            209,035,972
Depreciation and amortization                         103,997                  33,003               103,997                 69,753
Interest expense                                       26,808                  13,314               264,064                 31,689
Other expense                                         158,113                  27,093               411,226                359,009
Participating Lease expense (2)                    59,934,337              13,387,719           120,128,336            103,506,853
                                               ------------------   ---------------------     --------------      -----------------
Net loss                                       $   (1,450,855)       $       (721,039)        $  (1,320,000)        $   (2,596,594)
                                               ==================   =====================     ==============      =================



                                  PRIME LESSEE

                 SELECTED PRO FORMA CONSOLIDATED FINANCIAL DATA


                                                           Pro Forma (1)
                                                        For the Year Ended
                                            -------------------------------------------------

                                              December 31, 1997          December 31, 1996
                                            ---------------------      ----------------------
STATEMENTS OF OPERATIONS DATA:
Room revenue                                    $  88,079,205              $  75,762,299
Food and beverage revenue                          38,979,060                 35,149,769
Other revenue                                       4,135,657                  3,557,400
Minority interest income                               --
                                            ---------------------      ----------------------
     Total revenue                                131,193,922                114,469,468
                                            ---------------------      ----------------------
Hotel operating expenses                           80,624,469                 73,749,873
Depreciation and amortization                          --
Interest expense                                       --
Other expense                                       1,566,606                  1,638,525
Participating Lease expense                        44,486,543                 42,544,359
                                            ---------------------      ----------------------
Net loss                                        $   4,516,304               $ (3,463,289)
                                            =====================      ======================


(1) The pro forma information does not purport to represent what the Company's financial position or the Company's and the Lessee's results of operations would actually have been if the IPO, the Offerings, the acquisitions of all Hotels and the consummation of a pro forma follow-on primary offering of approximately 7.1 million shares of common stock (the "Pro Forma 1998 Offering") at $26.6875 per share (the last reported sale price of the Common Stock on the New York Stock Exchange) and the application of the net proceeds therefrom, in fact, occurred on such dates, or to project the Company's or the Lessee's financial position or the Company's or the Lessee's results of operations at any future date or for any future period.
(2) Pro forma amounts represent lease payments from the Lessee to the Operating Partnership pursuant to the Participating Leases calculated on a pro forma basis by applying the rent provisions of the Participating Leases to the revenues of the Hotels. The departmental revenue thresholds in the Participating Leases are seasonally adjusted for interim periods and certain of the Participating Lease formulas adjust beginning in January 1997 or January 1998.
(3) Pro forma amounts represent salaries and wages, professional fees, directors' and officers' insurance, allocated rent, supplies and other operating expenses to be paid by the Company. These amounts are based on historical general and administrative expenses as well as adjusted for expenses associated with the acquisitions.
(4) Represents amortization of unearned officer's compensation, represented by an aggregate of 50,000 shares of restricted Common Stock issued to executive officers, 10% of which shares vested at the date of grant (5,000 shares at $17.75 per share, the price per share of Common Stock issued in the IPO), 20% of which shares vested on the first anniversary date of the IPO.
(5) Calculated as 12.1% for the historical period ended December 31, 1997 and as 18.9% for the historical period from July 31, 1996 (inception of operations) through December 31, 1996. Calculated as 11.1% of income before minority interest for all pro forma periods presented.
(6) Represents Funds From Operations of the Company. The items added back to net income applicable to common stockholders have been adjusted by the Company's ownership percentage in the Operating Partnership of 87.9% for the historical period ended December 31, 1997,

    81.1% for the historical period from July 31, 1996 (inception of operations) through December 31, 1996 and 88.9% for all pro forma periods presented. The following table computes Funds From Operations under the NAREIT definition. Funds From Operations consists of net income applicable to common stockholders (computed in accordance with generally accepted accounting principles) excluding gains (losses) from debt restructuring and sales of property (including furniture and equipment) plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. The Company considers Funds From Operations to be an appropriate measure of the performance of an equity REIT. Funds From Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Although Funds From Operations has been calculated in accordance with the NAREIT definition, Funds From Operations as presented may not be comparable to other similarly titled measures used by other REITs. Funds From Operation does not reflect cash expenditures for capital improvements or principal amortization of indebtedness on the Hotels.

                                                                                                        Pro Forma (1)
                                                              Historical                              For the Year Ended
                                               ------------------------------------------     -------------------------------------
                                                                          July 31, 1996
                                                     Year Ended              through
                                                    December 31,            December 31,       December 31,         December 31,
                                                        1997                   1996               1997                  1996
                                               ------------------   ---------------------     -----------------   -----------------

Net income applicable to common stockholders    $      23,484,930        $       5,129,181       $   46,285,427       $   32,638,198

Depreciation                                           12,279,269                2,137,293           43,539,812           41,061,738

                                               ------------------   ---------------------     -----------------   -----------------
Funds From Operations                           $      35,764,199        $       7,266,474       $   89,825,239       $   73,699,936

                                               ==================   ======================    =================   ==================

Weighted average number of basic shares of
 Common Stock outstanding                              14,678,160                8,122,139           31,275,051           31,267,768


Weighted average number of diluted shares of
 Common Stock outstanding                              14,841,343                8,164,774           31,438,234           31,310,404



(7) Cash Available for Distribution represents Funds From Operations of the Company plus the Company's ownership percentage in the Operating Partnership of 87.9% for the historical period ended December 31, 1997; 81.1% for the historical period from July 31, 1996 (inception of operations) through December 31, 1996 and 88.9% for all pro forma periods presented multiplied by the sum of amortization of deferred financing costs, franchise transfer costs and unearned officers' compensation. This amount is then reduced by the Company's same percentage share of the sum of 4.0% of total revenue for each of the Hotels that is required to be set aside by the Operating Partnership for refurbishment and replacement of FF&E, capital expenditures and other non-routine items as required by the terms of the Participating Leases. Cash Available for Distribution does not include the interest expense allocated to borrowings under the New Credit Facilities that are expected to be made in order to fund capital expenditures at the Hotels. In addition, Cash Available for Distribution does not include the effects of any revenue increases expected to result from capital expenditures at the Hotels.
(8) Pro forma amounts represent net income plus minority interest, depreciation, amortization, and amortization of unearned officers' compensation. There are no pro forma adjustments for changes in working capital items.
(9) Pro forma amounts represent cash used in investing activities and includes the Operating Partnership's obligation to make available to the Lessee an amount equal to 4.0% of total revenue for each of the Hotels for the periodic replacement or refurbishment of FF&E, capital expenditures, and other non-routine items as required by the Participating Leases. The Company intends to cause the Operating Partnership to spend amounts in excess of such obligated amounts to comply with the reasonable requirements of any Franchise License and otherwise to the extent that the Company deems such expenditures to be in the best interests of the Company.
(10) Pro forma amounts represent pro forma distributions to be paid based on the current annual distribution rate of $1.71 and $1.63 per share of Common Stock and OP Unit, respectively for 1997 and 1996 and an aggregate of 31,315,832 shares of Common Stock and OP Units outstanding plus the debt service on the indebtedness collateralized by the Holiday Inn Dallas DFW Airport South, Courtyard by Marriott Meadowlands, French Quarter Suites Hotel, and the Radisson Hotel Arlington Heights, the Crowne Plaza Portland, the Ramada Plaza Hotel Shelton and the Holiday Inn Chicago O'Hare International.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS


  The following should be read in conjunction with the Company's consolidated financial statements and the selected financial information included elsewhere in this report. Certain statements in this Form 10-K constitute "forward-looking statements" as that term is defined under the Private Securities Reform Act of 1995 and the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends, and which do not relate to historical matters, identify forward-looking statements. Although the Company believes that such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.

  The Company was incorporated and formed on April 12, 1996, as a Maryland corporation. The Company is a self-administered real estate investment trust ("REIT") that owns a geographically diverse portfolio of primarily full-service hotels. As of March 27, 1998 the Company owned 53 hotels located in 21 states containing an aggregate of approximately 12,600 guest rooms (the "Current Hotels"). Substantially all of the Current Hotels are operated under licensing or franchising agreements with national hotel brands including, but not limited to, Crowne Plaza, Hilton, Wyndham, Marriott, Holiday Inn Select, Radisson, Westin, DoubleTree Guest Suites, Sheraton, Holiday Inn and Hampton Inn. On July 31, 1996, the Company commenced operations and completed an IPO of an aggregate of approximately 8,075,000 shares of its Common Stock. Concurrently with the closing of the IPO, the Operating Partnership acquired directly or indirectly the equity interests in the Initial Hotels for an aggregate of 1,896,996 OP Units and approximately $91.0 million in cash to parties unaffiliated with the Primary Contributors. In addition, during the fiscal year 1997, the Company raised approximately $326.5 million through public and private issuances of Common Stock. See "--Equity Financing Transactions".


  During the fiscal year 1997, the Company acquired 14 hotels and acquired 26 additional hotels during the first quarter of 1998. December 31, 1997 the Company owned 27 hotels with an aggregate of 6,903 guestrooms (the "December 31 Hotels"). Substantially all of the December 31 Hotels are operated under licensing or franchising agreements with national hotel brands, including Crowne Plaza, Hilton, Wyndham, Marriott, Holiday Inn Select, Radisson, Westin, DoubleTree Guest Suites, Holiday Inn and Hampton Inn. The following table provides certain information regarding the December 31 Hotels:


                                                  Number of                                         Aggregate
                                                    Hotels                Number of                Acquistion
                                                   Acquired               Guestrooms                  Price
                                             ------------------       -------------------     -------------------------
1996                                                                                            (dollars in millions)
----
Initial Hotels                                                 13                   3,012                        $183.5
4th Quarter                                                     2                     694                          49.0

1997
----
1st Quarter                                                     5                     927                          84.1
2nd Quarter                                                     6                   2,030                         193.8
3rd Quarter                                                     0                       0                           0.0
4th Quarter                                                     1                     146                          11.8

Additional guestrooms constructed by the
 Company at its December 31 Hotels
                                                                                       94

                                               ------------------     -------------------     -------------------------

Total                                                          27                   6,903                        $522.2
                                               ==================     ===================     =========================


     During the first quarter of 1998 (through March 24), the Company has acquired interests in 26 additional hotels (the "1998 Acquisition Hotels", together with the December 31 Hotels, the "Current Hotels") with an aggregate purchase price of approximately $542 million and an aggregate guestroom count of 5,696. As of March 20, 1998, the Company owns a total portfolio of 53 hotels in 21 states with approximately 12,600 guestrooms.

     In addition, the Company has entered into contracts to purchase 13 additional hotels containing an aggregate of approximately 2,560 guestrooms for purchases prices totaling approximately $241 million (the "Proposed Acquisition Hotels", together with the Current Hotels, the "Hotels"). If all of the Proposed Acquisition Hotels are acquired, the Company will have invested approximately $783 million since December 31, 1997 in hotel acquisitions and will own 66 hotels containing more the 15,150 guestrooms, an approximate 120% increase in the Company's hotel portfolio since December 31, 1997 based upon the number of guestrooms.

  In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership can operate hotels. The Operating Partnership leases the Hotels to the Lessee for terms of 10 to 12 years pursuant to separate Participating Leases providing for the payment of base rent and participating rent. The principal source of revenue for the Operating Partnership and the Company is lease payments paid by the Lessee under the Participating Leases. The Lessee's ability to make payments to the Operating Partnership under the Participating Leases is dependent on the ability of the Lessee, AGHI and any other lessees or operators to generate cash flow from the operations of the Hotels. The Lessee has entered into management agreements whereby 44 of the Current Hotels are managed by AGHI and one Hotel is managed by Wyndham.

RESULTS OF OPERATIONS

Actual for the Year Ended December 31, 1997

  For the year ended December 31, 1997, the Company had revenues of $61,911,757 consisting of Participating Lease revenue of $59,934,337, office building rental income of $1,205,465 and interest income of $771,955. The interest income earned was primarily from the excess cash from the Company's 1997 Public Offering and from excess cash balances of the Company's subsidiaries. Depreciation expense for the year was $13,970,289 reflecting the additional depreciation expense related to the Company's property acquisitions. Amortization expense was comprised of amortization of deferred financing costs related to the Company's Credit Facility and the two subsequent increases to the Credit Facility of $977,109, franchise transfer fees of $98,311, other deferred expenses, such as organization costs of $30,478 and amortization relating to the restricted stock grants issued at the IPO of $125,729. Real estate and personal property taxes and property insurance for the year were $7,073,323. Operating expenses related to the office building were $596,939 for the portion of the year which the Company owned the office building since acquiring it in June, 1997. The Company reported $9,048,898 of interest expense for the period which consists of $1,213,683 attributable to the indebtedness on the Holiday Inn Select Dallas DFW Airport South, $381,333 attributable to the indebtedness on the Courtyard by Marriott Meadowlands, $520,521 attributable to the indebtedness on the Radisson Hotel Arlington Heights, $723,208 attributable to the indebtedness on the DoubleTree Guest Suites Atlanta and $6,210,153 attributable to the borrowings on the Company's Credit Facility. The balance outstanding on the Credit Facility at December 31, 1997 was approximately $41.3 million. The minority interest in income for the period was $3,234,189. The resulting net income applicable to the common stockholders was $23,484,930 or $1.60 per basic common share and $1.58 per diluted common share.

  The Company believes that the Hotels it acquires will generally experience increases in revenues (and accordingly, provide the Company with increases in Participating Lease revenues) following the completion of the renovation and conversion process; however, as individual hotels undergo such renovations, their performance has been, and is expected to continue to be, adversely affected by such temporary factors as rooms out-of-service and disruptions of hotel operations. (A more detailed discussion of hotel revenue is contained in "The Lessee - Actual" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Actual for the period from July 31, 1996 (inception of operations) through December 31, 1996

  The Company earned $13,387,719 in Participating Lease revenue from AGH Leasing. Interest income, which was $108,075 for the period, consisted primarily of income earned on excess cash balances. Depreciation of the Company's investment in hotel properties was $2,635,380. Amortization, consisting primarily of deferred financing costs and franchise transfer fees, was $310,404 and real estate and personal property taxes and insurance were $1,444,592. The Company reported $1,412,117 of interest expense for the period which consists of $512,936 attributable to the indebtedness on the Holiday Inn Select Dallas DFW Airport South, $166,737 attributable to the indebtedness on the Courtyard by Marriott Meadowlands and $732,444 attributable to borrowings on the Company's Credit Facility. The borrowings on the Credit Facility included $10 million borrowed at the IPO and repaid with the proceeds of the underwriters' over-allotment option and $57.5 million borrowed throughout the period for property acquisitions, renovations and working capital needs. The minority interest in income was $1,196,728 and the resulting net income applicable to the common stockholders was $5,129,181 for the period. On a per share basis net income to the common stockholder was $0.63 for basic and fully diluted weighted average shares.

Pro forma Comparison for the Years Ended December 31, 1997 and 1996

  On a pro forma basis, the Company's Participating Lease revenue increased 15.4% to $169.0 million from $146.4 million which reflects the increase in operations as a result of the improving market conditions in certain markets in which the Company owns hotels, as well as, the impact Company's repositioning strategies at the Hotels. Total revenues for the Company of $172.1 million represents a 15.8% increase from $148.6 million in 1996. Total expenses of the Company increased 7.2% to $120.1 million in 1997 from $111.9 million in 1996. The notable expense increases include: real estate and personal property taxes and insurance which increased 13.6% year over year due primarily to the increased property valuation in certain taxing jurisdictions; ground lease expense increased 7.2% from $6.7 million to $7.1 million which is in direct correlation to the increase in hotel revenues on the pro forma financial statements of the Lessee; and interest expense increased 7.2% to $39.5 million which reflects the impact of borrowings made under the Company's New Credit Facilities for capital renovations and refurbishments at its Hotels. For the pro forma periods, the Company had flow through on its increased revenues of 41.2% which increased the per share net income applicable to its common stockholders to $1.48 from $1.04 on basic Common Stock outstanding and to $1.47 from $1.04 on diluted Common Stock outstanding.

Funds from Operations

  Actual Funds from Operations for the year ended December 31, 1997 and the period from July 31, 1996 (inception of operations) through December 31, 1996, calculated using the NAREIT definition of Funds from Operations, was $35,764,199 and $7,266,474, respectively, which is the sum of net income applicable to common stockholders and the Company's share of depreciation.

  The Company considers Funds from Operations to be a key measure of the performance of an equity REIT. Funds from Operations should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance, or an alternative to cash flows from operating, investing or financing activities, as a measure of liquidity.

  The following is a reconciliation of pro forma net income applicable to common stockholders to pro forma Funds from Operations and illustrates the difference in the two measures of operating performance:


                                                                   December 31, 1997              December 31, 1996
                                                              --------------------------     --------------------------


Pro forma net income applicable to common  stockholders                      $46,285,427                    $32,638,198
Depreciation (Company share)                                                  43,539,812                     41,061,738
                                                              --------------------------     --------------------------
Funds from Operations                                                        $89,825,239                    $73,699,936
                                                              ==========================     ==========================

Weighted average number of basic shares of Common Stock
 outstanding                                                                  31,275,051                     31,267,768

Weighted average number of diluted shares of Common
 Stock outstanding                                                            31,438,234                     31,310,404



AGH LEASING

  AGH Leasing refers to the consolidated operations of AGH Leasing, L.P. and Twin Towers Leasing. Twin Towers Leasing commenced operations on June 25, 1997, with the acquisition of the Radisson Twin Towers Hotel in Orlando, Florida.
Twin Towers Leasing is owned 51% by AGH Leasing, L.P., which is the sole general partner, and 49% by Regent Carolina Corporation, which is an affiliate of the selling entity of the Radisson Twin Towers

Orlando and the sole limited partner. Regent Carolina Corporation is allocated 100% of the losses of Twin Towers Leasing up to their capital contribution of $3 million.

Actual for the Year Ended December 31, 1997

  For the year ended December 31, 1997 AGH Leasing's revenues were $169,395,112 consisting of room revenues of $123,965,649, food and beverage revenues of $35,595,835, other revenues of $8,031,070 and an allocation of minority interest for the investment in Twin Towers Leasing of $1,802,558.

  Participating Lease payments and property operating costs and expenses were $59,934,337 and $110,911,630, respectively. The resulting net loss for the period was $1,450,855.

  Certain December 31 Hotels are performing below the Company's expectations and below last year's performance due to increases in market supply of hotel rooms, disruptions in operations due to renovations and capital improvements and a slower than expected improvements in operations created by the renovations and rebranding process. Hotels which have completed the renovation process are generally reflecting marked improvements in operations. The Company expects these trends to continue for the remainder of the current year and into the following year.

Actual for the Period from July 31, 1996 (inception of operations) through December 31, 1996

  For the period of operations in 1996, AGH Leasing had total revenue of $36,791,131 which was comprised of room revenues of $26,725,200, food and beverage revenues of $8,374,459 and other revenues of $1,691,472. For this same period, the expenses incurred for Participating Lease payments and property operating costs were $13,387,719 and $24,124,451, respectively. The net loss for the period was $721,039.

                                            Summary Operational Highlights
                                            ------------------------------
                                                                                 Twelve Months
                                                      ----------------------------------------------------------------

                                                               1997                1996(1)               % Change
                                                      ----------------------------------------------------------------
Revenue Per Available Room (REVPAR)
 December 31 Hotels                                                $61.10               $56.01                   9.1  %
 Initial Hotels                                                    $60.30               $54.67                  10.3  %
Occupancy
 December 31 Hotels                                                 71.1 %               72.4 %                 (1.8) %
 Initial Hotels                                                     71.7 %               73.0 %                 (1.8) %
Average Daily Rate (ADR)
 December 31 Hotels                                                $85.91               $77.31                  11.1  %
 Initial Hotels                                                    $84.08               $74.89                  12.3  %



   (1) 1996 results represent pro forma numbers and are calculated as if the company owned the hotels included above for the full period from January 1, 1996 through December 31, 1996


  For 1997, the Company's 26 hotels, excluding the Courtyard by Marriott in Durham, North Carolina which opened in April 1997, generated REVPAR increases of 9.1% to $61.10 from $56.01. ADR rose 11.1% to $85.91 for the year, while occupancy slightly decreased to 71.1 % from 72.4 %.

  The Company's Initial Hotels generated REVPAR increases of 10.3% to $60.30, while ADR increased 12.3% to $84.08. Occupancy for these hotels decreased by 1.8% from 73.0% to 71.7%, reflecting the impact of rooms out of service during renovation work. The performance of the Initial Hotels reflects the benefits of the Company's repositioning strategies and the internal growth that can be generated as a result of these strategies.

Pro Forma Operations for the Years Ended December 31, 1997 and 1996

  The following table sets forth pro forma financial information for AGH Leasing, as a percentage of revenue, for the years ended December 31, 1997 and 1996:

                                                                         December 31,                  December 31,
                                                                            1997                          1996
                                                                    -----------------------       -----------------------
Room revenue                                                                 72.5   %                      71.4   %
Food and beverage revenue                                                    22.0                          23.1
Other revenue                                                                 4.7                           5.1
Minority interest income                                                      0.8                           0.4
                                                                    -----------------------       -----------------------
     Total revenue                                                          100.0                         100.0
                                                                    -----------------------       -----------------------
Hotel operating expenses                                                     65.7                          67.2
Other corporate expenses                                                      0.2                           0.2
Participating Lease expense                                                  34.5                          33.4
                                                                    -----------------------       -----------------------
     Net loss                                                              (  0.4  %)                    (  0.8  %)
                                                                    =======================       =======================


  On a pro forma basis, hotel room revenues increased 14% to $252,513,441 from $221,451,484 which is attributable to the improving market conditions in certain markets in which the company owns hotels, as well as, the impact of the Company's repositioning strategies, the increased contribution by the new franchisor to room reservations and certain markets absorbing the increase supply of limited service rooms into the market. Total revenues for the pro forma periods increased 12.2% to $348,417,878.

  Pro forma hotel operating expenses increase 9.5% which reflects the increase in incremental costs and additional franchise related assessments associated with the increased revenues. Pro forma Participating Lease expense increase 16% to $120,128,336.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal source of cash to meet its cash requirements, including distributions to stockholders, is its share of the Operating Partnership's cash flow from the Participating Leases. For the year ended December 31, 1997, cash flow provided by operating activities, consisting primarily of Participating Lease revenue, was $42,430,318 and Funds from Operations (as previously defined) was $35,764,199. AGH Leasing's obligations under the Participating Leases are collateralized by the pledge of 275,000 OP Units by the partners of AGH Leasing and the remaining capital of $1.2 million contributed by the 49% limited partner of Twin Towers Leasing. The Lessee's ability to make rent payments under the Participating Leases and the Company's liquidity, including its ability to make distributions to stockholders, are substantially dependent on the ability of the Lessee, AGHI and other operators and managers to generate sufficient cash flow from the operation of the Hotels.

  During the year ended December 31, 1997, the Company completed the 1997 Public Offering, issued shares pursuant to the Wyndham Alliance, completed the Second 1997 Public Offering and partially completed the ABKB placement producing combined net proceeds to the Company of $274.4 million. In addition, the Company increased its Credit Facility from $100 million to $150 million in February 1997 and from $150 million to $300 million in June 1997. The June 1997 amendment to the Company's Credit Facility decreased the applicable interest rate from 1.85% plus LIBOR to 1.75% plus LIBOR and increased the advance rate from 40% of the qualified borrowing base to 50% of the qualified borrowing base, subject to other financial ratio tests and limitations. At December 31, 1997, the Company had approximately $41.3 million outstanding on its Credit Facility. The Company's borrowing capacity under the Credit Facility at December 31, 1997, was approximately $247 million.

  To provide for additional financing flexibility, the Company has registered up to an aggregate of $500 million in Common Stock and warrants to purchase Common Stock pursuant to a shelf registration (the "Shelf Registration") filed on August 6, 1997, and declared effective by the SEC on August 28, 1997. Under the terms of the registration, the Company may decide the amount of securities to sell from time to time. Any proceeds from such a sale would be for various purposes, which may include, without limitation, the repayment of outstanding indebtedness, the acquisition of additional hotels, the improvement and/or expansion of one or more of its hotel properties or for working capital purposes. As of December 31, 1997 the Company had $365,125,000 remaining on its Shelf Registration.

  At December 31, 1997, the Company had $800,255 in cash and cash equivalents and $41.3 million outstanding under the Credit Facility. The Credit Facility balance outstanding at December 31, 1996, and the additional borrowings made before the Company's 1997 Public Offering were substantially repaid with the net proceeds from the 1997 Public Offering. The Company subsequently borrowed approximately $181 million to fund property acquisitions, renovations, capital improvements and working capital needs which was substantially repaid with the net proceeds from the Second 1997 Public Offering and the ABKB placement. Borrowings under the Credit Facility bear interest at 30-day, 60-day or 90-day LIBOR (5.72%, 5.75% and 5.81% at December 31, 1997) plus 1.75% per annum, payable monthly in arrears or one-half percent in excess of the prime rate at the option of the Company.

  On February 13, 1998, the Company replaced its $300 million secured credit facility with two unsecured credit facilities with an aggregate principal amount of $600 million (the "New Credit Facilities"). The financial covenants contained in the New Credit Facilities require the Company to maintain the debt service coverage ratio of at least 2.0 to 1.0, and an interest coverage ratio of not less than 2.15 to 1.0 through December 31, 1998 and not less than 2.50 to
1.0 thereafter and to maintain a minimum net worth of $450 million plus 75% of the net proceeds from stock offerings and offerings of partnership interests in the Operating Partnership. In addition, the New Credit Facilities contain limits on total indebtedness based on a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) that adjust downward as of December 31, 1998. As a result of the adjustment of certain financial covenants that occur on December 31, 1998, the Company expects that it would be required to repay or refinance a portion of the New Credit Facilities at that time. In addition, the New Credit Facilities provide that the lenders must consent to any development activities by the Company other than development in connection with the limited expansion of existing hotels. Also, the New Credit Facilities' lenders must approve the lessee, manager and the franchise brand of the Company's Hotels. In addition, the New Credit Facilities require that the current limited partners of AGH Leasing own no less than 65% of the limited partnership interests of AGH Leasing at all times.

  Outside of the New Credit Facilities, the Company and its subsidiaries may incur up to $70 million in additional qualified debt, including the debt assumed in connection with the acquisitions of the Holiday Inn Select Dallas DFW Airport South, Courtyard by Marriott Meadowlands, Radisson Hotel Arlington Heights, DoubleTree Guest Suites Atlanta, Crowne Plaza Portland, Ramada Plaza Shelton and the Holiday Inn O'Hare International Airport without prior consent of its Credit Facilities' lenders. The New Credit Facilities have a three-year term and bear interest based upon the 30-day, 60-day or 90-day LIBOR (5.6875%, 5.6875% and 5.6875% as of March 27, 1998) at the option of the Company, plus an applicable margin for all or part of the Facilities (the "Margins"). The Margins, which are adjusted on a quarterly basis, range from a minimum of 1.40% per annum to a maximum of 2% per annum, based upon certain leverage ratios. As of March 27, 1998 the Margins were 1.875% per annum. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the New Credit Facilities and could reduce the amount of Cash Available for Distribution.

  During the first quarter of 1998 (through March 27), the Company has acquired the 1998 Acquisition Hotels for an aggregate purchase price of approximately $542 million. The 1998 Acquisition Hotels were funded with borrowings under the Credit Facility and New Credit Facilities, the assumption of mortgage indebtedness and the issuance OP Units. As of March 27, 1998 the amount outstanding on the New Credit Facilities was $442 million.

  In addition to the 1998 Acquisition Hotels, the Company has entered into contracts to purchase the Proposed Acquisition Hotels for purchase prices aggregating approximately $241 million. The Company expects that the Proposed Acquisition Hotels will be completed and funded with borrowings under the New Credit Facilities or permanent debt or equity financing. To the extent that the New Credit Facilities are not sufficient to make the additional property acquisitions, complete the renovation and capital improvement programs and for working capital, the Company expects that it will seek additional equity or pursue alternative financing opportunities.

  Cash and cash equivalents as of December 31, 1997, were $800,255. Restricted cash of $765,048 includes escrow deposits on the Holiday Inn Select Dallas DFW Airport South, the Courtyard by Marriott Secaucus and the DoubleTree Guest Suites Atlanta as required by their loan agreements. Cash flow from operating activities of the Company was $42,430,318 for year ended December 31, 1997, which primarily represents the collection of rents under the Participating Leases, less the Company's operating expenses for the period, adjusted for changes in other working capital components. Cash flow used in investing activities during that period in the amount of $328,193,431 reflects the purchase of and improvements made to the Current Hotels. Cash flows from financing activities of $282,675,087 during this period were primarily related to the receipt of proceeds from the 1997 Public Offering, the Second 1997 Public Offering, the ABKB placement and borrowings on the credit facility, net of principal payments on borrowings and payments for deferred loan costs. The Company also paid dividends of $24,932,747 on Common Stock and OP Units outstanding.

  On January 2, 1998, in accordance with the ABKB/LaSalle Agreements, the Company privately sold an additional 495,700 shares of its Common Stock to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership at a negotiated price of $25.216 generating net proceeds of approximately $12.5 million which were contributed to the Operating Partnership.

  On January 8, 1998, the Company privately issued 518,437 Class B OP Units as part of the purchase price of the Prime Group I Acquisition Hotels. At the time of issuance, the Class B OP Units were valued at $26.697 per unit. On April 16, 1998, the Class B OP Units will automatically convert into standard OP Units.

  On January 15, 1998, in accordance with the ABKB/LaSalle Agreements, the Company privately sold the balance of 118,972 shares of its Common Stock to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership at a negotiated price of $25.216 generating net proceeds of approximately $3.0 million which were contributed to the Operating Partnership. With the January 15 transaction, all shares of Common Stock, which were to be issued pursuant to the ABKB/LaSalle Agreements, had been issued.

  On February 3, 1998, the Company privately issued 1,308,406 Class C OP Units as part of the purchase price of the Holiday Inn O'Hare International Hotel. At the time of issuance, the Class C OP Units were valued at $27.514 per unit. The Class C OP Units bear a preferred annual distribution rate of $1.89 per Class C OP Unit until such time the dividend distribution rate for the Class C OP Units shall equal the distribution rate on the Common Stock. In addition, the holders of the Class C OP Units are entitled to receive additional OP Units if the fair market value of the Common Stock (as reported on the New York Stock Exchange, Inc.) is not trading for at least $30 per share on the anniversary date of the closing of the acquisition.

  On February 18, 1998, the Company sold 1,052,650 shares of Common Stock at $28.25 per share through a public offering generating net proceeds of approximately $28.3 million, which were contributed to the Operating Partnership and used to repay indebtedness borrowed under the New Credit Facilities.

  On February 23, 1998, the Company sold 1,095,890 shares of Common Stock at $27.375 per share through a public offering generating net proceeds of approximately $28.4 million, which were contributed to the Operating partnership and used to repay indebtedness borrowed under the New Credit Facilities.

  On February 27, 1998, the Company sold 362,812 shares of Common Stock at $27.5625 per share through a public offering generating net proceeds of approximately $9.5 million, which were contributed to the Operating Partnership and used to repay indebtedness under the New Credit Facilities.

  On March 15, 1998, the Company and CapStar Hotel Company ("CapStar") entered into a definitive agreement (the "Merger Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions and covenants, to merge as equals (the "Proposed Merger"). Accordingly, no assurance can be given that the Proposed Merger will be consummated. Pursuant to the Merger Agreement,

CapStar will spin off (the "Spin-Off") in a taxable transaction, its hotel operations and management business to its current stockholders as a new C-Corporation to be called MeriStar Hotels & Resorts, Inc. ("MeriStar Resorts"). CapStar will subsequently merge with and into the Company, which will qualify as a reorganization under Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company will be renamed MeriStar Hospitality Corporation if the Proposed Merger is consummated. In a separate transaction, which will close immediately after the closing of the Proposed Merger, MeriStar Resorts will acquire AGH Leasing and AGHI which acquisition is a condition to closing the Proposed Merger. If the Proposed Merger is consummated, MeriStar Resorts will become the lessee and manager of all of the Current Hotels currently leased by AGH Leasing and will have a right of first refusal to become the lessee of hotels acquired by the Company in the future except for the Prime Group II Acquisition hotels.

  The Merger Agreement defines the exchange ratios for both the Company's and CapStar's stockholders. CapStar stockholders will receive one share each of MeriStar Hospitality Corporation and MeriStar Resorts for each CapStar share owned. The Company's stockholders will receive 0.8475 shares of MeriStar Hospitality Corporation for each share of Common Stock owned. Both exchange ratios are fixed, with no adjustment mechanism.

  The Company expects the Proposed Merger to close in June 1998. The Proposed Merger will be submitted for approval at separate meetings of the stockholders of the Company and CapStar. Prior to such stockholder meetings, the Company will file a registration statement with the SEC registering under the Securities Act of 1933, as amended, the shares of MeriStar Hospitality Corporation to be issued in the Proposed Merger.

RENOVATIONS AND OTHER CAPITAL IMPROVEMENTS

  The Participating Leases require the Company to establish annual minimum reserves equal to 4.0% of total revenue of the Current Hotels which will be utilized by the Lessee for the replacement and refurbishment of FF&E and other capital expenditures to enhance the competitive position of the Current Hotels. The Company and the Lessee will jointly determine the use of funds in this reserve, and the Company will have the right to approve the Lessee's capital expenditure budgets. While the Company expects its reserve to be adequate to fund recurring capital needs, the Company expects to use cash available for distribution in excess of distributions paid or funds drawn under the New Credit Facilities or other borrowings or equity to fund additional capital improvements, as necessary, including major renovations at the Company's Hotels.

  The Company has budgeted $129.7 million to fund capital improvements and renovations at the Current Hotels. As of December 31, 1997, the Company had invested approximately $69.0 million on capital improvements and renovations and has budgeted to invest the remaining $60.7 million on the Current Hotels in 1998 and 1999. In certain circumstances such capital improvements are being completed in connection with franchisor requirements. The Company has also budgeted approximately $111.1 million to be invested in the 1998 Acquisition Hotels and the Proposed Acquisition Hotels. The amounts are budgeted to be expended during 1998, 1999 and 2000.

  The Company intends to use borrowings under the New Credit Facilities and the FF&E reserve established under the Participating Leases to fund these expenditures. There can be no assurance that the Company will be able to complete the scheduled capital improvements within the expected time frames or that the anticipated costs for the capital improvements will not exceed the amounts budgeted for that purpose. Changes in the scope of the work are inherent in large renovation projects such as the ones undertaken by the Company. The Company has increased the scope of the work in certain projects in response to market conditions, building code, franchisor and other requirements. The Company attempts to schedule renovations and improvements during traditionally lower occupancy periods in an effort to minimize disruption to the hotels' operations; however, the impact of rooms out-of-service and public area construction remains significant. As individual hotels undergo such renovation and capital improvements, their performance may be adversely affected, although such effects are expected to be temporary.

INFLATION

  Operators of hotels, in general, possess the ability to adjust room rates quickly. Competitive pressures may, however, limit the Lessee's ability to raise room rates at the rate of inflation.

SEASONALITY

  The hotel industry is seasonal in nature. Generally, hotel revenue is greater in the second and third quarters of a calendar year, although this may not be true for hotels in major tourist destinations. With the Company's acquisition of the FSA Portfolio Acquisition hotels, the Company's portfolio may now produce greater revenues in the first and second quarters. Seasonal variations in revenue at the Hotels may cause quarterly fluctuations in the Company's lease revenue. To the extent that cash flow from operations may be insufficient during any quarter to pay distributions at its current distribution rate due to temporary or seasonal fluctuations in lease revenues, the Company expects to utilize other cash on hand or borrowings under the New Credit Facilities to make such distributions.

RISKS RELATING TO YEAR 2000 ISSUE

  Many existing computer programs were designed and developed without considering the impact of the upcoming change in the century. The problem exists when a computer program uses only two digits to identify a year in the date field. Extensive problems can result to a company's business, requiring substantial resources to remedy. The Company believes that the "Year 2000" problem is not material to the Company's business and operations. Although the Company is addressing the problem with respect to its business operations, there can be no assurance that the "Year 2000" problem will be properly or timely resolved, which could have a material adverse effect on the Company's results of operations and, in turn, cash available for distribution.



ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable



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



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None


                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS AND EXECUTIVE OFFICERS

  The Board of Directors consists of five members, four of whom are Independent Directors, persons who are not officers or employees of the Company, affiliates of officers or employees of the Company or affiliates of any advisor to the Company under an advisory agreement, any lessee or contract manager of any hotel of the Company, any of its subsidiaries, or any partnership which is an affiliate of the Company (each such person, an "Independent Director"). The Board of Directors is divided into three classes serving staggered three-year terms. The Company has five executive officers and six other professional and appropriate support staff. Certain information regarding the directors and executive officers of the Company is set forth below.


                                                                                                         Class/Term
              Name                                     Position                            Age           Expiration

--------------------------------     -------------------------------------------     -------------    --------------------

Steven D. Jorns                        Chairman of the Board, Chief Executive               49         Class I / 2000
                                       Officer and President
Bruce G. Wiles                         Executive Vice President                             46               --
Kenneth E. Barr                        Executive Vice President, Chief                      49               --
                                       Financial Officer, Secretary and
                                       Treasurer
Russ C. Valentine                      Senior Vice President  Acquisitions                  51               --
John P. Buza                           Senior Vice President/Asset Manager                  36               --
H. Cabot Lodge                         Independent Director                                 41         Class II / 1998
James R. Worms                         Independent Director                                 51         Class II / 1998
James McCurry                          Independent Director                                 48         Class III / 1999
Kent R. Hance                          Independent Director                                 54         Class III / 1999


  Steven D. Jorns became the Chairman of the Board, Chief Executive Officer and President of the Company in April 1996. Mr. Jorns is the founder of and has served since its formation in 1981 as Chairman of the Board, Chief Executive Officer and President of AGHI. Prior to forming AGHI, Mr. Jorns spent seven years with an affiliate of General Growth Companies overseeing that company's hotel portfolio. Prior to that, Mr. Jorns was associated with Hospitality Motor Inns, a division of Standard Oil of Ohio, and held marketing positions with Holiday Inns, Inc. Mr. Jorns is a graduate of Oklahoma State University with a degree in Hotel and Restaurant Administration. He has been honored by that University as one of its distinguished alumni. He has served on the Hotel and Restaurant Advisory Boards for two universities and was selected by Lodging Hospitality Magazine as a "Rising Star" of the Industry in 1992.

  Bruce G. Wiles became an Executive Vice President of the Company in April 1996. Mr. Wiles has served since 1989 as an Executive Vice President of AGHI, where he is responsible for AGHI's acquisition and development activities. Mr. Wiles has more than fourteen years of experience in the hospitality industry. Prior to joining AGHI in 1989, Mr. Wiles was a Senior Vice President for Integra, a Dallas-based NYSE hotel management and restaurant company. At Integra, his duties included evaluating hotel acquisitions and overseeing real estate development, as well as the acquisition and negotiation of all real estate based financing. Prior to joining Integra in 1986, Mr. Wiles was a founder and President of Bruce G. Wiles and Associates, Ltd., a Honolulu-based real estate syndicator and developer of condominiums and commercial space. Mr. Wiles was also previously associated with KPMG Peat Marwick and Grant Thornton, serving the real estate development and lending industries. Mr. Wiles graduated Summa Cum Laude from Georgetown University and became a Certified Public Accountant in 1973.

  Kenneth E. Barr became an Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company in April 1996. Mr. Barr has served since 1994 as a Senior Vice President of AGHI, where he directs the Accounting and Finance Department. At AGHI, Mr. Barr is responsible for financial management and controllership functions, including financial, accounting and reporting, management information systems, risk management, internal audits, treasury activities, and training functions. Prior to joining AGHI, Mr. Barr held a senior financial position with Richfield Hotel Management, Inc., a national hotel management company. Prior to joining Richfield Hotel Management, Inc. in 1991, Mr. Barr served as the partner in charge of the audit practice of Laventhol & Horwath in Dallas and was also a member of that firm's National Audit Advisory Board. Mr. Barr holds a Bachelor of Business Administration from the University of Oklahoma. He is a Certified Public Accountant in Texas, Oklahoma and Puerto Rico.


  Russ C. Valentine became Senior Vice-President-Acquisitions of the Company in April 1996. Mr. Valentine has served since 1990 as a Senior Vice
President-Acquisitions of AGHI. Prior to joining AGHI, Mr. Valentine was a Principal with Laventhol & Horwath, in charge of the firm's Dallas and Southwest Real Estate and

Hospitality Consulting Practice. Prior to joining Laventhol & Horwath in January 1983, Mr. Valentine was a Senior Vice President-Acquisitions for Prime Financial Partnership, L.P., a real estate and development company listed on the American Stock Exchange. Mr. Valentine's responsibilities with Prime Financial included acquisition, negotiation and financing of hotel and other real estate investments, Mr. Valentine received his Master of Business Administration degree from the School of Hotel, Restaurant and Institutional Management at Michigan State University. He also earned a Master of Arts degree from Wayne State University and a Bachelor of Arts degree from Louisiana State University.

  John P. Buza became Senior Vice-President and Asset Manager of the Company in January 1998. Mr. Buza joined the Company after spending the last 11 years with Salomon Brothers, Inc where he served as Director and was responsible for all of the Salomon Brothers, Inc. investments. Mr. Buza has 10 years of real estate experience and has spent portions of the last six years working in the hotel industry. Mr. Buza was directly responsible for the financial restructuring, financing and renovation of Salomon's hotel portfolio and the construction and sale of the Courtyard by Marriott Durham in Durham, North Carolina which was recently purchased by the Company. Mr. Buza has been a member of the Board of Directors of Hudson Hotels Corporation since November 1996, as well as, a member of two Advisory Committees for certain real estate joint venture funds for Trammell Crow. Prior to Salomon Brothers, Inc. Mr. Buza worked for Touche Ross & Co. Mr. Buza is a Certified Public Accountant and is a member of the New Jersey State Society of CPA's. He holds a Bachelor of Arts degree in Accounting/Business Administration from Muhlenberg College.

  H. Cabot Lodge III became a director of the Company in July 1996. Mr. Lodge is a co-founder and has served since October 1995 as Chairman of the Board of Superconducting Core Technologies, Inc., a wireless telecommunications equipment manufacturer. From August 1983 to August 1995, he was a Managing Director and Executive Vice President of W.P. Carey & Co., a New York real estate investment bank that specializes in long term net-leases with corporations and manages in excess of $1.5 billion in assets, nine real estate public limited partnerships and three real estate investment trusts. Mr. Lodge also is a principal of Carmel Lodge, LLC, a New York based merchant bank. Mr. Lodge earned a Bachelor of Arts degree from Harvard College and a Masters of Business Administration degree from the Harvard Business School. He is a member of the Board of Directors of TelAmerica Media, Inc., High Voltage Engineering Corp., and Monument Realty.

  James R. Worms became a director of the Company in July 1996. Mr. Worms has served since August 1995 as a Managing Director of William E. Simon & Sons L.L.C., a private investment firm and merchant bank and President of William E. Simon & Sons Realty, through which the firm conducts its real estate activities. Prior to joining William E. Simon & Sons, Mr. Worms was employed since March 1987 by Salomon Brothers Inc, an international investment banking firm, most recently as a Managing Director. Mr. Worms received a Bachelor of Arts degree from the University of California, Los Angeles, a Masters of Business Administration from the University of California at Los Angeles' Anderson School of Business, and a Juris Doctor degree from the Hastings College of Law.

  James B. McCurry became a director of the Company in July 1996. Mr. McCurry served from December 1994 through December 1996 as Chief Executive Officer of NeoStar Retail Group, Inc. ("NeoStar"), a specialty retailer of consumer software. NeoStar filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in September 1996. Currently, Mr. McCurry is a partner at Bain & Company, an international management consulting firm specializing in corporate strategy. From April 1983 to December 1994, Mr. McCurry was the Chairman of Babbage's Inc., a consumer software retailer, which merged with Software Etc. Stores, Inc. in December of 1994 to form NeoStar. Mr. McCurry received a Masters of Business Administration with High Distinction from Harvard Business School and a Bachelor of Arts with High Honors from the University of Florida. He is a member of the Board of Directors of Pacific Sunwear of California, Inc.

  Kent R. Hance became a director of the Company in July 1996. Mr. Hance has been since 1994 a law partner in the firm Hance, Scarborough, Woodward & Weisbart, L.L.P., Austin, Texas, and from 1991 to 1994 he was a law partner in the firm of Hance and Gamble. From 1985 to 1987, Mr. Hance was a law partner with Boyd, Viegal and Hance. Mr. Hance served as a member of the Texas Railroad Commission from 1987 until 1991 and as its Chairman from 1989 until 1991. From 1979 to 1985, he served as a member of the United States Congress. Mr. Hance served as a State Senator in the State of Texas from 1975 to 1979 and was a professor of business law at

Texas Tech University from 1969 to 1973. Mr. Hance earned a Bachelor of Business Administration degree from Texas Tech University and a Juris Doctor degree from the University of Texas Law School.

BOARD OF DIRECTORS AND COMMITTEES

  The Company is managed by a five-member Board of Directors, a majority of whom are Independent Directors. The Board of Directors has an Audit Committee, a Compensation Committee and a Leasing Committee.

  Audit Committee. The Audit Committee consists of Messrs. Hance and McCurry. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, and reviews the adequacy of the Company's internal accounting controls.

  Compensation Committee. The Compensation Committee consists of Messrs. Hance and Worms. The Compensation Committee determines compensation of the Company's executive officers and administers the Company's 1996 Stock Incentive Plan.

  Leasing Committee. The Leasing Committee consists of Messrs. Lodge and Worms. The Leasing Committee reviews not less frequently than annually the Lessees' compliance with the terms of the Participating Leases and reviews and approves the terms of any new leases between the Company and the Lessees.

  The Company may from time to time form other committees as circumstances warrant. Such committees will have authority and responsibility as delegated by the Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Exchange Act of 1934, as amended ("Section 16(a)"), requires the Company's executive officers and directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities (collectively, "Section 16 reporting persons"), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock or other equity securities of the Company. Section 16 reporting persons are required by the SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

  To the Company's knowledge, based solely on a review of the copies of such report furnished to the Company and on written representations that no other reports were required, during the fiscal year ended December 31, 1997, the
Section 16 reporting persons complied with all Section 16(a) requirements applicable to them except that Mr. Jorns inadvertently failed to file a Form 4 with the SEC with respect to one acquisition of Class B OP Units by an entity which he owns by indirect interest in connection with the Company's acquisition of the Courtyard by Marriott Durham. Mr. Jorns reported that acquisition of Class B OP Units on a Form 5 filed on a timely basis with the SEC. All such other filings have been made.


ITEM 11:    EXECUTIVE COMPENSATION

  The following table sets forth for the fiscal years ended December 31, 1997 and 1996, information regarding the compensation of the Company's executive officers.

                           Summary Compensation Table

                                                             Annual Compensation                  Long Term Compensation
                                                   ----------------------------------  ---------------------------------------------

                                                                        Other Annual     Restricted     Securities       All Other
                                                    Salary     Bonus    Compensation   Stock Awards Underlying Options  Compensation

     Name and Principal Position           Year      ($)        ($)         ($)           ($)(1)           (#)             ($)

------------------------------------  -----------------------------------------------  --------------------------------------------
Steven D. Jorns
 Chairman, Chief Executive Officer        1997      100,000     60,000         None            None       250,000 (2)          None
  and President                           1996(4)    41,667       None         None           532,500     225,000 (3)          None

Bruce G. Wiles
 Executive Vice President                 1997       90,000     45,000         None            None       237,796 (2)          None
                                          1996(4)    37,500       None         None           177,500      75,000 (3)          None
Kenneth E. Barr
 Executive Vice President, Chief
  Financial Officer, Secretary and        1997       80,000     40,000         None            None       212,796 (2)          None
  Treasurer                               1996(4)    33,333       None         None           106,500      40,000 (3)          None

(1) In connection with the IPO, the Company granted Messrs. Jorns, Wiles and Barr stock awards of 30,000, 10,000 and 6,000 shares of restricted Common Stock, respectively. The restricted stock awards vest 10% on the date of the IPO, 20% on the first and second anniversary dates of the IPO and 25% on the third and fourth anniversary dates of the IPO. The calculation is based on a per share price of Common Stock of $17.75, the offering price in connection with the IPO.
(2) Represents shares purchasable pursuant to options granted in 1997. See "Option Grants" below.
(3) Represents shares purchasable pursuant to options granted at the IPO. The options are comprised of both incentive stock options ("ISOs") and nonqualified options. Messrs. Jorns, Wiles and Barr have 22,532 ISOs with the remainder of the IPO options being nonqualified stock options.
(4) Includes compensation only during the period from July 31, 1996 (inception of operations) through December 31, 1996.

  The executive officers, including Messrs. Jorns, Wiles and Barr, receive health and disability insurance benefits which do not exceed 10% of their respective salaries. These benefits are also provided to all other employees of the Company.

Option Grants

  The following table sets forth information regarding grants of stock options to the Company's executive officers during the 1997 fiscal year. The options were granted pursuant to the 1996 plan.


                     Option/SAR Grants in Last Fiscal Year

                                                                                               Potential Realizable Value at Assumed

                                                                                                     Annual Rate of Stock Price
                                                    Individual Grants                               Appreciation for Option Term
                  ------------------------------------------------------------------------------    ------------------------------
                                                % of Total
                  Number of Securities         Options/SARs
                       Underlying               Granted to         Exercise or
                  Options/SARs Granted         Employees in         Base Price        Expiration
Name                       (#)                  Fiscal Year         ($/Share)            Date            5% ($)         10% ($)
----------------  --------------------        -------------       ------------        ----------    -------------    -------------
Steven D. Jorns           65,118                30.3%               23.25              01/02/07           952,142       2,412,916
                         184,882                18.9%              26.625              11/14/07         3,095,723       7,845,171

Bruce G. Wiles            37,796                17.6%               23.25              01/02/07           552,646       1,400,512
                         200,000                20.4%              26.625              11/14/07         3,349,000       8,486,679

Kenneth E. Barr           37,796                17.6%               23.25              01/02/07           552,646       1,400,512
                         175,000                17.9%              26.625              11/14/07         2,930,256       7,425,844

Russ C. Valentine         17,811                 8.3%               23.25              01/02/07           260,429         659,978
                         150,000                15.3%              26.625              11/14/07         2,511,648       6,365,009

  The options granted to Messrs. Jorns, Wiles, Barr and Valentine on January 2, 1997 were granted at an exercise price of $23.25 per share, the per share price of the Common Stock at the date of grant. Each of such options becomes exercisable over four equal annual installments, commencing on the first anniversary date of grant and expires on the tenth anniversary of the date of grant. These options also included dividend equivalent rights ("DERs") on the vested portion of the options if the Company achieves an overall 15% annualized return (stock price appreciation plus dividends) on the Common Stock for the year.

  The options granted to Messrs. Jorns, Wiles, Barr and Valentine on November 14, 1997 were granted at an exercise price of $26.625 per share, the per share price of the Common Stock at the date of grant. Each of such options becomes exercisable as follows: 25% of the option award will vest on each of the third and fourth anniversary of the grant date and 50% will vest on the fifth anniversary of the grant date.


   Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
                                     Values


                                      Number of Securities Underlying                         Value of Unexercised
                                        Unexercised Options/SARs at                      In-the-Money Options/SARs at
                                            December 31, 1997 (#)                           December 31, 1997 ($)(2)
                                 --------------------------------------------        -------------------------------------

               Name                         Exercisable (1)    Unexercisable          Exercisable       Unexercisable
------------------------------   -------------------------   ----------------        -------------   ---------------------
Steven D. Jorns                               112,500           362,500                  1,012,500          1,263,523
Bruce G. Wiles                                 37,500           275,296                    337,500            494,786
Kenneth E. Barr                                20,000           232,796                    180,000            334,161
Russ C. Valentine                              10,000           177,811                     90,000            171,089

(1)  No options were exercised in 1997.
(2) Based on the difference between the option exercise price and the closing sales price for the Common Stock on the New York Stock Exchange for December 31, 1997, which was $26.75.

Employment Agreements

  At the closing of the IPO, the Company entered into an employment agreement with Mr. Jorns, pursuant to which Mr. Jorns serves as Chairman of the Board of Directors, Chief Executive Officer and President of the Company for a term of five years at an initial annual base compensation of $100,000, subject to any increases in base compensation approved by the Compensation Committee. In addition, at the closing of the IPO, the Company entered into employment agreements with Messrs. Wiles, Barr and Valentine, pursuant to which Mr. Wiles serves as Executive Vice President, Mr. Barr serves as Executive Vice President & Chief Financial Officer and Mr. Valentine serves as Senior Vice President Acquisitions, each for a term of five years, at an annual base compensation of $90,000, $80,000 and $60,000, respectively, subject to any increases in base compensation approved by the Compensation Committee. At its July 17, 1997 meeting, the Compensation Committee approved amendments to the employment agreements of each of Messrs. Jorns, Wiles, Barr and Valentine that, among other things, set their respective 1998 base salaries as follows: Steven D. Jorns - $125,000; Bruce G. Wiles - $110,000; Kenneth E. Barr - $95,000; and Russ C. Valentine - $75,000.

  In addition to base salary, each such Executive Officer is eligible to receive a performance-based bonus in the discretion of the Compensation Committee. For 1997, 50% of each Executive Officer's bonus compensation was conditioned upon the Company attaining specific FFO targets. The balance of the bonus was subject to the discretion of the Compensation Committee based on individual and overall corporate performance.

  Upon termination of an officer's employment agreement other than for cause, or by such officer for "good reason" (as such term is defined in each officer's employment agreement), each of such officers is entitled to receive severance benefits in an amount equal to the greater of (i) the aggregate of all compensation due such officer during the balance of the term of the employment agreement or (ii) 1.99 times the "base amount" as determined in the Internal Revenue code of 1986, as amended (the "Code").

  At its July 17, 1997 meeting, in addition to adjusting the 1998 base salaries of certain Executive Officer's, the Compensation Committee approved amendments to the employment agreements of Messrs. Jorns, Wiles, Barr and Valentine, the
(i) added evergreen renewal options and (ii) provided for greater severance benefits following a change in control of the Company, including the vesting of all incentive compensation (i.e. options and restricted stock), subject to "golden parachute" limitations.


                      REPORT OF THE COMPENSATION COMMITTEE
                    of the Board of Directors of the Company


     Introduction. The Compensation Committee of the Board of Directors was established in July 1996 and is comprised of Messrs. Worms and Hance, neither of whom is or was an employee or officer of the Company prior to or during 1997. The Compensation Committee is authorized to determine the compensation of the Company's executive officers, administer the Company's stock incentive plans, including determining the terms and conditions of the benefits and the recipients thereof in accordance with the plans, review all existing and proposed employee benefit plans and advise the Board of Directors regarding the results and benefits thereof, and perform such other functions as necessary, advisable or appropriate in the efficient discharge of its duties. The Compensation Committee is in the process of devising and implementing compensation policies for the Company's executive officers for the fiscal year 1998, which are commensurate with their positions, but, with the exception of approving base salaries for fiscal year 1998, has not yet developed or adopted any such policies.

     Objectives of Executive Compensation. The Company's executive compensation program is intended to attract, retain and reward experienced, highly motivated executives who are capable of leading the Company effectively and continuing its long-term growth. The compensation program for executives is comprised of base salary, annual incentives and long-term incentive awards. Base salary is targeted to be within a reasonable range of compensation for comparable companies and for comparable levels of expertise by executives. Annual incentives are based upon the achievement of one or more performance goals. The Company also utilizes equity-based compensation as a long-term incentive.

     Compensation Committee Procedures. The Compensation Committee engaged Deloitte & Touche LLP in November 1996 to advise the Compensation Committee with respect to executive compensation matters, including, among other things, compensation amounts and the relative allocation of compensation among base salary and short-term incentive compensation. The report addressed (i) 1998 base salaries for Company executives, (ii) performance standards for the allocation of annual incentives to Company executives, (iii) long-term incentives, including stock options and dividend equivalent rights ("DERs"), and
(iv) an increase in the number of shares under the Incentive Plan using a ten percent (10%) evergreen limitation.

     Subsequently, the Compensation Committee engaged FPL Associates Consulting (the "Compensation Consultant") to further develop long-term incentive compensation arrangements for the Company. The Compensation Committee, working with the Compensation Consultant and in collaboration with senior management, is also establishing quantitative and qualitative performance targets for the year ending December 31, 1998 for both annual and short-term compensation awards.
The results of this review will be reflected in the annual incentive and short-term compensation decisions for the fiscal year ending December 31, 1998.

     Members of the Compensation Committee consult periodically by telephone prior to the meeting at which compensation decisions are made. The Compensation Committee exercises its independent discretion in determining the compensation of the executive officers.

     Each element of the Company's executive compensation, as well as compensation of the Chief Executive Officer, is discussed separately below.

     Employment Agreements. At its July 17, 1997 meeting, the Compensation Committee approved amendments to the employment agreements of each of Messrs. Jorns, Wiles, Barr and Valentine, that (i) added evergreen renewal options and
(ii) provided for greater severance benefits following a change in control of the company, including the vesting of all incentive compensation (i.e., options and restricted stock), subject to "golden parachute" limitations.

     Base Salary. Base salaries are determined by the Compensation Committee after reviewing salaries paid by real estate investment trusts of similar size, makeup and performance. The Compensation Committee generally sets base salaries at a level to weight total compensation in favor of annual and long-term performance-based compensation.

     For the year ended December 31, 1997, the executive officers (other than its Chief Executive Officer, who is discussed separately below) received the same base salaries as in 1996: Bruce Wiles $90,000; Kenneth Barr $80,000; and Russ Valentine $60,000. The Compensation Committee set the 1998 base salaries for the executive officers at its July 17, 1997 meeting as follows (other than its Chief Executive Officer, who is discussed separately below): Bruce Wiles $110,000; Kenneth Barr $95,000; and Russ Valentine $75,000.

     Annual Incentives. Annual incentives are provided in the form of cash bonuses. Annual incentives are designed to reward executives and management for the annual growth and achievement of the Company. The Compensation Committee awards cash bonuses based primarily upon the Company's total earnings and earnings growth, including growth in funds from operations.

     At the July 17, 1997 Compensation Committee meeting, the Committee approved the payment of the following target bonus for 1997, determined in accordance with the policy stated above and as recommended by Deloitte & Touche LLP, pending certification of certain performance criteria (the Chief Executive Officer is discussed separately below): Bruce Wiles - 50% of base salary, Kenneth Barr - 50% of base salary and Russ Valentine - 45% of base salary.
Fifty percent of the target bonus is subject to attaining or exceeding targeted funds from operations. The balance is subject to the discretion of the Compensation Committee based on individual and corporate performance. With respect to assessing the performance of senior management, the Compensation Committee will seek the input of the Chief Executive Officer.

     Long-Term Incentives. Long-term incentives are provided primarily through the grant of stock options. These grants are designed to align executives with the long-term goals of the Company and the interests of the Company's stockholders and encourage high levels of stock ownership among executives. Long-term incentive compensation depends upon quantitative and objectives, as well as qualitative measures of corporate performance. The Compensation Committee uses long-term incentive compensation awards to reward management for achieving favorable results based on predefined performance measures. Primary emphasis of the total compensation package for all executives is placed on the long-term component.

     The Compensation Committee approved the grant of stock options as of January 2, 1997 and November 14, 1997 for the fiscal year ended December 31, 1997 in accordance with the policy stated above, after reviewing the preliminary and final recommendations of both Deloitte & Touche LLP and the Compensation Consultant. The executive officers (other than its Chief Executive Officer, who is discussed separately below) received the following options: Bruce Wiles 237,796; Kenneth Barr 212,796; and Russ Valentine 167,811.

     The Compensation Committee also approved the grant of DERs. DERs entitle holders to receive a cash bonus equivalent to the dividends paid during a particular year on the number of shares subject to vested options if the Company achieves total shareholder return (stock price appreciation plus dividends) of at least 15 percent during that year. The executive officers (other than its Chief Executive Officer who is discussed separately below) received DERs with respect to the following options: Bruce Wiles - 37,796; Kenneth Barr - 37,796; and Russ Valentine - 17,811, no cash payments were made with respect to DER's for 1997 as none had vested in that year.

     Compensation of Chief Executive Officer. Like senior management, Mr. Jorns' 1997 base salary was the same as his 1996 salary: $100,000. For fiscal year 1998, the Compensation Committee has approved a base salary for Mr. Jorns of $125,000, representing a 25% increase over his 1997 base salary.

     Mr. Jorns' target bonus for 1997 was determined by the Compensation Committee substantially in accordance with the policies described above relating to all executive officers and in accordance with the recommendation of Deloitte & Touche LLP. Additionally, the Compensation Committee considered a subjective evaluation of Mr. Jorns' ability to influence the Company's long-term growth and profitability. For the year ended December 31, 1997, Mr. Jorns' target bonus, pending certification of certain performance criteria, is 60% of his base salary.

     The Compensation Committee determined Mr. Jorns' grant of stock options and other long-term compensation for the year ended December 31, 1997 substantially in accordance with the policies described above relating to all executive officers. Mr. Jorns received a total of 250,000 Non-Qualified Stock Options for the fiscal year ended December 31, 1997. Mr. Jorns also received a grant of DERs with respect to 65,118 options. At its November 14, 1997 meeting, the Compensation Committee approved an additional stock option award to Mr. Jorns, effective January 2, 1998, of 237,381 Non-Qualified Stock Options, based on the recommendations of the Compensation Consultant.

     Tax Deductibility of Compensation. Section 162(m) of the Code limits the deductibility in the Company's tax return of compensation over $1 million to any of the executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by the Company's stockholders. The Compensation Committee's policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing Company executives with appropriate rewards for their performance. The Company did not pay any compensation during 1997 that would be subject to the limitations of
Section 162(m).

     Submitted by the Compensation Committee:

          Kent R. Hance
          James R. Worms


                            STOCK PERFORMANCE GRAPH

  The following graph provides a comparison of the cumulative total stockholder return for the period from July 26, 1996 (the date upon which the Common Stock was issued in the IPO at $17.75 per share) through December 31, 1997 (assuming reinvestment of any dividends) among the Company, the Standard & Poor's ("S&P") 500 Index and the National Association of Real Estate Investment Trust Equity Index (the "NAREIT Equity Index"). On the graph, total return equals appreciation in stock price plus dividends paid. The Company will provide upon request the names of the companies included in the NAREIT Equity Index. The NAREIT Equity Index is published monthly by the National Association of Real Estate Investment Trusts ("NAREIT") in its publication, REITWatch. The index is available to the public upon request to NAREIT.

                           [Stock Performance Graph]

The foregoing graph is based upon the following data:

                                        07/26/96     09/30/96     12/31/96     03/31/97     06/30/97     09/30/97     12/31/97
-----------------------------------------------------------------------------------------------------------------------------

The Company                           $  100.00    $  107.04    $  138.00    $  158.34    $  146.07    $  174.74    $  165.62
NAREIT Equity Index                      100.00       113.77       114.19       122.40       164.54       166.07       149.96
S&P 500 Index                            100.00       107.86       116.85       119.98       140.93       151.48       155.83

  There can be no assurance that the Company's share performance will continue into the future with the same or similar trends depicted in the graph above. The Company will not make or endorse any predictions as to future share performance.



ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth as of March 27, 1998 certain information regarding the beneficial ownership of shares of Common Stock by (i) each director of the Company, (ii) each executive officer of the Company (iii) by all directors and executive officers of the Company as a group and (iv) by persons who own more than 5.0% of the shares of Common Stock. Except as otherwise described below, all shares are owned directly and the indicated person has sole voting and investment power. The number of shares of Common Stock includes the number of shares of Common Stock that such person could receive if he exchanged his units of limited partnership ("OP Units") in the Operating Partnership for shares of Common Stock under certain circumstances.


                                                                              Number of Shares              Percent of
                      Name of Beneficial Owner                              Beneficially Owned(1)            Class(1)
---------------------------------------------------------------------       ---------------------            --------
Kenneth E. Barr (2)..................................................                   46,228                   *
Kent R. Hance (3) ...................................................                    9,852                   *
Steven D. Jorns (4)..................................................                  255,427                 1.2%
H. Cabot Lodge III (5)...............................................                    7,352                   *
James McCurry (5)....................................................                    7,352                   *
Russ C. Valentine (6)................................................                   22,133                   *
Bruce G. Wiles (7)...................................................                   87,722                   *
James R. Worms (8)...................................................                    8,352                   *
Executive officers and directors as a group                                            444,418                 2.1%
     (8 persons).....................................................
ABKB/LaSalle Securities Limited Partnership (9)......................                1,548,728                 6.3%
LaSalle Advisors Capital Management, Inc. (9)........................                1,335,505                 5.5%
The Equitable Companies Incorporated (10)............................                1,357,400                 5.5%
Boston Partners Asset Management, L.P., Boston Partners, Inc. and
 Desmond John Heathwood (11).........................................                1,233,135                 5.0%

*    Represents less than 1.0% of the class.
(1) Assumes that all OP Units held by each named person are exchanged for shares of Common Stock. The total number of shares outstanding used in calculating the percentage assumes that none of the OP Units held by other persons are exchanged for shares of Common Stock. Pursuant to the exchange rights agreement among the Company, the Operating Partnership and its limited partners (other than AGH LP, Inc.), OP Units issued at the IPO are exchangeable for shares of Common Stock beginning July 31, 1997, the first anniversary date of the closing of the IPO and subsequently issued OP Units are exchangeable for share of Common Stock after the first year anniversary of the date of the issuance of such OP Units.
(2) Includes (a) 29,449 shares of Common Stock that have vested under options granted, (b) 6,000 shares of restricted Common Stock that constitute stock awards, (c) 79 shares of Common Stock held by AGHI's Retirement Savings Plan (the "Plan") and attributable to Mr. Barr, (d) 10,000 OP Units issued to Mr. Barr in connection with the principal transaction associated with the formation of the Company and the acquisition of the Initial Hotels (the "Formation Transactions") and (e) 100 shares of Common Stock purchased by Mr. Barr through open market transactions since the IPO, as custodian on behalf of a family member, with respect to which Mr. Barr disclaims beneficial ownership.
(3) Includes (a) 6,666 shares of Common Stock that have vested under options granted pursuant to the Company's Non-Employee Directors' Incentive Plan (the "Directors' Plan") and (b) 686 shares of Common Stock issued pursuant to the Directors' Plan.
(4) Includes (a) 128,780 shares of Common Stock that have vested under options granted, (b) 30,000 shares of restricted Common Stock that constitute stock awards, (c) 74,376 OP Units issued to Mr. Jorns in connection with the Formation Transactions, (d) 19,104 OP Units issued to Mr. Jorns' wife in connection with the Formation Transaction with respect to which Mr. Jorns disclaims beneficial ownership and (e) 2,167 shares of Common Stock held by the Plan and attributable to Mr. Jorns.
(5) Includes (a) 6,666 shares of Common Stock that have vested under options granted pursuant to the Directors' Plan and (b) 686 shares of Common Stock issued pursuant to the Directors' Plan.
(6) Includes (a) 14,453 shares of Common Stock that have vested under options granted, (b) 4,000 shares of restricted Common Stock that constitute stock awards and (c) 1,840 shares of Common Stock held by the Plan and attributable to Mr. Valentine.
(7) Includes (a) 46,949 shares of Common Stock that have vested under options granted, (b) 10,000 shares of restricted Common Stock that constitute stock awards, (c) 2,352 shares of Common Stock held by the Plan and attributable to Mr. Wiles and (d) 28,121 OP Units issued to Mr. Wiles in connection with the Formation Transactions.
(8) Includes (a) 6,666 shares of Common Stock that have vested under options granted pursuant to the Directors' Plan, and (b) 686 shares of Common Stock issued pursuant to the Directors' Plan.
(9) Beneficial ownership information is based on the Schedule 13G jointly filed by LaSalle Advisors Capital Management, Inc. (200 East Randolph Drive, Chicago, Illinois 60601) and ABKB/LaSalle Securities Limited Partnership (200 East Randolph Drive, Chicago, Illinois 60601), dated February 13, 1998.
(10) Beneficial ownership information is based on Schedule 13G jointly filed by Alpha Assurances Vie Mutuelle (100 101 Terrasse Boieldieu, 92042 Paris la Defense France), AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle (21, rue de Chateaudun, 75009 Paris France), AXA Courtage Assurance Mutuelle (26, rue de le Grand, 75002

     Paris France), AXA-UAP (23, avenue Matignon, 75008 Paris France) and The Equitable Companies Incorporated (1290 Avenue of the Americas, New York, New York 10104), dated February 17, 1998.
(11) Beneficial ownership information is based on the Schedule 13G jointly filed by Boston Partners Asset Management, L.P., Boston Partners, Inc. and Desmond John Heathwood (all located at One Financial Center, 43rd Floor, Boston, MA 02111), dated February 13, 1998.



ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships Among Officers and Directors

  Mr. Jorns is an executive officer, director and securityholder of each of the Company, AGH Leasing, AGHI and the beverage corporations (the "Beverage Corporations") that sublease from AGH Leasing the portion of certain of the 45 Current Hotels owned by the Company where alcoholic beverages are sold. Mr. Wiles is an executive officer and stockholder of the Company and is an executive officer, director and securityholder of each of AGH Leasing and AGHI. Mr. Barr is an executive officer and stockholder of the Company, an executive officer and securityholder of AGH Leasing and an executive officer of AGHI. Mr. Valentine is an executive officer and stockholder of the Company and is an executive officer of AGHI.

Acquisition of Interest in the Courtyard by Marriott Durham

  One or more of Messrs. Jorns and Wiles and their respective affiliates owned equity interests relating to the Courtyard by Marriott in Durham, North Carolina acquired by the Company in December 1997. Such persons and affiliates received an aggregate of 13,650 OP Units in exchange for such interests in the Durham hotel. Upon exercise of their rights to exchange such OP Units (which rights are not exercisable until December 1998), such persons and entities may receive cash or, at the Company's option, an aggregate of 13,650 shares of Common Stock. In addition, in connection with the acquisition of the Courtyard by Marriott Durham, the Company paid an additional $132,000 to such persons as consideration for entering into an indemnification agreement in connection with certain representations and warranties that were made with respect to such hotel.

Proposed Acquisition of Madison Hotel

  In June 1997, the Company entered into an agreement to acquire the 202-room Madison Hotel in Madison, Wisconsin (the "Madison Acquisition") for an aggregate purchase price of approximately $12 million payable through a combination of cash and the issuance of OP Units. This acquisition will occur following the complete renovation of the hotel to a full-service Holiday Inn. The acquisition and the hotel is conditioned upon the seller's renovation of the hotel (to which approximately $8 million of the purchase price will be applied). The hotel is currently owned by a private partnership which consists primarily of AGHI shareholders, including Messrs. Jorns and Wiles. The Madison Acquisition is expected to close during the second quarter of 1998.

Shared Services and Office Space Agreement

  The Company has entered into a shared services and office space agreement with AGHI pursuant to which AGHI provides the Company with office space and limited support personnel for the Company's headquarters at 5605 MacArthur Boulevard, Irving, Texas 75038 for an annual fee of approximately $103,000.

Purchase of Personal Property

  In order for the Company to qualify as a REIT, the Operating Partnership sold certain personal property relating to certain of the Initial Hotels to the AGH Leasing for $315,000, which amount was paid by issuance of a promissory note to the Operating Partnership. The promissory notes are recourse to the AGH Leasing and bear interest at the rate of 10.0% per annum and require the payment of quarterly installments of principal and interest of approximately $20,000 that will fully amortize the notes over a five-year period ending on July 31, 2001.

The Participating Leases

  The Company and AGH Leasing have entered into the Participating Leases, each with a term of twelve years from the inception of the lease, relating to each of the Current Hotels. Pursuant to the terms of the Participating Leases, AGH Leasing is required to pay to the company the greater of fixed weekly base rent or monthly participating rent and is entitled to all profits from the operation of the hotels it leases after the payment of rent and all other operating and other expenses. See "Financial Statements AGH Leasing." In addition, the Company has entered into a lease master agreement with AGH Leasing which sets forth the terms of the AGH Leasing Pledge whereby the owners of AGH Leasing pledged certain of their interests in the Operating Partnership to secure AGH Leasing's obligations under the Participating Leases and certain other matters.

The Management Agreements

  The AGH Leasing and AGHI entered into the Management Agreements, each with a term of twelve years from the date of the acquisition of the applicable hotel, relating to the management of 44 of the Current Hotels. In the future if AGHI is engaged as the manager of additional hotel properties, the Company anticipates that similar Management Agreements will be entered into with AGHI. Pursuant to the Management Agreements, AGHI is entitled to receive a base fee of 1.5% of gross revenues, plus an incentive fee of up to 2.0% of gross revenues based on the hotels achieving certain increases in revenue. The payment of management fees to AGHI by AGH Leasing is subordinate to AGH Leasing's obligations to the Company under the Participating Leases.

The Beverage Corporations

  In order to facilitate compliance with state and local liquor laws and regulations, AGH Leasing subleases those areas of certain of the Current Hotels that comprise the restaurant and other areas where alcoholic beverages are served to the Beverage Corporations, 39 of which are wholly owned by Mr. Jorns. In accordance with the terms of the Beverage Subleases, each Beverage Corporation is obligated to pay to AGH Leasing rent payments equal to 30% of each such corporation's annual gross revenues generated from the sale of food and beverages generated from such areas; however, pursuant to the Participating Leases, such subleases will not reduce the Participating Rent payments to the Operating Partnership, which it is entitled to receive from such food and beverage sales.

                                  PART IV

ITEM 14:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1.  FINANCIAL STATEMENTS

Included herein at pages F-1 through F-37.

        2.  FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included herein at pages F-18 and F-38.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997.

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

     3.3       Bylaws of the Registrant (Incorporated by reference to Exhibit
               3.3 to the Company's Registration Statement on Form S-11, No. 333-4568).

     3.4 Form of Second Articles of Amendment and Restatement (Incorporated by reference to the Company's Registration Statement on Form S-11, No. 333-4568)

     4.1 Form of Common Stock Certificate for the Registrant (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11, No. 333-4568).

     10.1 American General Hospitality Operating Partnership, L.P. Limited Partnership Formation Agreement (Incorporated by reference to
               Exhibit 10.1 to the Company's Registration Statement on Form S-11, No. 333-4568).

     10.2 Form of Amended and Restated Agreement of Limited Partnership of American General Hospitality Operating Partnership, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-11, No. 333-4568).

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

     10.7      Form of Exchange Rights Agreement (Incorporated by reference to
               Exhibit 10.7 to the Company's Registration Statement on Form S-11, No. 333-4568).

     10.8 Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-11, No. 333-4568).

     10.9      Form of Lock-up Agreement (Incorporated by reference to Exhibit
               10.9 to the Company's Registration Statement on Form S-11, No. 333-4568).

     10.10 American General Hospitality Corporation 1996 Inventive Plan (Incorporated by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A, dated April 14, 1998).

     10.11 Form of American General Hospitality Corporation Non-Employee Directors' Incentive Plan (Incorporated by reference to Exhibit
               10.12 to the Company's Registration Statement on Form S-11, No. 333-4568).

     10.12     Form of Employment Agreement between the Registration and Steven
               D. Jorns (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-11, No. 333-4568).

     10.13 Form of Employment Agreement between the Registrant and Bruce G. Wiles (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-11, No. 333-4568).

     10.14     Form of Employment Agreement between the Registrant and Kenneth
               E. Barr (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-11, No. 333-4568).

     10.15 Form of Employment Agreement between the Registrant and Russ C. Valentine (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-11, No. 333-4568).

     10.16 Amendment to the Employment Agreement, dated July 31, 1997, between the Registrant and Steven D. Jorns.*+

     10.17 Amendment to the Employment Agreement, dated July 31, 1997, between the Registrant and Bruce G. Wiles.*+

     10.18 Amendment to the Employment Agreement, dated July 31, 1997, between the Registrant and Kenneth E. Barr.*+

     10.19 Amendment to the Employment Agreement, dated July 31, 1997, between the Registrant and Russ C. Valentine.*+

     10.20 Employment Agreement, dated November 14, 1997, between the Registrant and John P. Buza.*+

     10.21 Amended and Restated Senior Unsecured Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 13, 1998, No. 1-11903).

     10.22 Subordinate Unsecured Credit Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 13, 1998, No. 1-11903).

     10.23 Form of Shared Services Office Space Agreement (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-11, No. 333-4568).

     10.24 Form of Indemnification Agreement between the Registrant and its executive officers and directors (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-11, No. 333-4568).

     10.25 Form of Option Agreement and Right of First Offer/Refusal between Broadway Morrison Limited Partnership and American General Hospitality Operating Partnership, L.P. (with respect to the Boise, Idaho Option Hotel) (Incorporated by reference to Exhibit
               10.20 to the Company's Registration Statement on Form S-11, No. 333-4568).

     10.26 Form of Management Company Master Agreement among AGH Leasing, L.P., American General Hospitality, Inc., Steven D. Jorns and Bruce G. Wiles (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-11, No. 333-4568).

     10.27 Master Alliance Agreement by and among American General Hospitality Corporation, American General Hospitality Operating Partnership, L.P. and WHC Franchise Corporation, WHC Development Corporation (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-11, No. 333-4568).

     10.28 Amended and Restated Purchase and Sale Agreement, dated January 7, 1998, between Prime and the Operating Partnership (Crowne Plaza Suites Las Vegas) (Incorporated herein by reference to
               Exhibit 2.1 to the Company's Current Report on Form 8-K, dated January 8, 1998, No. 1-11903).

     10.29 Amended and Restated Purchase and Sale Agreement, dated January 7, 1998, between Prime and the Operating Partnership (St. Tropez Suites Las Vegas) (Incorporated herein by reference to Exhibit
               2.2 to the Company's Current Report on Form 8-K, dated January 8, 1998, No. 1-11903).

     10.30 Amended and Restated Purchase and Sale Agreement, dated January 7, 1998, between Prime and the Operating Partnership (Ramada Inn Mahwah) (Incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated January 8, 1998, No. 1-11903).

     10.31 Amended and Restated Purchase and Sale Agreement, dated January 7, 1998, between Prime and the Operating Partnership (Ramada Plaza Meriden) (Incorporated herein by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K, dated January 8, 1998, No. 1-11903).

     10.32 Amended and Restated Purchase and Sale Agreement, dated January 7, 1998, between Prime and Mahwah Holding Corp. and the Operating Partnership (Sheraton Crossroads Hotel Mahwah) (Incorporated herein by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K, dated January 8, 1998, No. 1-11903).

     10.33 Amended and Restated Purchase and Sale Agreement, dated January 7, 1998, between Prime and Mt. Arlington New Jersey, LLC (Sheraton Four Points Hotel Mount Arlington) (Incorporated herein by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K, dated January 8, 1998, No. 1-11903).

     10.34 Amended and Restated Purchase and Sale Agreement, dated January 7, 1998, between Prime and Fairfield Holding Corp. and Portland/Shelton LLC (Crowne Plaza Portland) (Incorporated herein by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K, dated January 8, 1998, No. 1-11903).

     10.35 Amended and Restated Purchase and Sale Agreement, dated January 7, 1998, between Prime and the Fairfield Holding Corp. and Portland/Shelton LLC (Ramada Plaza Shelton) (Incorporated herein by reference to Exhibit 2.8 to the Company's Current Report on Form 8-K, dated January 8, 1998, No. 1-11903).

     10.36 Form of Participating Lease for the Prime Group I Acquisition Hotels and the Lease Modification Letter, dated January 7, 1998, from American General Hospitality Operating Partnership, L.P. to Prime Hospitality Corp. (Incorporated herein by reference to Exhibit 2.9 to the Company's Current Report on Form 8-K, dated January 8, 1998, No. 1-11903).

     10.37 Contract for Purchase and Sale of Hotels, dated November 26, 1997, between Clearwater Surfside Hotel Trust, FSA Zeta LBV Hotel, Inc., Tampa Airport Hotel Trust, Marina del Rey Hotel Trust, Ft. Lauderdale Beach Hotel Trust, Clearwater-Gulfview Hotel Trust, Century City Hotel Management, Inc., Madeira Beach Hotel Trust, Zeta Kay Largo Hotel, Inc., Richmond Hotel Trust, Zeta St. Louis Hotel, Inc., Zeta Rochester Hotel, Inc., and the Operating Partnership (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 13, 1998, No. 1-11903).

     10.38 Contract for Purchase and Sale of Hotel, dated November 26, 1997, between Zeta Mystic Hotel, Inc. and the Operating Partnership (Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, dated February 13, 1998, No. 1-11903).

     10.39 Agreement and Plan of Merger, dated as of March 15, 1998, by and among the Registrant and the Operating Partnership, on the one hand, and CapStar Hotel Company, CapStar Management Company, L.P., and CapStar Management Company II, L.P., on the other hand (Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K, dated March 17, 1998, No. 1-11903).

     21.1      Subsidiaries of the Company.*

     23.1      Consent of Coopers & Lybrand.*

     24.1      Power of Attorney (Included on the Signature Pages hereto).*

     27.1      Financial Data Schedule.*

*Filed herewith.
+Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     1. A current report on Form 8-K, dated November 7, 1997, was filed by the Company with the SEC in connection with the public offering of 4,250,000 shares of Common Stock, for a purchase price of $27.50 per share or $116,875,000 in the aggregate.

     2. A current report on Form 8-K, dated October 7, 1997, was filed by the Company with the SEC in connection with the private sale of 2,671,705 shares of Common Stock to various institutional investors.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AMERICAN GENERAL HOSPITALITY CORPORATION
                           a Maryland corporation (Registrant)


                                  By:/s/ Steven D. Jorns
                                     ----------------------------------
                                    STEVEN D. JORNS
                                    Chairman of the Board, Chief Executive
                                    Officer, and President

  Each of the officers and directors of American General Hospitality Corporation whose signature appears below, in so signing, also makes, constitutes and appoints Steven D. Jorns and Kenneth E. Barr, and each of them acting along, his true and lawful attorney-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendment or amendments to the Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                        Title                        Date
---------                        -----                        ----


/s/ Steven D. Jorns              Chairman of the Board,
---------------------------      Chief Executive Officer,
  STEVEN D. JORNS                and President                   March 31, 1997


/s/ Kenneth E. Barr              Executive Vice President,
---------------------------      Chief Financial Officer,
  KENNETH E. BARR                Principal Accounting Officer,
                                 Secretary and Treasurer         March 31, 1997


/s/ H. Cabot Lodge III           Director                        March 31, 1997
--------------------------
  H. CABOT LODGE III


/s/ James R. Worms               Director                        March 31, 1997
--------------------------
  JAMES R. WORMS


/s/ James McCurry                Director                        March 31, 1997
--------------------------
  JAMES MCCURRY


/s/ Kent R. Hance                Director                        March 31, 1997
---------------------------------
    KENT R. HANCE

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

AMERICAN GENERAL HOSPITALITY CORPORATION
----------------------------------------
      Report of Independent Accountants.............................................................          F-2
      Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996 ....................          F-3
      Consolidated Statements of Operations for the Year Ended December 31, 1997 and for the
           Period from July 31, 1996 (inception of operations) through December 31, 1996 ...........          F-4
      Consolidated Statements of Shareholders' Equity for the Year Ended December 31, 1997 and for
           the Period from July 31, 1996 (inception of operations) through December 31, 1996 .......          F-5
      Consolidated Statements of Cash Flows for the Year Ended December 31, 1997 and for the
           Period from July 31, 1996 (inception of operations) through December 31, 1996 ...........          F-7
      Notes to Consolidated Financial Statements....................................................          F-8
      Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997...............         F-24
      Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1996...............         F-25

AGH LEASING, L.P.
-----------------
      Report of Independent Accountants.............................................................         F-26
      Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996.....................         F-27
      Consolidated Statements of Operations for the Year Ended December 31, 1997 and for the
           Period from July 31, 1996 (inception of operations) through December 31, 1996 ...........         F-28
      Consolidated Statements of Partners' Deficit for the Year Ended December 31, 1997 and for the
           Period from July 31, 1996 (inception of operations) through December 31, 1996............         F-29
      Consolidated Statements of Cash Flows for the Year Ended December 31, 1997 and for the
           Period from July 31, 1996 (inception of operations) through December 31, 1996............         F-30
      Notes to Consolidated Financial Statements....................................................         F-31

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
American General Hospitality Corporation

We have audited the accompanying consolidated balance sheets and financial statement schedule of American General Hospitality Corporation as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1997 and for the period from July 31, 1996 (inception of operations) through December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item F-24 and F-25. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American General Hospitality Corporation as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the year ended December 31, 1997 and for the period from July 31, 1996 (inception of operations) through December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


COOPERS & LYBRAND L.L.P.

Dallas, Texas
January 26, 1998, except for
Note 11, as to which the date is
March 16, 1998

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                                                                1997                        1996
                                                                       -----------------------     -----------------------
                               ASSETS
Investment in hotel properties
   Land and land improvements....................................      $          46,352,820        $         17,287,136
   Buildings and building improvements...........................                449,575,286                195,294,012
   Furniture, fixtures and equipment.............................                 38,218,668                 11,505,892
   Construction in progress......................................                 53,605,534                 10,861,976
                                                                       -----------------------     -----------------------
                                                                                 587,752,308                234,949,016
Less:  accumulated depreciation..................................                (18,162,480)                (4,188,198)
                                                                       -----------------------     -----------------------
Net investment in hotel properties...............................                569,589,828                230,760,818
Cash and cash equivalents........................................                    800,255                  3,888,281
Restricted cash..................................................                    765,048                    544,541
Participating Lease receivable - AGH Leasing, L.P................                  7,999,122                  3,982,424
Deferred expenses, net...........................................                  4,037,825                  2,986,946
Other assets.....................................................                  1,661,650                    664,661
Note receivable - AGH Leasing, L.P...............................                    234,321                    287,684
                                                                       -----------------------     -----------------------
     Total assets................................................      $         585,088,049       $        243,115,355
                                                                       =======================     =======================

                LIABILITIES AND SHAREHOLDERS' EQUITY

Debt.............................................................      $          36,140,059       $         19,122,398
Debt, Line of Credit.............................................                 41,312,177                 57,500,000
Distributions payable............................................                  9,352,973                  4,150,729
Accounts payable, trade, accrued expenses and other
   Liabilities...................................................                 11,676,685                  5,756,097
Minority interest in Operating Partnership.......................                 43,356,608                 29,125,020
                                                                       -----------------------     -----------------------
     Total liabilities...........................................                141,838,502                115,654,244
                                                                       -----------------------     -----------------------
Commitments and Contingencies (Note 5)
Shareholders' equity
Common stock $0.01 par value per share, 100,000,000 shares
  authorized, 21,182,308 and 8,288,841 shares issued and
  outstanding at December 31, 1997 and 1996, respectively........                    211,823                     82,888
Additional paid-in capital.......................................                447,573,312                128,746,013
Unearned officers' compensation..................................                   (724,792)                  (850,521)
Distributions in excess of accumulated earnings..................                 (3,810,796)                  (517,269)
                                                                       -----------------------     -----------------------
     Total shareholders' equity..................................                443,249,547                127,461,111
                                                                       -----------------------     -----------------------
     Total liabilities and shareholders' equity..................      $         585,088,049       $        243,115,355
                                                                       =======================     =======================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1997
        AND FOR THE PERIOD FROM JULY 31, 1996 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1996


                                                                               1997                         1996
                                                                     -------------------------     -----------------------
Revenues

   Participating Lease revenue.............................          $      59,934,337             $      13,387,719
   Office building rental income...........................                  1,205,465
   Interest income.........................................                    771,955                       108,075
                                                                     -------------------------     -----------------------
          Total revenue....................................                 61,911,757                    13,495,794
                                                                     -------------------------     -----------------------
Expenses

   Depreciation............................................                 13,970,289                     2,635,380
   Amortization of deferred loan costs.....................                    977,109                       234,375
   Amortization of franchise fees..........................                     98,311                        31,621
   Amortization of other deferred expenses.................                     30,478                         7,429
   Real estate and personal property taxes and
      property insurance...................................                  7,073,323                     1,444,592
   Office building operating expense.......................                    596,939
   General and administrative..............................                  1,999,923                       822,113
   Ground lease expense....................................                  1,271,639                       545,279
   Amortization of unearned officers' compensation.........                    125,729                        36,979
   Interest expense........................................                  9,048,898                     1,412,117
                                                                     -------------------------     -----------------------
          Total expenses...................................                 35,192,638                     7,169,885
                                                                     -------------------------     -----------------------

Income before minority interest............................                 26,719,119                     6,325,909
Minority interest..........................................                  3,234,189                     1,196,728
                                                                     -------------------------     -----------------------
Net income applicable to common stockholders...............          $      23,484,930             $       5,129,181
                                                                     =========================     =======================
Net income per basic common share..........................          $            1.60             $            0.63
                                                                     =========================     =======================
Weighted average number of basic shares
   of common stock outstanding.............................                 14,678,160                     8,122,139
                                                                     =========================     =======================
Net income per diluted common share........................          $            1.58             $            0.63
                                                                     =========================     =======================
Weighted average number of diluted shares
   of common stock outstanding.............................                 14,841,343                     8,164,774
                                                                     =========================     =======================

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
         FOR THE PERIOD FROM JULY 31, 1996 (INCEPTION OF OPERATIONS)
      THROUGH DECEMBER 31, 1996 AND FOR THE YEAR ENDED DECEMBER 31, 1997

                                          Common Stock            Additional       Unearned      Distributions in
                                    --------------------------      Paid-In        Officers'        Excess of
                                        Shares       Dollars        Capital      Compensation        Earnings           Total
                                    -----------    -----------   ------------    ------------    ----------------   -------------
Issuance of common shares, net
   of offering expenses and
   allocation to minority
   interest ($1,974,944)              8,212,008    $   82,120    $127,276,784                                       $ 127,358,904


Issuance of restricted common
   shares to officers                    50,000           500         887,000    $  (887,500)


Distributions declared
   September 28, 1996
   ($0.2746 (per share)                                                                           $  (2,268,748)       (2,268,748)

Distributions declared December
   18, 1996 ($0.4075 per share)                                                                      (3,377,702)      (3,377,702)

Issuance of common shares to
   directors                              1,436            14          25,475                                             25,489

Issuance of common shares for
   the acquisition of the  Days
   Inn Lake Buena Vista
   adjusted for allocation to
   minority interest ($57,008)           25,397           254         556,754                                            557,008

Amortization of unearned
   officers' compensation                                                             36,979                              36,979

Net income                                                                                            5,129,181        5,129,181
                                    -----------    -----------   ------------    ------------    ----------------   -------------

Balance at December 31, 1996          8,288,841         82,888    128,746,013        (850,521)         (517,269)     127,461,111

Issuance of common shares, net
   of offering expenses and
   allocation to minority
   interest ($7,332,705)              6,368,300        63,683    154,332,763                                         154,396,446

Distributions declared March
   13, 1997 ($0.4075 per share)                                                                      (5,972,785)      (5,972,785)

Distributions declared June 15,
   1997 ($0.4075 per share)                                                                          (6,018,820)      (6,018,820)

Distributions declared
   September 13, 1997  ($0.4275
   per share)                                                                                        (6,316,320)      (6,316,320)

Distributions declared December
   11, 1997  ($0.4275 per
   share)                                                                                            (8,470,533)      (8,470,533)

Allocation of minority interest
   from the issuance of Cocoa
   Beach OP units                                                  1,346,155                                           1,346,155

Issuance of common shares to
   Wyndham Hotel Corporation
   and allocation to minority
   Interest ($60,593)                 112,969          1,130       2,438,277                                           2,439,407

Issuance of common shares to
   directors                            1,308             13          33,995                                              34,008

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
        - (CONTINUED) FROM THE PERIOD FROM JULY 31, 1996 (INCEPTION OF
                  OPERATIONS) THROUGH DECEMBER 31, 1996 AND
                     FOR THE YEAR ENDED DECEMBER 31, 1997

                                          Common Stock            Additional       Unearned      Distributions in
                                    --------------------------      Paid-In        Officers'        Excess of
                                        Shares       Dollars        Capital      Compensation        Earnings           Total
                                    -----------    -----------   ------------    ------------    ----------------   -------------
Issuance of common shares for
   ABKB/LaSalle offering, net
   of expenses and allocation
   to minority interest
   ($1,082,122)                      2,057,033        20,570      50,973,758                                           50,994,328

Issuance of common shares, net
   of offering expenses and
   allocation to minority
   interest ($2,288,966)             4,250,000        42,500    107,823,534                                           107,866,034

Allocation of minority interest
   from the issuance of
   Courtyard Durham OP Units                                         36,394                                                36,394

Issuance of common shares in
   exchange for OP units               103,857         1,039      1,842,423                                            1,843,462

Amortization of unearned
   officers' compensation                                                             125,729                            125,729

Net Income                                                                                            23,484,931      23,484,931
                                    -----------    -----------   ------------       ---------        -----------   -------------

Balance at December 31, 1997         21,182,308    $   211,823   $447,573,312       $(724,792)       $(3,810,796)   $443,249,547

                                    ===========    ===========   ============       =========        ===========    ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEAR ENDED DECEMBER 31, 1997 AND
          FOR THE PERIOD FROM JULY 31, 1996 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1996

                                                                          1997                       1996
                                                                 -----------------------    -----------------------
Cash flow from operating activities:
Net income. ...................................................     $   23,484,930             $    5,129,181
Adjustments to reconcile net income to net cash provided by
  Operating activities, net of effects of acquisitions:
   Depreciation................................................         13,970,289                  2,635,380
   Amortization................................................          1,231,627                    310,404
   Minority interest...........................................          3,234,189                  1,196,728
   Common stock issued to Board of Directors ..................             34,008
Changes in assets and liabilities:
   Restricted cash.............................................           (220,508)                  (544,541)
   Participating Lease receivable..............................         (4,016,699)                (3,982,424)
   Organization costs and franchise agreements.................           (211,116)                (1,010,371)
   Other assets................................................           (996,990)                  (664,661)
   Accounts payable, trade, accrued expenses and other
    liabilities                                                          5,920,588                  5,756,097
                                                                 -----------------------    -----------------------
Net cash flow provided by operating activities.................         42,430,318                  8,825,793
                                                                 -----------------------    -----------------------
Cash flow from investing activities:
     Purchase of hotel properties..............................       (270,113,514)              (175,612,831)
     Improvements and additions to hotel properties............        (58,133,280)               (10,861,976)
     Payments received from loan to Lessee.....................             53,363                     27,316
                                                                 -----------------------    -----------------------
          Net cash flow used in investing activities...........       (328,193,431)              (186,447,491)
                                                                 -----------------------    -----------------------
Cash flow from financing activities:
   Proceeds from borrowings....................................        223,000,000                 67,500,000
   Net proceeds from public offerings..........................        161,729,151                129,333,898
   Net proceeds from Wyndham strategic alliance stock sale.....          2,500,000
   Net proceeds from private placement - ABKB..................         52,076,450
   Net proceeds ROCS offering .................................        110,155,000
   Principal payments on borrowings............................       (239,915,267)               (10,283,862)
   Distributions paid - common stockholders....................        (21,685,628)                (2,268,748)
   Distributions paid - OP Unit holders........................         (3,247,119)                  (521,309)
   Payments for deferred loan costs............................         (1,937,500)                (2,250,000)
                                                                 -----------------------    -----------------------
          Net cash flow provided by financing activities.......        282,675,087                181,509,979
                                                                 -----------------------    -----------------------
Net change in cash and cash equivalents........................         (3,088,026)                 3,888,281
Cash and cash equivalents at beginning of periods..............      $   3,888,281
                                                                 -----------------------    -----------------------
Cash and cash equivalents at end of periods....................      $     800,255            $     3,888,281
                                                                 =======================    =======================
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest ................      $   7,542,607            $     1,251,610
                                                                 =======================    =======================

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

         The Company contributed all of the net proceeds of the IPO to AGH GP, Inc. (the "General Partner"), and AGH LP, Inc. (the "Limited Partner"), which in turn contributed such proceeds to American General Hospitality Operating Partnership, L.P. (the "Operating Partnership"), in exchange for an approximate 81.3% aggregate equity interest in the Operating Partnership. At December 31, 1997, the General Partner, a wholly owned subsidiary of the Company, owns a 1.0% interest in the Operating Partnership and the Limited Partner, also a wholly owned subsidiary of the Company, owns an approximate 90.1% limited partnership interest in the Operating Partnership.

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

         At December 31, 1997, the Company owned 27 hotels in 16 states consisting of the Initial Hotels and the hotels acquired in the periods indicated below (collectively the "December 31 Hotels").

                                      Number of Hotels         Aggregate
      Quarter Acquired                    Acquired         Acquisition Price
------------------------------       -------------------  ---------------------
                                                         (dollars in millions)
1996
  4/th/ Quarter                              2                  $  49.0
                                     -------------------  ---------------------
1997
  1/st/ Quarter                              5                  $  84.1
  2/nd/ Quarter                              6                  $ 193.8
  4/th/ Quarter                              1                  $  11.8
                                     -------------------  ---------------------

Total 1997 Acquisitions                      12                 $ 289.7
                                     -------------------  ---------------------

Acquisitions since IPO
    through December 31, 1997                14                 $ 338.7
                                     ===================  =====================

                   AMERICAN GENERAL HOSPITALITY CORPORATION

         The Company currently leases 26 of the Hotels to AGH Leasing, L.P., and one hotel, the Radisson Twin Towers Orlando, to Twin Towers Leasing, L.P. ("Twin Towers Leasing" and, together with AGH Leasing, L.P., "AGH Leasing") pursuant to 12-year operating leases providing for the payment of participating rent based on the revenues of the Hotels (the "Participating Leases"). AGH Leasing, L.P. is owned in part by certain executive officers of the Company and AGH Leasing, L.P. is the 51% sole general partner of Twin Towers Leasing.

         In addition, AGH Leasing has engaged American General Hospitality, Inc. ("AGHI"), to manage 26 of the Hotels pursuant to separate management agreements (the "Management Agreements"). The remaining hotel, the Wyndham Garden Hotel Marietta, is managed by Wyndham Hotel Corporation.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principals of Consolidation--The consolidated financial statements include the accounts of the Company, the Operating Partnership and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Investment in Hotel Properties--Hotel properties are stated at cost and are depreciated using the straight-line method over estimated useful lives of 39 years for buildings and improvements and 5 to 7 years for furniture, fixtures and equipment.

         The Company periodically reviews the carrying value of each of its investments in hotel properties to determine if circumstances exist indicating an impairment in the carrying value of the investment in hotel property or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel property and determine if the investment in hotel property is recoverable based on the undiscounted future cash flows. Management of the Company does not believe that there are any factors or circumstances indicating impairment of any of its investment in hotel properties.

         Maintenance and repairs are charged to operations as incurred; major renewals and improvements are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts and the related gain or loss is included in operations.

         Cash and Cash Equivalents--All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

         Deferred Expenses--Organizational costs of $115,881 and $94,771, deferred loan costs of $4,187,500 and $2,250,000 and franchise fees of $1,105,606 and $915,600 at December 31, 1997 and 1996, respectively, are stated at cost. Amortization of organization costs is computed using the straight-line method over five years. Amortization of deferred loan costs is computed using the effective yield method over the original term of the related debt of four years. Amortization of franchise fees is computed using the straight-line method over the average life of the franchise agreements of approximately 10 years. Accumulated amortization at December 31, 1997 and 1996 was $1,371,162 and $273,425, respectively.

         Revenue Recognition--Participating Lease revenue is recognized when earned from the Lessee under the Participating Lease agreements (see Note 4). The Participating Lease revenue is based on a percentage of room revenues, food and beverage revenues and telephone and other revenues. The departmental revenue thresholds in the Participating Leases are seasonally adjusted for interim periods and the Participating Lease formulas are adjusted each year by a percentage equal to the percentage increase in the Consumer Price Index as compared to the prior year plus 0.75% in the case of the Participating Rent departmental revenue thresholds. Additionally, some of the Hotels will have further adjustments to the Participating Lease formulas due to the significant renovations expected to be completed on those hotels in 1997 and 1998. The Lessee is in compliance with its obligations stipulated in the Percentage Leases.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

         At December 31, 1997 and 1996, the Lessee owed the Company $7,999,122 and $3,982,424, respectively, under the Participating Leases which were paid in January 1998 and 1997.

         Net Income Per Common Share--Net income per common share is computed by dividing net income applicable to common shareholders by the weighted average number of shares of common stock and equivalents outstanding.

         Earnings per Common Share - In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Shares" (FAS 128), as required and restated the previously reported earnings per share in conformity with FAS 128. The new standard specifies the computation, presentation, and disclosure requirements for earnings per share.

         Distributions--The Company pays regular quarterly distributions, which are dependent on receipt of distributions from the Operating Partnership. Distributions made in 1997 and 1996 represents a 6.1% and an 18.0% return of capital for federal income tax purposes, respectively.

         Income Taxes--The Company intends to qualify as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been reflected in the consolidated financial statements.

         Earnings and profits, which will determine the taxability of distributions to stockholders, will differ from income reported for financial reporting purposes due to the differences for federal tax purposes primarily in the estimated useful lives used to compute depreciation.

         Concentration of Credit Risk--The Company places cash deposits at a major bank. At December 31, 1997 and 1996, bank account balances exceeded Federal Deposit Insurance Corporation limits by approximately $750,000 and $3.0 million, respectively. Management believes credit risk related to these deposits is minimal.

         Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Concentration of Risk - The Company's December 31 Hotels are diversified by ten different national brands and include twenty-five full-service hotels and two limited hotels located in sixteen states. At December 31, 1997, the Company has a concentration of 20.7% in Florida and 16.1% in California, based upon the number of guest rooms.

         Recent Accounting Pronouncements - In June of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company is presently designing such statement and, accordingly, will include such statement beginning with the first quarter of 1998.

         In addition, in June of 1997, the FASB issued SFAS 131, "Disclosures About Segments of Enterprise and Related Information". SFAS 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates, and their major customers. The Company is presently in the process of evaluating the effect this new standard will have on disclosures in the Company's financial statements and the required information will be reflected in the Company's financial statements for the year ended December 31, 1998.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

3.       DEBT OBLIGATIONS

 Debt at December 31, 1997 consists of the following:

First mortgage note payable in monthly installments including interest at the fixed rate of
     8.75%;  maturing on February 1, 2011 at which time a balloon payment of approximately
     $6,120,000 will be due and payable; collateralized by the Holiday Inn Dallas DFW
     Airport South .........................................................................  $  13,701,262
First mortgage note payable in monthly installments including interest at the fixed rate of 7.5%; maturing on December 1, 2001 at which time a balloon payment of approximately $3,985,000 will be due and payable; collateralized
     by the Courtyard by Marriott Meadowlands ..............................................      4,416,853
Construction loan payable in monthly installments including interest at the fixed rate of
     7.89%; maturing on January 1, 2001; collateralized by the Courtyard by Marriott
     Meadowlands............................................................................        439,658
One year first mortgage note payable in monthly installments of interest only at a fixed rate of 7.5%; collateralized by the Radisson Hotel Arlington Heights; matured on
     February 28, 1998, at which time the balance of $8,218,755 was paid....................      8,218,755
First mortgage note payable in monthly installments at a fixed rate of 9.75%; maturing on
     July 1, 2002, at which time a balloon payment of approximately $8,200,000 will be due
     and payable; collateralized by the DoubleTree Guest Suites Atlanta.....................      9,363,531
                                                                                                -----------
                                                                                                 36,140,059
Credit Facility.............................................................................     41,312,177
                                                                                                -----------

Total debt obligations......................................................................    $77,452,236
                                                                                                ===========

         The Company increased its Credit Facility ("Credit Facility") from $150 million to $300 million on June 24, 1997. The Credit Facility matures on July 31, 1999. At December 31, 1997 and 1996, there was $41.3 million and $57.5 million, respectively, outstanding on its Credit Facility. Borrowings under the Credit Facility bear interest at 30-day, 60-day or 90-day LIBOR (London Interbank Offered Rate) plus 1.75% and 1.85% per annum (7.47% and 7.35% at December 31, 1997 and 1996) an December 31, 1997 and 1996, respectively, payable monthly in arrears or one-half percent in excess of prime rate at the option of the Company.

         At December 31, 1997 and 1996, the Credit Facility was collateralized by substantially all of the Company's assets including, among other things, first mortgage liens on all of the Hotels, other than the Holiday Inn Select Dallas DFW Airport South, the Courtyard by Marriott Meadowlands, the Radisson Hotel Arlington Heights and the DoubleTree Guest Suites Atlanta, which Hotels collateralize other indebtedness.

         The Credit Facility is with a consortium of banks led by Societe Generale, Southwest Agency, and Bank One, Texas, N.A., Bank of Nova Scotia and Wells Fargo Bank, National Association.

         Aggregate annual principal payments for the Company's debt at December 31, 1997 are as follows.

                   Year                                    Amount
-----------------------------------------------------  ------------
1998.................................................  $  9,002,644
1999.................................................    42,166,999
2000.................................................       932,230
2001.................................................     4,750,411
2002.................................................     8,834,869
2003 and thereafter..................................    11,765,083
                                                       ------------
Aggregate annual principal payments..................  $ 77,452,236
                                                       ============

         The Company's Credit Facility limits consolidated indebtedness (measured at the time the debt is incurred) to no more than 50% of the Company's investments in hotels as defined in the credit agreement.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

4.       COMMITMENTS AND RELATED PARTY TRANSACTIONS

         The Company entered into an agreement for a license and an association membership from one of the sellers of the Days Inn Lake Buena Vista, which the Company immediately assigned to the Lessee. Commencing January 1998, in connection with the license and the association membership, the Lessee is required to pay recurring association fees including a base monthly fee equal to 1.0% of the prior month's gross room revenues generated at the hotel, and an additional fee of 0.5% to 1.0% of gross monthly revenues if the trailing twelve month's gross room revenues at the hotel exceed a threshold of approximately $13 million, (subject to increase based on the percentage increase in the CPI). In addition, the Lessee is obligated to pay a recurring royalty for the African Safari theme equal to an amount which ranges from 10% to 25% of net operating income in excess of $6 million (subject to adjustment if the Company invests more than $40 million in the hotel). The Lessee is also obligated to pay a marketing assistance fee equal to .25% of gross room revenues. The marketing and association fees are not expected to exceed 2.25% of gross room revenues for any twelve-month period. The association membership agreement terminates in October 2008; the Lessee is obligated to pay liquidated damages if the agreement is terminated earlier.

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

Participating Leases

         The Lessee has future lease commitments to the Company under the Participating Leases, which expire from July 2008 to November 2010. Minimum future base rents under these noncancellable Participating Leases at December 31, 1997 is as follows:

                         Year                                    Amount
-------------------------------------------------------    -------------------
1998.................................................      $       48,960,000
1999.................................................              50,527,600
2000.................................................              52,143,028
2001.................................................              53,814,309
2002.................................................              55,428,738
2003 and thereafter..................................             342,549,603
                                                           -------------------
Minimum future base rents                                  $      603,423,278
                                                           ===================

         Under the Participating Leases, the Company is obligated to pay the costs of real estate and personal property taxes, property insurance and maintaining underground utilities and structural elements of the Current Hotels. Additionally, the Company is required to establish annual minimum reserves equal to 4.0% of total revenue for each of the Hotels which will be utilized by the Lessee for the replacement and refurbishment of furniture, fixtures & equipment ("FF&E") and other capital expenditures to enhance the competitive position of the Hotels. At December 31, 1997 and 1996, actual capital expenditures were greater than the amount required to be reserved.

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

         The Courtyard by Marriott Meadowlands is subject to a ground lease with respect to approximately 0.37 acres. The ground lease terminates in March 2036 with two ten-year options to renew. The lease requires a fixed rent payment equal to $150,000 per year, subject to a 25.0% increase every five years thereafter beginning in 1997, and a percentage rent payment equal to 3.0% of gross room revenues.

         The Wyndham Albuquerque Airport Hotel is subject to a ground lease with respect to approximately 10 acres. The ground lease terminates in December 2013 with two five-year options to renew. The lease requires a fixed rent payment equal to $19,180 per year, subject to annual CPI adjustment, and a percentage rent payment equal to 5.0% of gross room revenues, 3.0% of gross receipts from the sale of alcoholic beverages, 2.0% of gross receipts from the sale of food and non-alcoholic beverages and 1.0% of gross receipts from the sale of other merchandise or services. The lease also provides the landlord with the right, subject to certain conditions, to require the Company, at its expense, to construct 100 additional hotel rooms if the occupancy rate at the Hotel is 85.0% or more for 24 consecutive months and to approve any significant renovations scheduled at the Hotel. The occupancy rate at the Wyndham Albuquerque Airport Hotel for the years ended December 31, 1997 and 1996, was 75.3% and 80.4%, respectively.

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

Minimum future rental payments for the ground leases to be paid by Company at December 31, 1997 are as follows:

                         Year                                    Amount
-------------------------------------------------------    -------------------
1998.................................................        $        273,225
1999.................................................                 273,225
2000.................................................                 273,225
2001.................................................                 273,225
2002.................................................                 310,725
2003 and thereafter..................................              20,783,852
                                                           -------------------
Minimum future rental payments                               $     22,187,477
                                                           ===================

                   AMERICAN GENERAL HOSPITALITY CORPORATION

5.       EARNINGS PER COMMON SHARE

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Shares" (FAS 128), during the fourth quarter of 1997, as required. The new standard specifies the computation, presentation, and disclosure requirements for earnings per share. The following table presents the computation of basic and diluted earnings per common share as required by SFAS 128.

                                                                                                 July 31, 1996
                                                                                                 (inception of
                                                                   Year Ended December        operations) through
                                                                         31, 1997              December 31, 1996
                                                                   ---------------------    ------------------------
         BASIC EARNINGS PER SHARE COMPUTATION:
              Net income applicable to common stockholders         $         23,484,930     $             5,129,181
              Weighted average number of basic shares of
                 Common Stock outstanding                                    14,678,160                   8,122,139
                                                                   ---------------------    ------------------------
             Basic Earnings per Common Share                       $               1.60     $                  0.63
                                                                   =====================    ========================

         DILUTED EARNINGS PER SHARE COMPUTATION:
              Net income applicable to common stockholders         $         23,484,930     $             5,129,181
              Weighted average number of shares of common
                 stock outstanding                                           14,678,160                   8,122,139
              Common Stock equivalents - Stock Options                          163,183                      42,635
                                                                   ---------------------    ------------------------
              Total weighted average number of diluted shares
                 of Common Stock outstanding                                 14,841,343                   8,164,774
                                                                   ---------------------    ------------------------
             Diluted Earnings per Common Share                     $               1.58     $                  0.63
                                                                   =====================    ========================

         The outstanding OP Units have been excluded form the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income.


6.       EMPLOYEE BENEFITS

         The Company instituted the American General Hospitality Corporation 1996 Incentive Plan (the "1996 Plan") and the American General Hospitality Corporation Non-Employee Directors' Incentive Plan (the "Directors' Plan") in July 1996.

         Under the 1996 Plan, an aggregate of 900,000 shares of Common Stock was initially authorized for issuance for the purpose of providing incentives to attract and retain executive officers and key employees. Each employee of the Company or an affiliate of the Company (other than employees of the Lessee and AGHI who are not also employees of the Company), or any person whose efforts contribute to the Company's performance is eligible to participated in the 1996 Plan. The Compensation Committee of the Board of Directors may grant stock options, stock awards, incentive awards or performance shares to participants.

         On April 7, 1997, the Board of Directors adopted an amendment to the 1996 Plan (the "Amended 1996 Plan") to enhance the flexibility of the Board of Directors and the committee administering the 1996 Plan (the "Committee") in granting awards to the Company's officers, directors, consultants and key employees. The amendment provides for a pool equal to ten (10%) percent of the outstanding shares, calculated with respect to the number of shares outstanding as of the last day of the prior calendar year. The amendment also permits the Company to grant up to 50,000 shares of restricted stock to an individual in any calendar year.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

         The Directors' Plan provides that a maximum of 100,000 shares of Common Stock may be issued under the Directors' Plan. Pursuant to the Directors' Plan, the Directors were awarded nonqualified options to purchase 10,000 shares of Common Stock at the exercise price of $17.75 per share (the offering price in connection with the IPO). On October 1, 1996, the Directors were issued 1,436 shares (359 per Director) at the IPO price of $17.75 per share. On October 14, 1997, the Directors were issued 1,308 shares (327 per Director) at the price of $26.00 per share. Each issuance was in accordance with the agreement.

         The following options have been granted pursuant to the 1996 Plan, the Directors' Plan and the Amended 1996 Plan:

                                         Date of        Number of        Exercise         Vesting          Year of
        Option recipient                  Grant          Options           Price          Period         Expiration
----------------------------------     ------------    ------------     ------------    ------------     ------------
Company's Officers and Directors           7/31/96         400,000       $   17.75        5 years             2006
Company's Officers and Key
     Employees                             1/02/97         214,600       $   23.25        5 years             2007
Company's Officers and Key
     Employees                            11/14/97         979,882       $   26.625       5 years             2007

As of December 31, 1997 and 1996, no options had been exercised.

         The Company entered into an employment agreement with Mr. Steven D. Jorns, the Company's Chairman of the Board, President and Chief Executive Officer for a term of five years at an initial annual base compensation of $100,000, subject to any increases in base compensation approved by the Compensation Committee. In addition, the Company entered into employment agreements with three other executive officers each for a term of five years at an aggregate annual base compensation of $230,000.


7.       FAIR VALUE OF FINANCIAL INSTRUMENTS

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


8.       STOCK BASED COMPENSATION PLANS

         The Company sponsors the American General Hospitality Corporation 1996 Incentive Plan (the "1996 Plan") and the American General Hospitality Corporation Non-Employee Directors' Incentive Plan (the "Directors' Plan") (collectively, the "Plans"), which are stock-based incentive compensation plans as described below. The Company applies APB Opinion 25 and related interpretations in accounting for the Plans. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has elected to follow the disclosure provisions of SFAS 123. Accordingly, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are presented below.

         Stock Options - The Company was initially authorized to issue 900,000 shares of Common Stock under the 1996 Plan pursuant to "Awards" granted in the form of incentive stock options qualified under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, restricted stock, performance shares and other incentive awards. Awards may be granted to key executives and other key employees of the Company and its

                   AMERICAN GENERAL HOSPITALITY CORPORATION affiliates. On April 7, 1997, the Board of Directors adopted an amendment to the 1996 Plan (the "Amended 1996 Plan") to enhance the flexibility of the Board of Directors and the committee administering the 1996 Plan (the "Committee") in granting awards to the Company's officers, directors, consultants and key employees. The amendment provides for a pool equal to ten (10%) percent of the outstanding shares (the "Pool"), calculated with respect to the number of shares outstanding as of the last day of the prior calendar year.

         The options granted in 1996 were composed of both incentive and nonqualified stock options with 10-year contractual terms. The options vest 25% per year beginning on the grant date. The options granted in January 1997 were composed of nonqualified stock options with 10-year contractual terms. The January 1997 options vest 25% per year beginning with the first anniversary date of grant. The options granted in November 1997 were composed of nonqualified stock options with 10-year contractual terms. The November 1997 options vest in nearly equal thirds beginning with the first anniversary date of grant. The Compensation Committee administers the Plan and has broad discretion in selecting Plan participants and determining the vesting period and other terms applicable to Awards granted under the Plans.

         Under the Directors' Plan, the Company automatically grants nonqualified stock options to non-employee directors on designated "award dates." The options granted in 1996, 40,000 options, have 10-year contractual terms and vest 33.33% per year beginning on the grant date. The Compensation Committee administers the Plan and has limited discretion in determining the terms applicable to Awards granted under the Plan.

         A summary of the status of the Company's stock options as of December 31, 1996 and the changes during the year ended on that date is presented below:

                                                           1997                              1996
                                               ------------------------------     ---------------------------
                                                 Number of        Weighted       Number of       Weighted
                                                 Shares of        Average        Shares of        Average
                                                 Underlying    Exercise Price    Underlying      Exercise
                                                  Options                         Options          Price
                                               --------------- --------------- --------------- --------------
          Options  outstanding  at  beginning
               of year                                400,000          $17.75               0            n/a
          Granted                                   1,195,976          $26.02         400,000         $17.75
          Exercised                                         0             n/a               0            n/a
          Forfeited                                         0             n/a               0            n/a
          Expired                                           0             n/a               0            n/a
          Options outstanding at end of year        1,595,976          $23.94         400,000         $17.75
          Exercisable at end of year                  206,667          $17.75         103,333         $17.75
          Weighted average fair value of
               options granted during the year               $3.01                           $0.96

         The average remaining contractual term for options outstanding as of December 31, 1997 is 9.43 years. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                      Assumptions                             1997                           1996
          ------------------------------------     ---------------------------     --------------------------
          Expected Term                                      5.82                             7.8
          Expected Dividend Yield                            6.59%                           9.18%
          Expected Volatility                                19.11%                         15.46%
          Risk-Free Interest Rate                            5.90%                           6.80%

         Restricted Stock - According to the Amended 1996 Plan, a total of 50,000 shares of the shares available in the Pool may be issued as restricted Common Stock in any one year. In 1996, the Company issued 50,000 shares of

                   AMERICAN GENERAL HOSPITALITY CORPORATION restricted Common Stock. These shares vest at the rate of 10% on the date of grant, 20% on the first and second anniversaries of the date of grant, and 25% on the third and fourth anniversaries of the date of grant.

         In accordance with APB 25, upon the issuance of restricted shares of Common Stock under the Plans, the Company recognized a deferred compensation cost for the restricted Common Stock in the amount of $887,500. This cost is charged to shareholders' equity and recognized as amortization expense over the applicable vesting period, in the amount of $36,979 for 1996 and $125,729 for 1997. The weighted average share price at the date of grant for the 50,000 shares of restricted Common Stock issued in 1996 was $17.75.

         A summary of the status of the Company's restricted shares of Common Stock as of December 31, 1997 and the changes during the year ended on that date is presented below:

                                                                             1997
                                                            ---------------------------------------
                                                                                      Weighted
                                                                                    Average Fair
                                                            Number of Shares      Market Value at
                                                                                       Grant
                                                            -----------------     -----------------
                  Outstanding at beginning of the year                50,000                $17.75
                  Granted                                                  0                   n/a
                  Outstanding at end of year                          50,000                $17.75
                  Vested at December 31, 1996                          5,000                $17.75
                  Vested at December 31, 1997                         15,000                $17.75

         Pro Forma Net Income and Net Income Per Common Share - Had the compensation cost for the Company's stock-based compensation plans been recognized as expense, the Company's net income and net income per common share for 1997 and 1996 would approximate the pro forma amounts below:

                                          As reported          Pro forma          As reported          Pro forma
                                          December 31,        December 31,       December 31,        December 31,
                                              1997                1997               1996                1996
                                         ---------------     ---------------    ----------------    ----------------
            SFAS 123 charge              $         0.00      $      486,906      $         0.00      $       41,956
            APB25 charge                 $      125,729      $      125,729      $       36,979      $       36,979
            Net income                   $   23,484,930      $   22,998,024      $    5,129,181      $    5,087,225
            Net income per common
                 share                   $         1.60      $         1.57      $         0.63      $         0.62

 The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. In addition, the Company anticipates making awards in the future under its stock-based compensation plans.


9.       NON-CASH INVESTING AND FINANCING ACTIVITIES

         On July 31, 1996, the date of the IPO, the Operating Partnership issued 506,825 OP Units to AGHI Affiliates, 137,008 shares of restricted common stock to the Retirement Plan and cash of $282,229 in exchange for the AGH Predecessor Hotels' investment in hotel properties of $22,757,560 (recorded at carryover historical cost) and assumed related debt of $5,267,990.

         On the same date, the Operating Partnership also issued 1,336,818 OP Units to parties unaffiliated with the Primary Contributors and 53,353 OP Units to the Primary Contributors which had an aggregate value of $24,675,535 and assumed $14,138,270 of indebtedness in exchange for partial interests in four of the other IPO Hotels.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

         In addition, the Operating Partnership advanced $315,000 in the form of a note receivable to the Lessee for the purchase of FF&E at the IPO.

         Also, in connection with the IPO, the Company issued 50,000 shares of restricted common stock to four executive officers which, at the date of issuance, were valued at $17.75 per share.

         On October 1, 1996 the Company issued 1,436 shares of Common Stock to the Board of Directors for compensation in accordance with their agreement to serve as directors of the Company which were valued at $17.75 per share.

         On October 22, 1996, concurrent with the acquisition of the Days Inn Lake Buena Vista, the Company issued 25,397 shares of Common Stock to one of the sellers which were valued at $19.69 per share at the date of issuance.

         On December 18, 1996, $4,150,729 in distributions to Common Stock and OP Unit holders had been declared but not yet paid as of December 31, 1996.

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

         On October 14, 1997, the Company issued 1,308 shares of Common Stock to the Board of Directors for compensation in accordance with their agreement to serve as directors of the Company. The shares were issued at $26.00 per share.

         On November 30, 1997, the Company issued 13,650 Class B OP Units to Primary Contributors as part of the purchase of the Courtyard by Marriott Durham. At the time of issuance, the Class B OP Units were valued at $26.85 per unit. On December 31, 1997, these Class B OP Units automatically converted into standard OP Units.

         On December 13, 1997, $9,352,973 in distributions to Common Stock and OP Unit Holders had been declared by not yet paid as of December 31, 1997.


10.      PRO FORMA INFORMATION (UNAUDITED)

         Due to the impact of the IPO, the subsequent equity transactions and the acquisition of all the Current Hotels as described in Note 1, the historical results of operations may not be indicative of future results of operations and net income per common share. The following unaudited pro forma information for the year ended December 31, 1997 and 1996 are presented as if the transactions previously described had occurred on January 1, 1996, and all of the Current Hotels had been leased to the Lessee pursuant to the Participating Leases since that date.

         In management's opinion, all adjustments necessary to reflect the effects of the transactions previously described have been made. The pro forma information does not purport to present what actual results of operations would have been if the acquisitions and the consummation of the IPO, the subsequent equity transactions and the acquisition of all the Current Hotels had occurred on such date or to project results for any future period.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

                                                               December 31,       December 31, 1996
                       Pro Forma Information                       1997
           ----------------------------------------------     ----------------    ------------------
           Participating Lease revenue                           $ 74,192,455          $ 65,776,641
           Office building rental income                            2,340,046             2,143,833
           Interest income                                            771,955                99,473
                                                              ----------------    ------------------
               Total revenue                                       77,304,456            68,019,947
                                                              ----------------    ------------------
           Depreciation                                            18,431,592            16,457,232
           Amortization                                             1,382,616             1,382,616
           Real estate and personal property taxes and              8,903,636             7,167,867
              property insurance
           Office building operating expenses                       1,255,550             1,344,552
           General and administrative                               1,999,923             1,933,488
           Ground lease expense                                     1,271,639             1,049,524
           Amortization of unearned officers'
              compensation                                            125,729                88,750
           Interest expense                                         3,660,636             2,668,491
                                                              ----------------    ------------------
                Total expenses                                     37,031,321            32,092,520
                                                              ----------------    ------------------
           Income before minority interest                         40,273,135            35,927,427
           Minority interest                                        3,590,127             3,202,731
                                                              ----------------    ------------------
           Net income applicable to common stockholders          $ 36,683,008         $  32,724,696
                                                              ================    ==================
           Net income per basic common share                     $       1.74         $        1.55
                                                              ================    ==================
           Weighted average number of basic shares of
              Common Stock outstanding                             21,141,527            21,134,418
                                                              ================    ==================
           Net income per diluted common share                   $       1.72         $        1.55
                                                              ================    ==================
           Weighted average number of diluted shares of
              Common Stock outstanding                             21,304,710            21,177,053
                                                              ================    ==================


11.   SUBSEQUENT EVENTS (UNAUDITED)

Recent Acquisitions

 Prime Group I - On January 8, 1998, the Company acquired a portfolio of eight hotels ("Prime Group I Acquisition") from Prime Hospitality Corporation ("Prime"), a New York Stock Exchange listed company. The hotels are leased to an independent lessee (the "Prime Lessee") that is affiliated with Prime under separate Participating Leases. The Participating Leases entered into with the Prime Lessee are for a term of 10 years and prohibit the Operating Partnership from selling the hotels for a period of three years but otherwise have terms and conditions substantially similar to the Operating Partnership's other Participating Leases. The purchase price was paid in cash, from borrowings under the Company's credit facility, the issuance of OP Units and the assumption of mortgage indebtedness.

         Potomac Portfolio Acquisition - On January 22, 1998, the Company acquired four hotels containing 815 guest rooms (the "Potomac Portfolio Acquisition"). The purchase price was paid in cash from borrowings under the Company's credit facility. The Potomac Portfolio Acquisition hotels are leased to AGH Leasing and managed by AGHI.

         Holiday Inn O'Hare International Hotel - On February 3, 1998, the Company acquired the Holiday Inn O'Hare International Hotel, a full-service hotel with 507 guest rooms located near O'Hare International Airport. The purchase price was paid in cash, the issuance of Class C units of limited partnership interest of the Operating Partnership (the "Class C OP Units") and mortgage debt assumption. The Class C OP Units bear a preferred annual distribution rate of $1.89 per Class C OP Unit until such time as the dividend distribution rate for the Company's Common Stock exceeds $1.89 at which time the distribution rate on the Class C OP Units shall equal the

                   AMERICAN GENERAL HOSPITALITY CORPORATION distribution rate on the Company's Common Stock. In addition, the holders of the Class C OP Units are entitled to receive additional OP Units if the Company's Common Stock (as reported on the NYSE) is not trading at or above $30 per share on the anniversary date of the closing of the acquisition. The hotel is leased to AGH Leasing and managed by AGHI.

         FSA Portfolio Acquisition - On February 13, 1998 the Company acquired thirteen hotels in a fourteen-hotel portfolio (the "FSA Portfolio Acquisition") containing an aggregate of 3,229 guest rooms. The Company expects to acquire the fourteenth hotel by mid-April 1998. The closing is subject to various closing conditions and no assurance can be given that the acquisition will be completed. The purchase price was paid entirely in cash and was funded by borrowings under the Company's recently increased Credit Facilities (described below). The thirteen FSA Portfolio Acquisition hotels are leased to AGH Leasing and managed by AGHI. The Company expects that the fourteenth hotel to be acquired by the Company will continue to be leased to and managed by it current operator. The Company intends to sell five of the FSA Portfolio Acquisition hotels either as a group or individually although it has no binding purchase agreements with respect to such sale.

Pending Acquisitions

         Prime Group II - The Company has entered into agreements to acquire from Prime 11 full-service hotels (the "Prime Group II Acquisition"). The closing of the purchase can occur at the Company's option at any time between September 30, 1998 and March 31, 1999. The aggregate purchase price is payable entirely in cash. In 1998, Prime is obligated to complete an $18 million improvement program on the Prime Group II Acquisition hotels and the closing of the Prime Group II Acquisition will follow the completion of the renovation program. Each of the Prime Group II Acquisition hotels is expected to be leased and managed by the Prime Lessee or other affiliates of Prime. The Prime Group II Acquisition hotels are operated under franchise affiliations with Crowne Plaza, Holiday Inn, Radisson, Sheraton and Ramada.

         Madison Hotel - The Company has entered into an agreement to acquire a full-service 202 room Holiday Inn in Madison, Wisconsin. The acquisition of the hotel is conditioned upon the seller's renovation of the hotel, which is currently owned by a private partnership, which consists primarily of AGHI shareholders and includes certain executive officers of the Company. The hotel will be purchased with a combination of cash and OP Units. The Company expects that the hotel will be leased to AGH Leasing and continue to be managed by AGHI. The purchase of the Madison hotel is expected to close during the second quarter of 1998.

Credit Facilities

         Credit Facilities - On February 13, 1998 the Company replaced its $300 million secured line of credit with two new unsecured credit facilities in the aggregate principal amount of $600 million (collectively, the "New Credit Facilities"). The New Credit Facilities have a three-year term and bear interest based upon the 30-day, 60-day or 90-day LIBOR (5.6875%, 5.6875% and 5.6875% as of March 27, 1998) at the option of the Company, plus an applicable margin for all or part of the Facilities (the "Margins"). The Margins, which are adjusted on a quarterly basis, range from 1.40% per annum to 2.0% per annum, based upon certain leverage ratios. As of March 27, 1998 the Margins were 1.875% per annum. The financial covenants contained in the New Credit Facilities require the Company to maintain a debt service coverage ratio of at least 2.0 to 1.0, and an interest coverage ratio of not less than 2.15 to 1.0 through December 31, 1998 and not less than 2.50 to 1.0 thereafter and to maintain a minimum net worth of $450 million plus 75% of the net proceeds from stock offerings and offerings of partnership interests in the Operating Partnership. In addition, the New Credit Facilities contain limits on total indebtedness based on a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) that adjust downward as of December 31, 1998. As a result of the adjustment of certain financial covenants that occur on December 31, 1998, the Company expects that it would be required to repay or refinance a portion of the New Credit Facilities by that time.

         The following unaudited pro forma financial data for the years ended December 31, 1997 and 1996 are presented as if the IPO, the subsequent equity transactions since the IPO through March 27, 1997, the Pro Forma 1998 Offering, the acquisition of the Current Hotels and all transactions described above in
Note 11 had occurred on January 1, 1996 and all Hotels had been leased to the Lessee pursuant to the Participating Leases since that date.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

         The pro forma information does not purport to represent what the Company's financial position or the Company's results of operations would have been if the Offerings, the acquisition of all Hotels and the consummation of the Pro Forma 1998 Offering had, in fact, occurred on such dates, or to project the Company's financial position or results of operations at any future date or for any future period.

                                                               December 31,          December 31,
                       Pro Forma Information                       1997                 1996
           ----------------------------------------------     ----------------    ------------------
           Participating Lease revenue                        $   169,004,147     $   146,399,212
           Total revenue                                      $   172,116,148     $   148,642,518
           Total expenses                                     $   120,066,542     $   111,939,705
           Net income applicable to common stockholders       $    46,285,427     $    32,638,198
           Net income per basic common share                  $          1.48     $          1.04
           Weighted average number of basic shares of
              Common Stock outstanding                             31,275,051          31,267,768
           Net income per diluted common share                $          1.47     $          1.04
           Weighted average number of diluted shares of            31,438,234          31,310,404
              Common Stock outstanding

Proposed Merger

         On March 15, 1998 the Company and CapStar Hotel Company ("CapStar") entered into a definitive agreement (the "Merger Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions and covenants, to merge as equals (the "Proposed Merger"). Accordingly, no assurance can be given that the Proposed Merger will be consummated. Pursuant to the Merger Agreement, CapStar will spin off (the "Spin-Off") in a taxable transaction, its hotel operations and management business to its current stockholders as a new C-Corporation to be called MeriStar Hotels & Resorts, Inc. ("MeriStar Resorts"). CapStar will subsequently merge with and into the Company, which will qualify as a reorganization under Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company will be renamed MeriStar Hospitality Corporation after the Proposed Merger. In a separate transaction, which will close immediately after the closing of the Proposed Merger, MeriStar Resorts will acquire AGH Leasing and AGHI which acquisition is a condition to closing the Proposed Merger. If the Proposed Merger is consummated, MeriStar Resorts will become the lessee and manager of all of the Current Hotels currently leased by by AGH Leasing and will have a right of first refusal to become the lessee of hotels acquired by the Company in the future except for the Prime Group II Acquisition hotels.

         The Merger Agreement defines the exchange ratios for both the Company's and CapStar's stockholders. CapStar stockholders will receive one share each of MeriStar Hospitality Corporation and MeriStar Resorts for each CapStar share owned. The Company's stockholders will receive 0.8475 shares of MeriStar Hospitality Corporation for each share of Common Stock owned. Both exchange ratios are fixed, with no adjustment mechanism.

                The Company expects the Proposed Merger to close in June 1998. The Proposed Merger will be submitted for approval at separate meetings of the stockholders of the Company and CapStar. Prior to such stockholder meetings, the Company will file a registration statement with the SEC registering under the Securities Act of 1933, as amended, the shares of MeriStar Hospitality Corporation to be issued in the Proposed Merger.


12.      QUARTERLY OPERATING RESULTS (UNAUDITED)

         The Company's unaudited consolidated quarterly operating data for the years ended December 31, 1997 and 1996 follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding

                   AMERICAN GENERAL HOSPITALITY CORPORATION quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in stockholders' equity and cash flows for a period of several years.


                                               First              Second              Third               Fourth
                 1997                         Quarter            Quarter             Quarter             Quarter
----------------------------------------    -------------     ---------------     ---------------    -----------------
STATEMENTS OF OPERATIONS DATA:
Participating Lease revenue                 $  9,508,365       $  13,323,868      $   19,275,779      $    17,826,325
Office building rental income                                       -                    592,629              612,836
Interest income                                  394,713             287,931              56,044               33,267
                                            -------------     ---------------     ---------------    -----------------
    Total revenue                              9,903,078          13,611,799          19,924,452           18,472,428
                                            -------------     ---------------     ---------------    -----------------
Depreciation                                   1,931,390           2,893,943           4,384,609            4,760,347
Amortization                                     197,214             225,015             341,747              341,922
Real estate and personal property              1,250,117           1,368,101           2,310,782            2,144,323
   taxes and property insurance
Office building operating expenses                                                       303,979              292,960
General and administrative                       502,391             466,075             481,650              549,807
Ground lease expense                             314,462             287,637             354,419              315,121
Amortization of unearned officers'                22,187              22,188              36,979               44,375
   compensation
Interest expense                                 942,000           1,053,176           3,978,769            3,074,953
                                            -------------     ---------------     ---------------    -----------------
     Total expenses                            5,159,761           6,316,135          12,192,934           11,523,808
                                            -------------     ---------------     ---------------    -----------------
Income before minority interest                4,743,317           7,295,664           7,731,518            6,948,620
Minority interest                                689,836             840,531             988,664              753,999
                                            -------------     ---------------     ---------------    -----------------
Net income applicable to
   stockholders common                      $  4,053,481       $   6,455,133      $    6,742,854      $     6,194,621
                                            =============     ===============     ===============    =================
Net income per basic common share           $       0.34       $        0.44      $         0.46      $          0.35
                                            =============     ===============     ===============    =================
Weighted average number of basic
   shares of Common Stock outstanding         11,815,600          14,611,730          14,710,846           17,498,663
                                            =============     ===============     ===============    =================
Net income per diluted common share         $       0.34       $        0.44      $         0.45      $          0.35
                                            =============     ===============     ===============    =================
Weighted average number of diluted
   shares of Common Stock outstanding         11,916,503          14,725,977          14,899,328           17,670,786
                                            =============     ===============     ===============    =================

                   AMERICAN GENERAL HOSPITALITY CORPORATION

12.    QUARTERLY OPERATING RESULTS (UNAUDITED) - CONTINUED

                                             July 31, 1996
                                             (inception of
                                              operations)
                                                through
                                             September 30,            Fourth
                 1996                             1996                Quarter
----------------------------------------    -----------------    ------------------
STATEMENTS OF OPERATIONS DATA:
Participating Lease revenue                 $      5,218,526     $       8,169,193
Office building rental income
Interest income                                       32,227                75,848
                                            -----------------    ------------------
    Total revenue                                  5,250,753             8,245,041
                                            -----------------    ------------------
Depreciation                                       1,008,874             1,626,506
Amortization                                         116,572               156,853
Real estate and personal property                    511,115               933,477
   taxes and property insurance
Office building operating expenses
General and administrative                           194,226               627,887
Ground lease expense                                 218,000               327,279
Amortization of unearned officers'                    14,792                22,187
   compensation
Interest expense                                     347,622             1,064,495
                                            -----------------    ------------------
     Total expenses                                2,411,201             4,758,684
                                            -----------------    ------------------
Income before minority interest                    2,839,552             3,486,357
Minority interest                                    545,102               649,258
                                            -----------------    ------------------
Net income applicable to common
   stockholders                             $      2,294,450     $       2,837,099
                                            =================    ==================
Net income per basic common share           $           0.29     $            0.34
                                            =================    ==================
Weighted average number of basic
   shares of Common Stock outstanding              7,953,180             8,235,154
                                            =================    ==================
Net income per diluted common share         $           0.29     $            0.34
                                            =================    ==================
Weighted average number of diluted
   shares of Common Stock outstanding              7,957,650             8,277,789
                                            =================    ==================

                   AMERICAN GENERAL HOSPITALITY CORPORATION
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997



                                                                    Cost Capitalized           Gross Amounts At
                                                                      Subsequent to            Which Carried at
    Description of Property                Initial Cost                Acquisition             Close of Period
---------------------------------     ------------------------   ------------------------   -----------------------
                                                   Building                   Building                  Building
                                        Land         and            Land         and          Land         and
                                                 Improvements                Improvements              Improvements     Total
---------------------------------     ---------  -------------   ----------- ------------   ---------- ------------   ----------
Holiday Inn Dallas DFW Airport West     816,515     6,532,118        23,950    1,183,526      840,465    7,715,644     8,556,109
Courtyard by Marriott Meadowlands                   4,780,496                    990,563                 5,771,059     5,771,059
Hampton Inn Richmond Airport            505,000     3,590,369        28,755      473,682      533,754    4,064,051     4,597,805
Hotel Maison de Ville                   175,000     1,641,777        39,519    1,072,631      214,519    2,714,408     2,928,927
Hilton Hotel Toledo                                 9,982,263                     11,306                 9,993,569     9,993,569
Holiday Inn Select Dallas DFW
     Airport South                    2,468,943    20,986,013           365    1,725,140    2,469,308   22,711,153    25,180,461
Holiday Inn Select New Orleans
     International Airport            2,391,580    20,328,433           745    1,282,964    2,392,325   21,611,397    24,003,722
Hampton Inn Ocean City                  736,514     6,407,673           555    1,547,027      737,069    7,954,700     8,691,769
Crowne Plaza Madison                  2,135,059    18,148,002           801      630,949    2,135,860   18,778,951    20,914,811
Holiday Inn Park Center Plaza         1,249,414    10,869,901         5,385       59,417    1,254,800   10,929,318    12,184,118
Wyndham Albuquerque Airport Hotel                   9,037,689                  3,232,829                12,270,518    12,270,518
Wyndham San Jose Airport Hotel                     19,102,129                      9,969                19,112,098    19,112,098
Holiday Inn Select Mission Valley     1,954,204    17,001,577           715       12,005    1,954,919   17,013,582    18,968,501
Wyndham Safari Lake Buena Vista       3,191,074    29,519,668         1,080      125,044    3,192,154   29,644,712    32,836,866
Holiday Inn Resort Monterey           1,563,043    13,601,865         8,925      105,199    1,571,968   13,707,064    15,279,032
Hilton Hotel Durham                   1,223,227    10,642,074        14,426      125,509    1,237,653   10,767,583    12,005,236
Wyndham Garden Hotel Marietta         1,595,529    13,881,105        19,689      171,928    1,615,219   14,053,033    15,668,252
Westin Resort Key Largo               2,553,298    22,213,691        23,753      223,870    2,577,051   22,437,561    25,014,612
DoubleTree Guest Suites Atlanta       1,819,587    15,830,408        19,412      170,705    1,838,999   16,001,113    17,840,112
Radisson Hotel Arlington Heights      1,169,248    10,172,458        18,385      160,964    1,187,633   10,333,422    11,521,055
Holiday Inn Select Bucks County       2,134,789    18,572,663        15,267      132,819    2,150,055   18,705,482    20,855,537
Hilton Hotel Cocoa Beach              2,208,955    19,217,910        18,079      157,283    2,227,034   19,375,193    21,602,227
Radisson Twin Towers Orlando          7,899,118    62,608,209        28,197      223,460    7,927,314   62,831,669    70,758,983
Crowne Plaza Phoenix                  1,540,746    14,009,678         6,260       54,464    1,547,006   14,064,142    15,611,148
Hilton Airport Hotel Grand Rapids     1,690,584    14,376,596         1,958       21,847    1,692,543   14,398,443    16,090,986
Marriott West Loop Houston            2,261,461    19,228,220         6,928       60,271    2,268,388   19,288,491    21,556,879
Houston Office Building               1,598,272    13,070,611        38,405    1,055,480    1,636,677   14,126,091    15,762,768
Courtyard by Marriott Durham          1,150,107     9,200,839                               1,150,106    9,200,839    10,350,946
                                   ------------  ------------   ----------- ------------ ------------ ------------  ------------
Total                              $ 46,031,267  $434,554,435    $  321,553 $ 15,020,851 $ 46,352,820 $449,575,286  $495,928,106
                                   ============  ============   =========== ============ ============ ============  ============



                                         Accumulated          Net Book                                              Life Upon
                                        Depreciation           Value                                                  Which
                                          Building            Building                                             Depreciation
                                            and                 and              Date of           Date of         in Statement
Description of Property                 Improvements        Improvements       Construction      Acquisition       is Computed
------------------------------         --------------      -------------       ------------      ------------     -------------
Holiday Inn Dallas DFW Airport West      $  451,301         $ 8,104,808            1974               1995          39 years
Courtyard by Marriott Meadowlands           527,879           5,243,180            1989               1993          39 years
Hampton Inn Richmond Airport                292,324           4,305,481            1972               1994          39 years
Hotel Maison de Ville                       194,475           2,734,452            1778               1994          39 years
Hilton Hotel Toledo                         362,904           9,630,665            1987               1996          39 years
Holiday Inn Select Dallas DFW
     DFW Airport South                      785,212          24,395,249            1974               1996          39 years
Holiday Inn Select New Orleans
     International Airport                  769,187          23,234,535            1973               1996          39 years
Hampton Inn Ocean City                      263,138           8,428,631            1989               1996          39 years
Crowne Plaza Madison                        674,085          20,240,726            1987               1996          39 years
Holiday Inn Park Center Plaza               396,732          11,787,386            1975               1996          39 years
Wyndham Albuquerque Airport Hotel           348,250          11,922,268            1972               1996          39 years
Wyndham San Jose Airport Hotel              694,037          18,418,061            1974               1996          39 years
Holiday Inn Select Mission Valley           617,930          18,350,571            1970               1996          39 years
Wyndham Safari Lake Buena Vista             882,287          31,954,579            1985               1996          39 years
Holiday Inn Resort Monterey                 379,907          14,899,125            1971               1996          39 years
Hilton Hotel Durham                         275,138          11,730,098            1987               1997          39 years
Wyndham Garden Hotel Marietta               263,488          15,404,764            1985               1997          39 years
Westin Resort Key Largo                     431,179          24,583,433            1985               1997          39 years
DoubleTree Guest Suites Atlanta             307,596          17,532,516            1985               1997          39 years
Radisson Hotel Arlington Heights            220,425          11,300,630            1981               1997          39 years
Holiday Inn Select Bucks County             239,598          20,615,939            1987               1997          39 years
Hilton Hotel Cocoa Beach                    247,775          21,354,452            1986               1997          39 years
Radisson Twin Towers Orlando                803,495          69,955,488            1972               1997          39 years
Crowne Plaza Phoenix                        269,669          15,341,479            1981               1997          39 years
Hilton Airport Hotel Grand Rapids           245,930          15,845,056            1979               1997          39 years
Marriott West Loop Houston                  246,514          21,310,365            1976               1997          39 years
Houston Office Building                     205,577          15,557,191            1976               1997          39 years
Courtyard by Marriott Durham                 19,660          10,331,286            1996               1997          39 years
                                        -----------       -------------
Total                                   $11,415,692       $ 484,512,414
                                        ===========       =============


(a)    Balance at July 31, 1996 (1)  $     20,078,175  (b)   Balance at July 31, 1996 (1)  $       737,503
       Additions during the period        192,502,973        Additions during the period         1,779,528
                                     -----------------                                    -----------------
       Balance December 31, 1996          212,581,148        Balance December 31, 1996           2,517,031
       Additions during the period        283,346,958        Additions during the period         8,898,661
                                     -----------------                                    -----------------
       Balance December 31, 1997     $    495,928,106        Balance December 31, 1997     $    11,415,692
                                     =================                                    =================

     (1) Represents amounts from AGH Predecessor Hotels as of July 30, 1996

                   AMERICAN GENERAL HOSPITALITY CORPORATION
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996



                                                                    Cost Capitalized           Gross Amounts At
                                                                      Subsequent to            Which Carried at
    Description of Property                Initial Cost                Acquisition             Close of Period
---------------------------------     ------------------------   ------------------------   -----------------------
                                                   Building                   Building                  Building
                                        Land         and            Land         and          Land         and
                                                 Improvements                Improvements              Improvements     Total
---------------------------------     ---------  -------------   ----------- ------------   ---------- ------------   ----------
Holiday Inn Dallas DFW Airport West      816,515     6,532,118      23,950     1,178,455     840,465     7,710,573     8,551,038
Courtyard by Marriott Meadowlands                    4,780,496                   977,821                 5,758,317     5,758,317
Hampton Inn Richmond Airport             505,000     3,590,369      28,755       469,272     533,754     4,059,641     4,593,395
Hotel Maison de Ville                    175,000     1,641,777      39,519     1,046,202     214,519     2,687,979     2,902,498
Hilton Hotel Toledo                                  9,982,263                     6,293                 9,988,556     9,988,556
Holiday Inn Select Dallas DFW
     DFW Airport South                 2,468,943    20,986,013         365         3,103   2,469,308    20,989,115    23,458,423
Holiday Inn Select New Orleans
     International Airport             2,391,580    20,328,433         745         6,333   2,392,325    20,334,766    22,727,091
Hampton Inn Ocean City                   736,514     6,407,673         555         5,278     737,069     6,412,951     7,150,020
Crowne Plaza Madison                   2,135,059    18,148,002         801        10,506   2,135,860    18,158,508    20,294,368
Holiday Inn Park Center Plaza          1,249,414    10,869,901       5,385        47,765   1,254,800    10,917,666    12,172,466
Wyndham Albuquerque Airport Hotel                    9,037,689                     3,076                 9,040,765     9,040,765
Wyndham San Jose Airport Hotel                      19,102,129                     1,469                19,103,598    19,103,598
Holiday Inn Select Mission Valley      1,954,204    17,001,577         715         8,466   1,954,919    17,010,044    18,964,963
Wyndham Safari Lake Buena Vista        3,191,074    29,519,668                             3,191,074    29,519,668    32,710,742
Holiday Inn Resort Monterey            1,563,043    13,601,865                             1,563,043    13,601,865    15,164,908
                                     -----------  ------------   ---------  ------------  -----------  ------------  ------------
Total                                $17,186,346  $191,529,973   $ 100,790  $ 3,764,039   $17,287,136  $195,294,012  $212,581,148
                                     ===========  ============   =========  ============  ===========  ============  ============



                                         Accumulated          Net Book                                              Life Upon
                                        Depreciation           Value                                                  Which
                                          Building            Building                                             Depreciation
                                            and                 and              Date of           Date of         in Statement
Description of Property                 Improvements        Improvements       Construction      Acquisition       is Computed
------------------------------         --------------      -------------       ------------      ------------     -------------
Holiday Inn Dallas DFW Airport West        253,516         8,297,522              1989              1993             39 years
Courtyard by Marriott Meadowlands          379,555         5,378,762              1972              1994             39 years
Hampton Inn Richmond Airport               192,025         4,401,370              1778              1994             39 years
Hotel Maison de Ville                      125,538         2,776,960              1987              1996             39 years
Hilton Hotel Toledo                        106,715         9,881,841
Holiday Inn Select Dallas DFW                                                     1974              1996             39 years
     DFW Airport South                     224,243        23,234,180
Holiday Inn Select New Orleans                                                    1973              1996             39 years
     International Airport                 217,252        22,509,839              1989              1996             39 years
Hampton Inn Ocean City                      68,522         7,081,498              1987              1996             39 years
Crowne Plaza Madison                       193,962        20,100,406              1975              1996             39 years
Holiday Inn Park Center Plaza              116,642        12,055,824              1972              1996             39 years
Wyndham Albuquerque Airport Hotel           96,589         8,944,176              1974              1996             39 years
Wyndham San Jose Airport Hotel             204,098        18,899,500              1970              1996             39 years
Holiday Inn Select Mission Valley          181,762        18,783,201              1985              1996             39 years
Wyndham Safari Lake Buena Vista            127,541        32,583,201              1971              1996             39 years
Holiday Inn Resort Monterey                 29,071        15,135,837
                                        ----------      ------------
Total                                   $2,517,031      $210,064,117
                                        ==========      ============


(a)    Balance at July 31, 1996 (1)  $     20,078,175  (b)   Balance at July 31, 1996 (1)  $       737,503
       Additions during the period        192,502,973        Additions during the period         1,779,528
                                     -----------------                                    -----------------
       Balance December 31, 1996          212,581,148        Balance December 31, 1996           2,517,031
                                     =================                                    =================

     (1) Represents amounts from AGH Predecessor Hotels as of July 30, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners
AGH Leasing, L.P.

We have audited the accompanying balance sheets of AGH Leasing, L.P. (The "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' deficit, and cash flows for the year ended December 31, 1997 and for the period from July 31, 1996 (inception of operations) through December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AGH Leasing, L.P. as of December 31, 1997 and 1996 and its results of operations and its cash flows for the year ended December 31, 1997 and for the period from July 31, 1996 (inception of operations) through December 31, 1996 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.



Dallas, Texas
January 30, 1998, except for
Note 6, as to which the date is
March 16, 1998

                               AGH LEASING, L.P.
                          CONSOLIDATED BALANCE SHEET
                    DECEMBER 31, 1997 AND DECEMBER 31, 1996


                                                                          1997                     1996
                                                                  ----------------------    --------------------
                             ASSETS
  Investments in hotel properties, at cost
       Furniture, fixtures and equipment.....................           $ 315,000                 $ 315,000
       Less accumulated depreciation.........................
                                                                          (89,250)                  (26,250)
                                                                  ----------------------    --------------------
  Net investment in hotel properties.........................             225,750                   288,750
  Cash and cash equivalents..................................           8,781,329                 5,673,232
  Accounts receivable, net of allowance for doubtful
      accounts of $73,915 and $5,291 as of December 31, 1997
      and 1996, respectively.................................           6,247,083                 2,822,936
  Inventories................................................           1,007,296                   448,234
  Prepaid expenses...........................................           1,067,384                   553,400
  Deferred expenses..........................................             159,207                   194,287
  Other assets...............................................             283,997                    47,985
                                                                  ----------------------    --------------------
            Total assets.....................................        $ 17,772,046              $ 10,028,824
                                                                  ======================    ====================

                LIABILITIES AND PARTNERS' DEFICIT
  Accounts payable, trade....................................        $  2,642,639              $  1,054,902
  Participating Lease payable, American General Hospitality
      Operating Partnership, L.P.............................           7,999,122                 3,979,242
  Note payable to American General Hospitality Operating
      Partnership, L.P.......................................             234,321                  287,684
  Accrued expenses and other liabilities.....................           5,327,522                4,198,035
  Deferred income............................................           2,100,000                  730,000
  Minority interest in Twin Towers Leasing, L.P..............           1,197,442
                                                                  ----------------------    --------------------
            Total liabilities................................          19,501,046               10,249,863
                                                                  ----------------------    --------------------
  Commitments and contingencies (Notes 1 and 2)
  Partners' capital..........................................             442,894                  500,000
  Accumulated deficit........................................          (2,171,894)                (721,039)
                                                                  ----------------------    --------------------
            Total partners' deficit..........................          (1,729,000)                (221,039)
                                                                  ----------------------    --------------------
            Total liabilities and partners' deficit..........        $ 17,772,046             $ 10,028,824
                                                                  ======================    ====================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               AGH LEASING, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1997
            AND THE PERIOD JULY 31, 1996 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1996


                                                                                     1997                     1996
                                                                             ----------------------    --------------------
     Revenues
          Room revenue..................................................     $   123,965,649           $   26,725,200
          Food and beverage revenue.....................................          35,595,835                8,374,459
          Other revenue.................................................           8,031,070                1,691,472
          Minority interest income......................................           1,802,558                        0
                                                                             ----------------------    --------------------
               Total revenue............................................         169,395,112               36,791,131
                                                                             ----------------------    --------------------
     Expenses
          Property operating costs and expenses.........................          33,894,184                7,235,297
          Food and beverage costs and expenses..........................          27,646,671                6,262,071
          General and administrative....................................          15,871,676                3,270,481
          Advertising and promotion.....................................          12,792,700                2,305,776
          Repairs and maintenance.......................................           6,712,883                1,450,987
          Utilities.....................................................           7,258,674                1,628,490
          Management fees...............................................           1,691,639                  947,632
          Franchise costs...............................................           4,754,285                  950,307
          Depreciation..................................................              63,000                   26,250
          Amortization..................................................              40,997                    6,753
          Interest expense..............................................              26,808                   13,314
          Other expense.................................................             158,113                   27,093
          Participating Lease expenses..................................          59,934,337               13,387,719
                                                                             ----------------------    --------------------
               Total expenses...........................................         170,845,967               37,512,170
                                                                             ----------------------    --------------------
               Net loss.................................................     $    (1,450,855)          $     (721,039)
                                                                             ======================    ====================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               AGH LEASING, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
          FOR THE PERIOD FROM JULY 31, 1996 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1996
                   AND FOR THE YEAR ENDED DECEMBER 31, 1997


    Initial capitalization at inception                                      $      500,000
    Net loss for the period from July 31, 1996 through December 31, 1996           (721,039)
                                                                             ---------------------
    Balance at December 31, 1996                                                   (221,039)
    Partner distributions                                                           (57,106)
    Net loss for the year ended December 31, 1997..........................      (1,450,855)
                                                                             ---------------------
    Balance at December 31, 1997...........................................  $   (1,729,000)
                                                                             =====================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               AGH LEASING, L.P.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 1997
            AND THE PERIOD JULY 31, 1996 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1996


                                                                                     1997                     1996
                                                                             ----------------------    --------------------
     Cash flow from operating activities:
             Net loss...................................................     $         (1,450,855)     $        (721,039)
             Adjustments to reconcile net income to net cash provided by operating activities:
                          Depreciation..................................                   63,000                 26,250
                          Amortization..................................                   40,997                  6,753
                          Minority interest.............................               (1,802,558)
                     Changes in assets and liabilities:
                          Accounts receivable...........................               (3,424,147)            (2,822,936)
                          Inventories...................................                 (559,062)              (448,234)
                          Prepaid expenses..............................                 (513,984)              (553,400)
                          Deferred expenses.............................                   (5,917)              (201,040)
                          Other assets..................................                 (236,012)               (47,985)
                          Accounts payable, trade.......................                1,587,737              1,054,902
                          Participating Lease payable, American General
                            Hospitality Operating Partnership, L.P......               4,019,880               3,979,242
                         Accrued expenses and other liabilities.........               1,129,487               4,198,035
                         Deferred income................................               1,370,000                 730,000
                                                                             ----------------------    --------------------
                            Net cash flow provided by operating
                             activities.................................                 218,566               5,200,548
                                                                             ----------------------    --------------------
     Cash flow from financing activities:
             Capital contributions, AGH Leasing, L.P....................                                          500,000
             Capital contributions, Twin Leasing, L.P...................               3,000,000
             Partner distributions .....................................                 (57,106)
             Principal payments on borrowings...........................                 (53,363)                 (27,316)
                                                                             ----------------------    --------------------
                           Net cash provided by financing
                            activities..................................               2,889,531                 472,684
                                                                             ----------------------    --------------------
                           Net change in cash and cash equivalents......               3,108,097               5,673,232
             Cash and cash equivalents at beginning of periods..........               5,673,232
                                                                             ----------------------    --------------------
             Cash and cash equivalents at end of periods................     $          8,781,329      $       5,673,232
                                                                             ======================    ====================
     Supplemental disclosures of cash flow information:
             Cash paid during the period for interest...................     $             26,808      $          13,314
                                                                             ======================    ====================

                  The accompanying notes are an integral part of these consolidated financial statements.

                               AGH LEASING, L.P.

1.       ORGANIZATION

         AGH Leasing, L.P. is a Delaware limited partnership which was formed on May 29, 1996, and commenced operations on July 31, 1996. AGH Leasing is owned in part by certain executive officers of American General Hospitality Corporation (the "Company") and American General Hospitality, Inc. ("AGHI"). AGH Leasing, L.P. leases 26 of the 27 Hotels (the "December 31 Hotels") owned by American General Hospitality Operating Partnership, L.P. (the "Operating Partnership") at December 31, 1997, pursuant to operating leases ("Participating Leases") which provide for rent based on the revenues of the December 31 Hotels.

         Twin Towers Leasing, L.P. ("Twin Towers Leasing" and, together with AGH Leasing, L.P., "AGH Leasing") leases the remaining December 31 Hotel, the Radisson Twin Towers Orlando, pursuant to a Participating Lease which is substantially similar in form to the other Participating Leases. Twin Towers Leasing is a Florida limited partnership which was formed on June 1, 1997, and commenced operations on June 25, 1997. AGH Leasing is the 51% sole general partner of Twin Towers Leasing. The remaining 49% is owned by Regent Carolina Corporation ("Regent"), an affiliate of the selling entity. Based on the partnership agreement, Regent is allocated 100% of any losses generated by Twin Towers Leasing up to their capital contribution of $3 million. The operations of Twin Towers Leasing are consolidated with the operations of AGH Leasing for financial statement purposes.

         The consolidated financial statements of AGH Leasing include the results of operations of the December 31 Hotels leased from the Operating Partnership due to AGH Leasing's control over the operations of the December 31 Hotels during the 12-year term of the Participating Leases. AGH Leasing has complete discretion in establishing room rates and all rates for hotel goods and services. Likewise, all operating expenses of the December 31 Hotels are under the control of AGH Leasing. AGH Leasing has the right to manage or to enter into management contracts with other parties to manage the December 31 Hotels. If AGH Leasing elects to enter into management contracts with parties other than AGHI, AGH Leasing must obtain the prior written consent of the Operating Partnership, which consent may not be unreasonably withheld. AGH Leasing has entered into management agreements pursuant to which 26 of the December 31 Hotels are managed by AGHI and the remaining December 31 Hotel is managed by Wyndham Hotel Corporation.

         AGH Leasing's results of operations are seasonal. The aggregate room revenues in the second and third quarters of each fiscal year may be higher than room revenues in the first quarter and fourth quarter of each fiscal year. Consequently, AGH Leasing may have net income in some quarters and may have net losses in other quarters of the same year.

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Investment in Hotel Properties - Hotel properties consist principally of furniture, fixtures and equipment and are stated at the lower of cost or net realizable value and are depreciated using the straight-line method over estimated useful lives ranging from 3 to 7 years.

         Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and the related accumulated depreciation are removed from the accounts and the gain or loss is included in operations.

                               AGH LEASING, L.P.

         Cash and Cash Equivalents - All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

         Inventories - Inventories, consisting primarily of food and beverage items, are stated at the lower of cost (generally, first-in first-out) or market.

         Deferred Expenses - Deferred expenses at December 31, 1997 and 1996 include organizational costs of $5,916 and $1,041, respectively and a $200,000 payment made in connection with the Wyndham Safari Resort Lake Buena Vista cash flow guarantee. Amortization is computed using the straight-line method over five years.

         Deferred Income - Deferred income of $2,100,000 and $730,000 at December 31, 1997 and 1996, respectively, represents the cash received from on of the sellers of the Wyndham Safari Resort Lake Buena Vista for recurring association fee agreements with the sellers as described in Note 4. The gain will be amortized over the term of the agreements of ten years. The agreements commence January 1, 1998.

         Income Taxes - AGH Leasing is a Maryland limited partnership, which is not a taxable entity. The results of operations are included in the tax returns of the partners. The partnerships' tax returns and the amount of allocable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to income or loss, the tax liability of the partners could be changed accordingly.

         Revenue Recognition - Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible.

         Advertising Cost - The December 31 Hotels participate in various advertising and marketing programs. All advertising costs are expensed in the period incurred. The Lessee recognized advertising expense of $7.4 million and $1.3 million for the years ended December 31, 1997 and 1996, respectively.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Concentration of Credit Risk - AGH Leasing places cash deposits at a major bank. At December 31, 1997 and 1996, bank account balances exceeded Federal Deposit Insurance Corporation limits by approximately $5.7 million and $2.5 million, respectively. Management believes the credit risk related to these deposits is minimal.


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

                               AGH LEASING, L.P.

         Twenty-six of the December 31 Hotels are managed by AGHI on behalf of AGH Leasing. AGH Leasing pays AGHI a base management fee of 1.5% of total revenue and an incentive fee of up to 2.0% of total revenue. The incentive fee, if applicable, is equal to 0.025% of annual total revenue for each 0.1% increase in annual total revenue over the total revenues for the preceding twelve-month period up to the maximum incentive fee.

         The remaining December 31 Hotel, the Wyndham Garden Hotel Marietta, is managed by Wyndham Hotel Corporation ("Wyndham") on behalf of AGH Leasing. AGH Leasing pays Wyndham a base management fee equal to 1.5% of gross revenues at the hotel plus an incentive management fee of up to 1.5% of gross revenues. The incentive fee, if applicable, will be earned if gross revenues exceed certain year over year thresholds.

         Each December 31 Hotel, except the Hotel Maison de Ville, is required to remit varying percentages of gross room revenue ranging from 1.0% to 5.0% to the various franchisors for sales and advertising expenses incurred to promote the hotel at the national level. Additional sales and advertising costs are incurred at the local property level. These fees are paid by AGH Leasing.

         The Company entered into an agreement for a license and an association membership from one of the sellers of the Wyndham Safari Lake Buena Vista, which the Company immediately assigned to AGH Leasing. Commencing January 1998, in connection with the license and the association membership, the Lessee is required to pay recurring association fees including a base monthly fee equal to 1.0% of the prior month's gross room revenues generated at the Hotel, and an additional fee of 0.5% to 1.0% of gross monthly revenues if the trailing twelve month's gross room revenues at the Hotel exceed a threshold of approximately $13 million (subject to increase based on the percentage increase in the CPI). In addition, the Lessee is obligated to pay a recurring royalty for the African Safari theme equal to an amount which ranges from 10% to 25% of net operating income in excess of $6 million (subject to adjustment if the Operating Partnership invests more than $40 million in the Hotel). AGH Leasing is also obligated to pay a marketing assistance fee equal to .25% of gross room revenues. The marketing and association fees are not expected to exceed 2.25% of gross room revenues for any twelve-month period. The association membership agreement terminates in October 2008; AGH Leasing is obligated to pay liquidated damages if the agreement is terminated earlier.

         AGH Leasing has future lease commitments to the Company under the Participating Leases, which have various expiration dates between July 2008 to June 2009. The Participating Lease expenses are based on percentages of room revenues, food and beverage revenues, telephone and other revenues. The departmental revenue thresholds in the Participating Leases are seasonally adjusted for interim periods and the Participating Lease formulas are adjusted annually effective January 1, by a percentage equal to the percentage increase in the CPI, plus .75% as compared to the prior year. Additionally, several of the December 31 Hotels will have further adjustments to the Participating Lease formulas due to the significant renovations expected to be completed in those hotels in 1997. Minimum future rental expense (i.e., base rents) under these noncancellable Participating Leases is as follows:

                         Year                                    Amount
-------------------------------------------------------    -------------------
1998.................................................      $       48,960,000
1999.................................................              50,527,600
2000.................................................              52,143,028
2001.................................................              53,814,309
2002.................................................              55,428,738
2003 and thereafter..................................             342,549,603
                                                           -------------------
Minimum future base rents                                  $      603,423,278
                                                           ===================


5.       PRO FORMA INFORMATION (UNAUDITED)

         Due to the impact of the IPO and other hotel acquisitions made by the Company and leased to AGH Leasing, the historical results of operations may not be indicative of future results of operations. The following

                               AGH LEASING, L.P.

unaudited pro forma information of AGH Leasing is presented as if the transactions previously described had occurred on January 1, 1996 and all of the Current Hotels had been leased pursuant to the Participating Leases since that date.

         In management's opinion, all adjustments necessary to reflect the effects of the transactions previously described have been made. The pro forma information does not purport to present what the actual results of operations of AGH Leasing would have been if the previously mentioned transactions had occurred on such date or to project the future financial position or results of operations of AGH Leasing for any future period.

                                                                     December 31, 1997     December 31, 1996
                                                                     ------------------    ------------------
             Room revenue                                            $     151,771,990        $  136,811,842
             Food and beverage revenue                                      44,882,294            44,176,435
             Other revenue                                                   9,804,140             9,537,309
             Minority interest income                                        2,874,156             1,284,177
                                                                     ------------------    ------------------
                     Total revenue                                         209,332,580           191,809,763
                                                                     ------------------    ------------------
             Hotel operating expenses                                      134,759,239           126,515,121
             Depreciation and amortization                                     103,997                69,753
             Interest expense                                                  264,064                31,689
             Other expenses                                                    331,229               359,009
             Participating Lease expense                                    74,192,463            65,776,641
                                                                     ------------------    ------------------
                     Net loss                                        $        (318,412)       $     (942,450)
                                                                     ==================    ==================


6.       SUBSEQUENT EVENTS (UNAUDITED)

         Subsequent to year end, AGH Leasing and the Operating Partnership entered into 19 operating lease agreements for 19 hotels which were acquired by the Operating Partnership. The Operating Partnership has also entered in an agreement to acquire another hotel in the second quarter of 1998 which it intends to lease to AGH Leasing. The leases are substantially similar to the other Participating Lease agreements between AGH Leasing and the Operating Partnership.

         The pro forma information does not purport to represent what AGH Leasing's financial position or AGH Leasing's results of operations would have been if the acquisition of all Hotels had, in fact, occurred on such dates, or to project AGH Leasing's financial position or results of operations at any future date or for any future period.


                                              December 31, 1997     December 31, 1996
                                              ------------------    ------------------
    Room revenue                              $  252,513,441        $  221,451,484
    Total revenue                             $  348,417,878        $  310,406,682
    Percentage Lease expense                  $  120,128,336        $  103,506,853
    Net loss                                  $   (1,320,000)       $   (2,596,594)


Proposed Merger

         On March 15, 1998 the Company and CapStar Hotel Company ("CapStar") entered into a definitive agreement (the "Merger Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions and covenants, to merge as equals (the "Proposed Merger"). Accordingly, no assurance can be given that the Proposed Merger will be consummated. Pursuant to the Merger Agreement, CapStar will spin off (the "Spin-Off") in a taxable transaction, its hotel operations and management business to its current stockholders as a new C-Corporation to be called MeriStar Hotels & Resorts, Inc. ("MeriStar Resorts"). CapStar will subsequently merge with and into the Company, which will qualify as a reorganization

                               AGH LEASING, L.P.

under Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company will be renamed MeriStar Hospitality Corporation after the Proposed Merger. In a separate transaction, which will close immediately after the closing of the Proposed Merger, MeriStar Resorts will acquire AGH Leasing and AGHI which acquisition is a condition to closing the Proposed Merger. If the Proposed Merger is consummated, MeriStar Resorts will become the lessee and manager of all of the Current Hotels currently leased by by AGH Leasing and will have a right of first refusal to become the lessee of hotels acquired by the Company in the future except for the Prime Group II Acquisition hotels.

         The Merger Agreement defines the exchange ratios for both the Company's and CapStar's stockholders. CapStar stockholders will receive one share each of MeriStar Hospitality Corporation and MeriStar Resorts for each CapStar share owned. The Company's stockholders will receive 0.8475 shares of MeriStar Hospitality Corporation for each share of Common Stock owned. Both exchange ratios are fixed, with no adjustment mechanism.

         The Company expects the Proposed Merger to close in June 1998. The Proposed Merger will be submitted for approval at separate meetings of the stockholders of the Company and CapStar. Prior to such stockholder meetings, the Company will file a registration statement with the SEC registering under the Securities Act of 1933, as amended, the shares of MeriStar Hospitality Corporation to be issued in the Proposed Merger.