Form 10-Q
period 1998-03-31
AMERICAN GENERAL HOSPITALITY CORP
filed 1998-05-14
CIK 1012967

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934



For the Quarter Ended March 31, 1998            Commission File Number 1-11903



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.


                             X    Yes              No
                           -----            -----


     The number of shares of common stock, par value $0.01 per share of American General Hospitality Corporation outstanding on May 13, 1998 was 24,315,832.

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

                                                 INDEX
                                                                                                    PAGE
PART I     FINANCIAL INFORMATION
           Item 1      Financial Statements
           AMERICAN GENERAL HOSPITALITY CORPORATION
                Consolidated Balance Sheets - March 31, 1998 (unaudited) and December
                    31, 1997.....................................................................     3
                Consolidated Statements of Operations for the Three Months ended March
                    31, 1998 and 1997 (unaudited)................................................     4
                Consolidated Statement of Shareholders' Equity for the Three Months
                    Ended March 31, 1998 (unaudited).............................................     5
                Consolidated Statements of Cash Flows for the Three Months Ended March
                    31, 1998 and 1997 (unaudited)................................................     6
                Notes to Consolidated Financial Statements.......................................     8
                Pro Forma Consolidated Balance Sheet - March 31, 1998 (unaudited)................    14
                Pro Forma Consolidated Statement of Operations for the Three Months
                    Ended March 31, 1998 (unaudited).............................................    15
           AGH LEASING, L.P. ("AGH LEASING")
                Consolidated Balance Sheet - March 31, 1998 (unaudited) and December 31,
                    1997.........................................................................    16
                Consolidated Statements of Operations for the Three Months Ended March
                    31, 1998, and 1997 (unaudited)...............................................    17
                Consolidated Statement of Partners' Capital for the Three Months Ended
                    March 31, 1998 (unaudited)...................................................    18
                Consolidated Statement of Cash Flows for the Three Months Ended March
                    31, 1998 and 1997 (unaudited)................................................    19
                Notes to Consolidated Financial Statements.......................................    20
                Pro Forma Consolidated Statement of Operations for the Three Months
                    Ended March 31, 1998 (unaudited).............................................    23
           CLIFTON HOLDING CORP. ("PRIME LESSEE")
                Consolidated Balance Sheet - March 31, 1998 (unaudited)..........................    24
                Consolidated Statement of Operations for the period from January 8, 1998
                    (inception of operations) through March 31, 1998 (unaudited).................    25
                Consolidated Statement of Shareholders' Equity for the period from
                    January 8, 1998 (inception of operations) through March 31, 1998
                    (unaudited)..................................................................    26
                Consolidated Statement of Cash Flows for the period from January 8, 1998
                    (inception of operations) through   March 31, 1998 (unaudited)...............    27
                Notes to Consolidated Financial Statements.......................................    28
                Pro Forma Consolidated Statement of Operations for the Three Months
                    ended March 31, 1998 (unaudited).............................................    31
           Item 2      Management's Discussion and Analysis of Financial Condition and Results
                           of Operations.........................................................    32
PART II    OTHER INFORMATION
           Item 2      Changes in Securities and Use of Proceeds.................................    41
           Item 6      Exhibits and Reports on Form 8-K..........................................    42
SIGNATURE                                                                                            43


PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                                            MARCH 31, 1998
                                                                                              (UNAUDITED)         DECEMBER 31, 1997
                                                                                           ---------------        -----------------
                                       ASSETS
Investment in hotel properties
  Land and land improvements.........................................................      $    91,294,896        $     46,352,820
  Buildings and building improvements................................................          865,894,477             449,575,286
  Furniture, fixtures and equipment..................................................           91,557,219              38,218,668
  Construction in progress...........................................................           49,176,932              53,605,534
                                                                                           ---------------        ----------------
                                                                                             1,097,923,524             587,752,308
Less:  accumulated depreciation......................................................          (26,815,837)            (18,162,480)
                                                                                           ---------------        ----------------
Net investment in hotel properties...................................................        1,071,107,687             569,589,828
Cash and cash equivalents............................................................              972,619                 800,255
Restricted cash......................................................................            3,357,229                 765,048
Participating Lease receivable - Lessee..............................................           17,102,846               7,999,122
Investment in PSS I, Inc.............................................................            4,865,422
Mortgage note receivable - PSS I, Inc................................................           43,509,048
Deferred expenses, net...............................................................            5,154,896               4,037,825
Other assets.........................................................................            1,788,037               1,661,650
Note receivable - AGH Leasing L.P....................................................              220,136                 234,321
                                                                                           ---------------        ----------------
     Total assets....................................................................      $ 1,148,077,920        $    585,088,049
                                                                                           ===============        ================
 LIABILITIES AND SHAREHOLDERS' EQUITY
Debt.................................................................................      $    59,457,735        $     36,140,059
Debt, Credit Facilities..............................................................          442,112,177              41,312,177
Distributions payable................................................................           11,877,198               9,352,973
Accounts payable, trade, accrued expenses and other liabilities......................           18,912,038              11,676,685
Minority interest in Operating Partnership...........................................           85,104,033              43,356,608
                                                                                           ---------------        ----------------
     Total liabilities...............................................................          617,463,181             141,838,502
                                                                                            ---------------        ---------------
Commitments and contingencies (Note 5)
Shareholders' equity:
Common stock $0.01 par value per share, 100,000,000 shares authorized 24,315,832 and
 21,182,308 shares issued and outstanding at March 31, 1998 and December 31, 1997,
 respectively........................................................................              243,158                 211,823
Additional paid-in capital...........................................................          537,361,152             447,573,312
Unearned officers' compensation......................................................             (878,527)               (724,792)
Distributions in excess of accumulated earnings......................................           (6,111,044)             (3,810,796)
                                                                                           ---------------        ----------------
     Total shareholders' equity......................................................          530,614,739             443,249,547
                                                                                           ---------------        ----------------
     Total liabilities and shareholders' equity......................................      $ 1,148,077,920        $    585,088,049
                                                                                           ===============        ================

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)


                                                                                   MARCH 31, 1998                  MARCH 31, 1997
                                                                               ----------------------         ----------------------

Revenues

   Participating Lease revenue............................................         $    31,248,960                $     9,508,365
   Office building rental income                                                           817,693
   Interest income........................................................                 710,874                        394,713
                                                                                   ---------------                ---------------
          Total revenue...................................................              32,777,527                      9,903,078
                                                                                   ---------------                ---------------
Expenses
   Depreciation...........................................................               8,603,977                      1,931,390
   Amortization of deferred loan costs....................................                 342,078                        173,958
   Amortization of franchise fees.........................................                  44,036                         18,226
   Amortization of other deferred expenses................................                  56,139                          5,030
   Real estate and personal property taxes and property insurance.........               3,187,435                      1,250,117
   Office building operating expense......................................                 370,090
   General and administrative.............................................                 757,246                        502,391
   Ground lease expense...................................................                 626,745                        314,462
   Amortization of unearned officers' compensation........................                  52,988                         22,187
   Merger expenses........................................................               2,100,000
   Interest expense.......................................................               7,344,834                        942,000
                                                                                   ---------------                ---------------
          Total expenses..................................................              23,485,568                      5,159,761
                                                                                   ---------------                ---------------
Income before minority interest...........................................               9,291,959                      4,743,317

Minority interest                                                                        1,197,190                        689,836
                                                                                   ---------------                ---------------
Net income applicable to common stockholders..............................         $     8,094,769                $     4,053,481
                                                                                   ===============                ===============

Per common share data:
Net income per basic common share.........................................         $          0.35                $          0.34
                                                                                   ===============                ===============
Weighted average number of basic shares of Common Stock outstanding.......              22,807,034                     11,815,600
                                                                                   ===============                ===============

Net income per diluted share..............................................         $          0.35                $          0.34
                                                                                   ===============                ===============
Weighted average number of diluted shares of Common Stock outstanding.....              23,032,863                     11,916,503
                                                                                   ===============                ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)




                                                       COMMON STOCK         ADDITIONAL    UNEARNED     DISTRIBUTIONS
                                                                             PAID-IN      OFFICERS'    IN EXCESS OF       TOTAL
                                                                             CAPITAL     COMPENSATION    EARNINGS
                                                  ---------------------
                                                    SHARES      DOLLARS
                                                  ----------   --------   ------------   -----------   ------------   ------------
Balance at December 31, 1997....................  21,182,308   $211,823   $447,573,312   $(724,792)    $ (3,810,796)  $443,249,547

Distributions declared March 13, 1998
($0.4275 per share).............................                                                        (10,395,018)   (10,395,018)

Issuance of common shares.......................       7,500         75        206,648    (206,723)                             --

Issuance of common shares
for ABKB/LaSalle offering, net of expenses
and allocation to minority interest
($173,161)......................................     614,672      6,146     15,320,261                                  15,326,408

Allocation of minority interest from the                                     2,422,125                                   2,422,125
issuance of Prime Group I OP Units..............

Allocation of minority interest from the
issuance of O'Hare OP Units.....................                             6,299,909                                   6,299,909

Issuance of common shares for Unit Investment
Trust offerings, net of expenses and
allocation to minority interest ($740,770)......   2,511,352     25,114     65,538,897                                  65,564,010

Amortization of unearned officers'
compensation....................................                                            52,988                          52,988

Net income......................................                                                          8,094,770      8,094,770
                                                  ----------   --------   ------------   ---------     ------------   ------------
Balance at March 31, 1998.......................  24,315,832   $243,158   $537,361,152   $(878,527)    $ (6,111,044)  $530,614,739
                                                  ==========   ========   ============   =========     ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                                                      MARCH 31, 1998             MARCH 31, 1997
                                                                                  ---------------------      ---------------------
Cash flow from operating activities:
     Net income.............................................................             $   8,094,769               $  4,053,481
     Adjustment to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
         Depreciation.......................................................                 8,603,977                  1,931,390
         Amortization.......................................................                   495,241                    219,401
         Minority interest..................................................                 1,197,190                    689,836
     Changes in assets and liabilities:
         Restricted cash....................................................                (2,592,181)                    81,258
         Participating Lease receivable - AGH Leasing, L.P..................                (9,103,724)                  (421,382)
         Organization costs and franchise agreements........................                  (884,946)                    42,688
         Other assets.......................................................                  (126,386)                  (166,838)
         Accounts payable, trade, accrued expenses and other liabilities....                 7,235,353                  4,413,957
                                                                                        --------------              -------------

     Net cash flow provided by operating activities.........................                12,919,293                 10,843,791
                                                                                        --------------              -------------

Cash flow from investing activities:
     Purchase of hotel properties...........................................              (410,169,647)               (66,391,502)
     Improvements and additions to hotel properties.........................               (18,169,736)               (13,364,717)
     Investment in PSS I, Inc...............................................                (4,865,422)
     Mortgage note receivable - PSS I, Inc..................................               (43,509,048)
     Payments received from loan to AGH Leasing, L.P........................                    14,185                     12,851
                                                                                        --------------              -------------

         Net cash flow used in investing activities.........................              (476,699,668)               (79,743,368)
                                                                                        --------------              -------------

Cash flow from financing activities:
     Proceeds from borrowings...............................................               461,500,000                 18,500,000
     Net proceeds from public offerings.....................................                66,304,598                161,729,151
     Net proceeds from private placement - ABKB.............................                15,499,569
     Principle payments on borrowings.......................................               (69,373,455)               (76,133,138)
     Distributions paid - common stockholders...............................                (8,470,533)                (3,377,703)
     Distributions paid - OP Unit holders...................................                  (882,440)                  (773,026)
     Payments for deferred loan costs.......................................                  (625,000)                  (700,000)
                                                                                        --------------              -------------

         Net cash flow provided by financing activities.....................               463,952,739                 99,245,284
                                                                                        --------------              -------------

Net change in cash and cash equivalents.....................................                   172,364                 30,345,707

Cash and cash equivalents as of beginning of period.........................                   800,255                  3,888,281
                                                                                        --------------              -------------

Supplemental disclosure of cash flow information:
      Cash and cash equivalents as of end of period.........................             $     972,619               $ 34,233,988
                                                                                        ==============              =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................................             $   6,747,783               $  1,185,586
                                                                                        ==============              =============


  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

Supplemental disclosures of noncash investing activities:

     On February 28, 1997, the Company assumed $8,218,755 of mortgage indebtedness in connection with the acquisition of the Radisson Hotel Arlington Heights.

     On March 18, 1997, the Company assumed $9,510,654 of mortgage indebtedness in connection with the acquisition of the DoubleTree Guest Suites Hotel.

     On January 8, 1998, the Company assumed $4,928,286 of mortgage indebtedness in connection with the acquisition of the Ramada Plaza Shelton.

     On January 8, 1998, the Company assumed $5,306,545 of mortgage indebtedness in connection with the acquisition of the Crowne Plaza Portland.

     On February 3, 1998, the Company assumed $21,756,299 of mortgage indebtedness in connection with the acquisition of the Holiday Inn O'Hare International Airport.


Supplemental disclosure of noncash financing activities:

     On January 8, 1998, the Company privately issued 518,437 Class B units of limited partnership interest in American General Hospitality Operating Partnership, L.P. ("Class B OP Units"), as part of the purchase of the Prime Group I Acquisition Hotels. At the time of issuance, the Class B OP Units were valued at $26.697 per unit. On April 16, 1998, these Class B OP Units automatically converted into standard OP Units.

     On February 3, 1998, the Company privately issued 1,308,406 Class C OP Units as part of the purchase price of the Holiday Inn O'Hare International Hotel. At the time of issuance, the Class C OP Units were valued at $27.514 per unit. The Class C OP Units bear a preferred annual distribution rate of $1.89 per Class C OP Unit until such time the dividend distribution rate for the Class C OP Units shall equal the distribution rate on the Common Stock. In addition, the holders of the Class C OP Units are entitled to receive additional OP Units if the fair market value of the Common Stock (as reported on the New York Stock Exchange, Inc.) is not at least $30 per share on the anniversary date of the closing of the acquisition.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND INITIAL PUBLIC OFFERING

     American General Hospitality Corporation (the "Company") was incorporated and formed on April 12, 1996, as a Maryland corporation qualifying as a real estate investment trust ("REIT"). The Company commenced operations and completed an Initial Public Offering ("IPO") of 8,075,000 shares, after the exercise of the underwriters' over-allotment option, of its common stock on July 31, 1996. The offering price of all shares sold in the IPO was $17.75 per share, resulting in net proceeds of approximately $129.3 million after deducting IPO expenses.

     The Company contributed all of the net proceeds of the IPO to AGH GP, Inc. (the "General Partner"), and AGH LP, Inc. (the "Limited Partner"), which in turn contributed such proceeds to American General Hospitality Operating Partnership, L.P. (the "Operating Partnership"), in exchange for an approximate 81.3% aggregate equity interest in the Operating Partnership. At March 31, 1998, the General Partner, a wholly owned subsidiary of the Company, owns a 1.0% interest in the Operating Partnership and the Limited Partner, also a wholly owned subsidiary of the Company, owns an approximate 85.2% limited partnership interest in the Operating Partnership.

     At March 31, 1998, the Company owned 53 hotels in 21 states consisting of the 13 IPO Hotels and the hotels acquired in the periods indicated below (collectively the "Current Hotels").


                                                         Number of Hotels                      Aggregate
                Quarter Acquired                             Acquired                      Acquisition Price
----------------------------------------------       ----------------------           -------------------------
                                                                                         (dollars in millions)
1996
----
     4/th/ Quarter                                                2                              $ 49.0
                                                     ----------------------           -------------------------
1997
----
     1/st/ Quarter                                                5                              $ 84.1
     2/nd/ Quarter                                                6                              $193.8
     4/th/ Quarter                                                1                              $ 11.8
                                                     ----------------------           -------------------------

Total 1997 Acquisitions                                          12                              $289.7
                                                     ----------------------           -------------------------

1998
----
     1/st/ Quarter                                               26                              $542.0
                                                      ----------------------           -------------------------

Acquisitions since IPO through March 31, 1998
                                                                 40                              $880.7
                                                     ======================           =========================


     The Company has leased 45 of the Current Hotels to AGH Leasing, L.P. and its subsidiary, Twin Towers Leasing, L.P. ("Twin Towers," and together with AGH Leasing, L.P., "AGH Leasing") and eight of the Current Hotels to independent lessees that are affiliates of Prime Hospitality Corp. ("Prime"), a NYSE listed company (together, the "Prime Lessee" collectively with AGH Leasing, the "Lessee"), each pursuant to separate participating leases (the "Participating Leases"). The Participating Leases are designed to allow the Company to achieve substantial participation in any future growth of revenues generated at the Current Hotels. Each Participating Lease has a term of ten to twelve years from the inception of the lease, subject to earlier termination upon the occurrence of certain events. Under the Participating Leases, the Lessee is obligated to pay the Company the greater of fixed base rent ("Base Rent") or participating rent ("Participating Rent") based on a percentage of revenues at each of the Current Hotels.

     In addition, AGH Leasing has entered into separate management agreements with American General Hospitality, Inc. ("AGHI"), with respect to 44 of the Current Hotels, and Wyndham Hotel Corporation ("Wyndham"), with respect to one hotel, to manage the Current Hotels (the "Management Agreements"). AGH Leasing and AGHI are owned, in part, by certain executive officers of the Company. The Prime Lessee manages eight of the Current Hotels, which it leases from the Company. Neither the Company nor the members of its management own an interest in, or participate in the management of, the Prime Lessee.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the Lessee included in the Company's Form 10-K for the fiscal year ended December 31, 1997 ("the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by SEC. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All adjustments are of a normal and recurring nature.

2.   EARNINGS PER COMMON SHARE

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128), during the fourth quarter of 1997, as required. The new standard specifies the computation, presentation, and disclosure requirements for earnings per share. The following table presents the computation of basic and diluted earnings per common share as required by SFAS 128.


                                                                           Three Months                       Three Months
                                                                              Ended                              Ended
                                                                          March 31, 1998                     March 31, 1997
                                                                    -----------------------------     -----------------------------
BASIC EARNINGS PER SHARE COMPUTATION:

     Net income applicable to common stockholders                              $ 8,094,769                       $ 4,053,481
     Basic Earnings per Common Share                                           $      0.35                       $      0.34

     Weighted average number of basic shares of Common
         Stock outstanding                                                      22,807,034                        11,815,600

DILUTED EARNINGS PER SHARE COMPUTATION:

     Net income applicable to common stockholders                              $ 8,094,769                       $ 4,053,481
     Diluted Earnings per Common Share                                         $      0.35                       $      0.34

     Weighted average number of shares of common stock
         outstanding                                                            22,807,034                        11,815,600

     Common Stock equivalents - Stock Options                                      225,829                           100,903
                                                                    ----------------------           -----------------------
     Total weighted average number of diluted shares of Common
         Stock outstanding                                                      23,032,863                        11,916,503

                                                                    ======================           =======================

     The outstanding OP Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income.


3.   DISTRIBUTIONS PAYABLE

     On March 13, 1998, the Company declared a distribution of $0.4275 per share and OP Unit for the first quarter payable on April 30, 1998 to stockholders and OP Unitholders of record on April 15, 1998.

     On March 13, 1998, the Company declared a distribution of $0.2993 per share (a pro-rated dividend from February 3, 1998 through the end of the quarter) for the first quarter payable to the Class C OP Unitholders on April 30, 1998. The Class C OP Units bear a preferred annual distribution rate of $1.89 per Class C OP Unit until such time as the dividend distribution rate for the Class C OP Units shall equal the distribution rate on the Common Stock.


4.   DEBT OBLIGATIONS

     Mortgage debt outstanding at December 31, 1997 remained outstanding for the first quarter of 1998 with the exception of the mortgage indebtedness associated with the Radisson Hotel Arlington Heights which was repaid on February 28, 1998 with borrowings from the Company's Credit Facilities. The following debt was assumed in 1998 in connection with the Crowne Plaza Portland, the Ramada Plaza Shelton and the Holiday Inn O'Hare International Airport.

                                                                                             Balance
                                                                                         March 31, 1998
                                                                                    -----------------------
  First mortgage note payable in monthly installments including interest at the fixed rate of 8.75%;  maturing on February 1, 2011 at which time a balloon payment of approximately $6,120,000 will be due and payable; collateralized
   by the Holiday Inn Dallas DFW Airport South....................................         $ 13,622,049

  First mortgage note payable in monthly installments including interest at the fixed rate of 7.5%;  maturing on December 1, 2001 at which time a balloon payment of approximately $3,985,000 will be due and payable; collateralized
   by the Courtyard by Marriott Meadowlands.......................................            4,381,504

  Construction loan payable in monthly installments including interest at the fixed rate of 7.89%; maturing on January 1, 2001; collateralized by the
   Courtyard by Marriott Meadowlands..............................................              403,799

  First mortgage note payable in monthly installments at a fixed rate of 9.75%;
   maturing on July 1, 2002, at which time a balloon payment of approximately
   $8,200,000 will be due and payable; collateralized by the DoubleTree Guest
   Suites Atlanta.................................................................            9,312,061

  First mortgage note payable in monthly installments at a fixed rate of 10.5%;
   maturing in December 2004, at which time a balloon payment of approximately
   $4.1 million will be due and payable; collateralized by the Crowne Plaza
   Portland.......................................................................            5,277,645

  First mortgage note payable in monthly installments at a fixed rate of 10.5%;
   maturing in December 2004, at which time a balloon payment of approximately
   $3.9 million will be due and payable; collateralized by the Ramada Plaza
   Shelton........................................................................            4,901,446

  First mortgage note payable in monthly installments at a fixed rate of 9.0%;
   maturing on January 1, 2012; collateralized by the Holiday Inn O'Hare
   International Airport..........................................................           21,559,231
                                                                                     -----------------------

 Total mortgage indebtedness                                                               $ 59,457,735
                                                                                    =======================

5.   COMMITMENTS AND CONTINGENCIES

     On February 13, 1998 the Company replaced its $300 million secured line of credit with two new unsecured credit facilities in the aggregate principle amount of $600 million (collectively, the "New Credit Facilities"). The New Credit Facilities have a three-year term and bear interest based upon the 30-day, 60-day or 90-day LIBOR (5.6875%, 5.6875% and 5.7109% as of March 31, 1998)
at the option of the Company, plus an applicable margin for all or part of the Facilities (the "Margins"). The Margins, which are adjusted on a quarterly basis, range from 1.40% per annum to 2.0% per annum, based upon certain leverage ratios. As of March 31, 1998 the Margins were 1.875% per annum. The financial covenants contained in the New Credit Facilities require the Company to maintain a debt service coverage ratio of at least 2.0 to 1.0, and an interest coverage ratio of not less than 2.15 to 1.0 through December 31, 1998 and not less than
2.5 to 1.0 thereafter and to maintain a minimum net worth of $450 million plus 75% of the net proceeds from stock offerings and offerings of partnership interests in the Operating Partnership. In addition, the New Credit Facilities contain limits on total indebtedness based on a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) that adjust downward as of December 31, 1998. As a result of the adjustment of certain financial covenants that occur on December 31, 1998, the Company expects that it would be required to repay or refinance a portion of the New Credit Facilities by that time.

     The Company entered into an agreement for a license and an association membership from one of the sellers of the Days Inn Lake Buena Vista, which the Company immediately assigned to AGH Leasing. Commencing in January 1998, in connection with the license and the association membership, AGH Leasing is required to pay recurring association fees including a base monthly fee equal to 1.0% of the prior month's gross room revenues generated at the hotel, and an additional fee of 0.5% to 1.0% of gross monthly revenues if the trailing twelve month's gross room revenues at the hotel exceed a threshold of approximately $13 million, (subject to increase based on the percentage increase in the CPI). In addition, AGH Leasing is obligated to pay a recurring royalty for the Safari theme equal to an amount which ranges from 10% to 25% of net operating income in excess of $6 million (subject to adjustment if the Company invests more than $40 million in the hotel). AGH Leasing is also obligated to pay a marketing assistance fee equal to .25% of gross room revenues. The marketing and association fees are not expected to exceed 2.25% of gross room revenues for any twelve-month period. The association membership agreement terminates in October 2008; AGH Leasing is obligated to pay liquidated damages if the agreement is terminated earlier.

Participating Leases

     The Lessee has future lease commitments to the Company under the Participating Leases, which expire from July 2008 to February 2010. Minimum future base rents under these noncancellable Participating Leases at March 31, 1998 are as follows:


                                    Year                                                   Amount
-----------------------------------------------------------------------------     -----------------------

Remainder of 1998                                                                          $   67,962,124
1999........................................................................                   93,349,690
2000........................................................................                  100,758,305
2001........................................................................                  104,085,849
2002........................................................................                  107,355,323
2003 and thereafter.........................................................                  663,455,896
                                                                                  -----------------------

Minimum future base rents                                                                  $1,136,967,187
                                                                                  =======================

     Under the Participating Leases, the Company is obligated to pay the costs of real estate and personal property taxes, property insurance and maintaining underground utilities and structural elements of the Current Hotels. Additionally, the Company is required to establish annual minimum reserves equal to 4.0% of total revenue for each of the Hotels which will be utilized by the Lessee for the replacement and refurbishment of furniture, fixtures & equipment ("FF&E") and other capital expenditures to enhance the competitive position of the Current Hotels. At March 31, 1998 and 1997, actual capital expenditures were greater than the amount required to be reserved.

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


Ground Leases

     Eight of the Current Hotels are subject to ground leases with third parties with respect to the land underlying each such Hotel and the Westin Resort Key Largo has a ground lease related to the bay bottom area fronting the property. The ground leases are triple net leases which require the tenant to pay all expenses of owning and operating the hotel, including real estate taxes and structural maintenance and repair.

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

     The Wyndham Albuquerque Airport Hotel is subject to a ground lease with respect to approximately 10 acres. The ground lease terminates in December 2013 with two five-year options to renew. The lease requires a fixed rent payment equal to $19,180 per year, subject to annual CPI adjustment, and a percentage rent payment equal to 5.0% of gross room revenues, 3.0% of gross receipts from the sale of alcoholic beverages, 2.0% of gross receipts from the sale of food and non-alcoholic beverages and 1.0% of gross receipts from the sale of other merchandise or services. The lease also provides the landlord with the right, subject to certain conditions, to require the Company, at its expense, to construct 100 additional hotel rooms if the occupancy rate at the Hotel is 85.0% or more for 24 consecutive months and to approve any significant renovations scheduled at the Hotel. The occupancy rate at the Wyndham Albuquerque Airport Hotel for the three months ended March 31, 1998 and 1997, was 80.5% and 64.1%, respectively.

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

     The Sheraton Four Point Hotel Mt. Arlington is encumbered by a lease on the building and underlying land. The lease expires in August 1998 and has 99 one-year renewal options. Renewals will be automatic unless the lessor is notified in writing, at least 60 days before the end of the initial term or any renewal term, of the lessee's election not to renew. In the event the lessee notifies the lessor of its election not to renew the lease, the lessor shall have the option to convert the lease to a management agreement between the lessor, as owner, and the lessee as managing agent. Management fee payments would equal 5% of gross receipts from the operation of the hotel and would expire five years after its commencement. Minimum annual lease payments are based on i) an amount equal to the required monthly bond payments due from the lessor to the New Jersey Economic Development authority, ii) monthly installments due to the lessor payable annually, in the amount of 5% of gross room receipts in excess of $20,000 multiplied by the number of guest rooms, less applicable use and occupancy taxes.

     The Double Tree Resort Surfside Clearwater Beach is encumbered by a ground lease expiring in February 2079. Annual lease payments are based upon the greater of $283,970 base rent or a percentage rent equal to 3% of gross room revenues and 1% of gross receipts from the sale of food and beverage. The annual base rent shall be adjusted every 10 years to equal the average rental payments for the preceding 10-year period.

     The Courtyard by Marriott Disney Village is encumbered by a ground lease expiring on September 30, 2046. Annual lease payments are based upon the greater of a $500,000 base rent or a percentage rent equal to 8.5% of gross room revenues, 4% of gross receipts from the sale of food, 6% of gross receipts from the sale of beverages, 25% of gross receipts from subleases, concessionaires and rent of exhibition and meeting and conference facilities and 7% of gross receipts from all other sources, including sale of merchandise, service charges and vending machines. The annual base rent shall be adjusted every five years to the greater of the minimum annual rent during the prior five years or 75% of the average total rent paid during such five-year period.

     The Radisson Inn Rochester is encumbered by a ground lease expiring on December 31, 2021 with two 25-year renewal options. The lease requires minimum annual rent payments of $ 60,000 through 1999 and thereafter an annual rent of $60,000 plus a percentage rent payment equal to 1% of gross receipts in excess of minimum annual rent.

     Minimum future rental payments for the ground leases to be paid by Company at March 31, 1998 are as follows:

Year                                                                                       Amount
-----------------------------------------------------------------------------     -----------------------

Remainder of 1998............................................................                 $   890,394
1999.........................................................................                   1,187,191
2000.........................................................................                   1,187,191
2001.........................................................................                   1,187,191
2002.........................................................................                   1,224,691
2003 and thereafter..........................................................                  75,815,042
                                                                                  -----------------------
Minimum future rental payments                                                                $81,491,700
                                                                                  =======================

6.   SUBSEQUENT EVENTS

Proposed Merger

     On March 15, 1998 the Company and CapStar Hotel Company ("CapStar") entered into a definitive agreement (the "Merger Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions and covenants, to merge as equals (the "Proposed Merger"). Accordingly, no assurance can be given that the Proposed Merger will be consummated. Pursuant to the Merger Agreement, CapStar will spin off (the "Spin-Off") in a taxable transaction, its hotel operations and management business to its current stockholders as a new C-Corporation to be called MeriStar Hotels & Resorts, Inc. ("MeriStar Resorts"). CapStar will subsequently merge with and into the Company, in a reorganization, which will qualify under Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company will be renamed MeriStar Hospitality Corporation after the Proposed Merger. In a separate transaction, which will close immediately after the closing of the Proposed Merger, MeriStar Resorts will acquire AGH Leasing and AGHI which acquisition is a condition to closing the Proposed Merger. If the Proposed Merger is consummated, MeriStar Resorts will become the lessee and manager of all the Current Hotels currently leased by AGH Leasing and will have a right of first refusal to become the lessee of hotels acquired by the Company in the future except for the Prime Group II Acquisition (as defined below) hotels.

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

     The Company expects the Proposed Merger to close in July 1998. The Proposed Merger will be submitted for approval at separate meetings of the stockholders of the Company and CapStar. The Company filed a registration statement with the SEC registering under the Securities Act of 1933, as amended, the shares of MeriStar Hospitality Corporation to be issued in the Proposed Merger.

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


7.   PRO FORMA INFORMATION

     The following unaudited pro forma financial data for the three months ended March 31, 1998 are presented as if the IPO, the subsequent equity transactions since the IPO through March 31, 1998, the Pro Forma 1998 Offering and the acquisition of the Current Hotels and the Pending Acquisitions (together, the "Hotels") had occurred on January 1, 1998 and all Hotels had been leased to the Lessee pursuant to the Participating Leases since that date and do not include the effects of the Proposed Merger with CapStar.

     In management's opinion, all adjustments necessary to reflect the effects of the transactions previously described have been made. The pro forma information does not purport to present what actual results of operations would have been if the acquisitions of the Hotels and the consummation of the equity transactions since the IPO through March 31, 1998 and the Pro Forma 1998 Offering had occurred on such date or to project results for any future period.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                     PRO FORMA CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1998
                                  (UNAUDITED)


                                                                                  PENDING HOTEL
                                                                                ACQUISITIONS AND
                                                      COMPANY                    1998 PRO FORMA                    PRO FORMA
                                                     HISTORICAL                     OFFERING                     BALANCE SHEET
                                               -----------------------      ----------------------        -------------------------
                    ASSETS

Investment in hotel properties, net............         $1,071,107,687                $246,225,876                   $1,317,333,563
Cash and cash equivalents......................                972,619                                                      972,619
Restricted cash................................              3,357,229                                                    3,357,229
Participating Lease receivable  - Lessee.......             17,102,846                                                   17,102,846
Investment in PSS I, Inc.......................              4,865,422                                                    4,865,422
Mortgage note receivable - PSS I, Inc..........             43,509,048                                                   43,509,048
Deferred expenses, net.........................              5,154,896                                                    5,154,896
Other assets...................................              1,788,037                                                    1,788,037
Notes receivable - AGH Leasing L.P.............                220,136                                                      220,136
                                               -----------------------      ----------------------        -------------------------
     Total assets..............................         $1,148,077,920                $246,225,876                   $1,394,303,796
                                               =======================      ======================        =========================
LIABILITIES AND SHAREHOLDERS' EQUITY

Debt...........................................         $   59,457,735                                               $   59,457,735
Debt, Credit Facilities........................            442,112,177                $ 70,900,876                      513,013,053
Distributions payable..........................             11,877,198                                                   11,877,198
Accounts payable, trade, accrued
  expenses and other liabilities...............             18,912,038                                                   18,912,038
Minority interest in Operating Partnership.....             85,104,033                  (2,857,899)                      82,246,134
                                               -----------------------      ----------------------        -------------------------
     Total liabilities.........................            617,463,181                  68,042,977                      685,506,158
                                               -----------------------      ----------------------        -------------------------
Shareholders' Equity

Common stock...................................                243,158                      70,000                          313,158
Additional paid-in capital.....................            537,361,152                 178,112,899                      715,474,051
Unearned officers' compensation................               (878,527)                                                    (878,527)

Distributions in excess of earnings............             (6,111,044)                                                  (6,111,044)

                                               -----------------------      ----------------------        -------------------------
     Total shareholders' equity................            530,614,739                 178,182,899                      708,797,638
                                               -----------------------      ----------------------        -------------------------
     Total liabilities and shareholders'
       equity..................................         $1,148,077,920                $246,225,876                   $1,394,303,796
                                               =======================      ======================        =========================


  The accompanying notes are an integral part of these pro forma consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)


                                                                                                      PENDING HOTEL
                                                             HISTORICAL        ACQUIRED HOTELS     ACQUISITIONS AND
                                                         THREE MONTHS ENDED       PRO FORMA              1998            COMBINED
                                                           MARCH 31, 1998        ADJUSTMENTS      PRO FORMA OFFERING     PRO FORMA
                                                        -------------------    ---------------    ------------------     ---------
Revenues

   Participating Lease revenue......................        $31,248,960           $5,002,391           $7,581,144      $43,832,495
   Office building rental income....................            817,693                                                    817,693
   Interest income..................................            710,874              560,593                             1,271,467
                                                        -------------------    ---------------    ------------------   -----------
          Total revenue.............................         32,777,527            5,562,984            7,581,144       45,921,655
                                                        -------------------    ---------------    ------------------   -----------
Expenses
   Depreciation.....................................          8,603,977            1,162,791            2,289,313       12,056,081
   Amortization.....................................            442,253               16,347                               458,600
   Real estate and personal property
       taxes and property insurance.................          3,187,435              672,212              816,469        4,676,116
   Office building operating expense................            370,090                                                    370,090
   General and administrative.......................            757,246                                                    757,246
   Ground lease expense.............................            626,745              672,577            1,021,198        2,320,520
   Amortization of unearned
      officers' compensation........................             52,988                                                     52,988
   Merger expenses..................................          2,100,000                                                  2,100,000
   Interest expense.................................          7,344,834            2,732,968              544,705       10,622,507
                                                        -------------------    ---------------    ------------------   -----------
          Total expenses............................         23,485,568            5,256,895            4,671,685       33,414,148
                                                        -------------------    ---------------    ------------------   -----------

   Income before minority interest..................          9,291,959              306,089            2,909,459       12,507,507
   Minority interest................................          1,197,190                                                  1,385,131
                                                        -------------------                                            -----------
   Net income applicable to common stockholders.....        $ 8,094,769                                                $11,122,376
                                                        ===================                                            ===========
   Net income per basic common share................        $      0.35                                                $      0.36
                                                        ===================                                            ===========
   Weighted average number of basic shares of
    Common 2Stock outstanding.......................         22,807,034                                                 31,270,320
                                                        ===================                                            ===========
   Net income per diluted common share..............              $0.35                                                      $0.35
                                                        ===================                                            ===========
   Weighted average number of diluted shares of
    Common Stock outstanding........................         23,032,863                                                 31,496,149
                                                        ===================                                            ===========

  The accompanying notes are an integral part of these pro forma consolidated financial statements.

                               AGH LEASING, L.P.
                          CONSOLIDATED BALANCE SHEET
                     MARCH 31, 1998 AND DECEMBER 31, 1997


                                                                              MARCH 31, 1997             DECEMBER 31, 1997
                                                                                (UNAUDITED)
                                                                        ------------------------      ---------------------
                              ASSETS

Investments in hotel properties, at cost
   Furniture, fixtures and equipment................................                 $   315,000                $   315,000
   Less accumulated depreciation....................................                    (105,000)                   (89,250)
                                                                        ------------------------      ---------------------
Net investment in hotel properties..................................                     210,000                    225,750
Cash and cash equivalents...........................................                  24,644,714                  8,781,329
Accounts receivable, net of allowance for doubtful accounts of
   $80,987 and $73,915 as of March 31, 1998 and December 31,
   1997, respectively...............................................                  12,594,508                  6,247,083
Inventories.........................................................                   1,508,406                  1,007,296
Prepaid expenses....................................................                   1,165,999                  1,067,384
Deferred expenses...................................................                     148,859                    159,207
Other assets........................................................                     457,900                    283,997
                                                                        ------------------------      ---------------------
          Total assets..............................................                 $40,730,386                $17,772,046
                                                                        ========================      =====================

           LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, trade.............................................                 $ 5,309,072                $ 2,642,639
Participating Lease payable, American General Hospitality
   Operating Partnership, L.P.......................................                  17,371,456                  7,999,122
Note payable to American General Hospitality Operating..............                     220,136                    234,321
   Partnership, L.P.
Accrued expenses and other liabilities..............................                  13,227,644                  5,327,522
Deferred income.....................................................                   2,047,500                  2,100,000
Minority interest in Twin Towers Leasing, L.P.......................                   1,197,442                  1,197,442
                                                                        ------------------------      ---------------------
          Total liabilities.........................................                  39,373,250                 19,501,046
                                                                        ------------------------      ---------------------
Commitments and contingencies (Notes 1 and 2)
Partners' capital...................................................                     442,894                    442,894
Accumulated earnings (deficit)......................................                     914,242                 (2,171,894)
                                                                        ------------------------      ---------------------
          Total partners' capital (deficit).........................                   1,357,136                 (1,729,000)
                                                                        ------------------------      ---------------------
          Total liabilities and partners' capital...................                 $40,730,386                $17,772,046
                                                                        ========================      =====================

  The accompanying notes are an integral part of these consolidated financial statements.

                               AGH LEASING, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)



                                                                         THREE MONTHS               THREE MONTHS
                                                                            ENDED                       ENDED
                                                                        MARCH 31, 1998             MARCH 31, 1997
                                                                     --------------------       --------------------
Revenues
     Room revenue..................................................  $         58,224,156       $         19,465,968
     Food and beverage revenue.....................................            17,367,968                  5,197,244
     Other revenue.................................................             3,449,076                  1,305,853
                                                                     --------------------       --------------------
          Total revenue............................................            79,041,200                 25,969,065
                                                                     --------------------       --------------------
Expenses
     Property operating costs and expenses.........................            13,956,762                  5,340,286
     Food and beverage costs and expenses..........................            12,238,150                  4,239,312
     General and administrative....................................             6,315,376                  2,475,288
     Advertising and promotion.....................................             5,316,895                  1,820,589
     Repairs and maintenance.......................................             2,906,546                  1,032,093
     Utilities.....................................................             2,872,937                  1,147,891
     Management fees...............................................             1,759,353                     82,854
     Franchise costs...............................................             2,300,237                    676,148
     Depreciation..................................................                15,750                     15,750
     Amortization..................................................                10,348                     10,052
     Interest expense..............................................                 5,858                      7,192
     Other expense.................................................                91,628                     20,746
     Participating Lease expenses..................................            28,165,224                  9,508,365
                                                                     --------------------       --------------------
          Total expenses...........................................            75,955,064                 26,376,566
                                                                     --------------------       --------------------
          Net income (loss)........................................  $          3,086,136       $           (407,501)
                                                                     ====================       ====================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               AGH LEASING, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)



Balance at December 31, 1997................................   $(1,729,000)
Net income..................................................     3,086,136
                                                               -----------

Balance at March 31, 1998...................................   $ 1,357,136
                                                               ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               AGH LEASING, L.P.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                                         THREE MONTHS               THREE MONTHS
                                                                             ENDED                      ENDED
                                                                         MARCH 31, 1998            MARCH 31, 1997
                                                                     --------------------       --------------------
Cash flow from operating activities:
     Net income..................................................... $          3,086,136       $           (407,501)
     Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation................................................               15,750                     15,750
        Amortization................................................               10,348                     10,052
     Changes in assets and liabilities:
          Accounts receivable.......................................           (6,347,425)                (1,367,672)
          Inventories...............................................             (501,110)                  (146,066)
          Prepaid expenses..........................................              (98,615)                    44,250
          Other assets..............................................             (173,903)                  (113,119)
          Accounts payable, trade...................................            2,666,433                    420,001
          Participating Lease payable, American General
           Hospitality Operating Partnership, L.P...................            9,372,334                    419,460
          Accrued expenses and other liabilities....................            7,900,122                    (30,138)
          Deferred income...........................................              (52,500)                   420,001
                                                                     --------------------       --------------------
          Net cash  provided by operating activities................           15,877,570                   (734,982)
                                                                     --------------------       --------------------
Cash flow from financing activities:
     Principal payments on borrowings...............................              (14,185)                   (12,851)
                                                                     --------------------       --------------------
Net change in cash and cash equivalents.............................           15,863,385                   (747,833)
Cash and cash equivalents at beginning of period....................            8,781,329                  5,673,232
                                                                     --------------------       --------------------
Cash and cash equivalents at end of period..........................  $        24,644,714       $          4,925,399
                                                                     ====================       ====================
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest.......................  $             5,858       $              7,192
                                                                     ====================       ====================


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               AGH LEASING, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     AGH Leasing, L.P. is a Delaware limited partnership which was formed on May 29, 1996, and commenced operations on July 31, 1996. AGH Leasing is owned in part by certain executive officers of American General Hospitality Corporation (the "Company") and American General Hospitality, Inc. ("AGHI"). AGH Leasing, L.P. leases 44 of the 53 Hotels (the "AGH Leasing Hotels") owned by American General Hospitality Operating Partnership, L.P. (the "Operating Partnership") at March 31, 1998, pursuant to operating leases ("Participating Leases") which provide for rent based on the revenues of the AGH Leasing Hotels.

     Twin Towers Leasing, L.P. ("Twin Towers Leasing" and, together with AGH Leasing, L.P., "AGH Leasing") leases the Radisson Twin Towers Orlando, pursuant to a Participating Lease which is substantially similar in form to the other Participating Leases. Twin Towers Leasing is a Florida limited partnership which was formed on June 1, 1997, and commenced operations on June 25, 1997. AGH Leasing is the 51% sole general partner of Twin Towers Leasing. The remaining 49% is owned by Regent Carolina Corporation ("Regent"), an affiliate of the selling entity. Based on the partnership agreement, Regent is allocated 100% of any losses generated by Twin Towers Leasing up to their capital contribution of $3 million. The operations of Twin Towers Leasing are consolidated with the operations of AGH Leasing for financial statement purposes.

     The consolidated financial statements of AGH Leasing include the results of operations of the AGH Leasing Hotels leased from the Operating Partnership due to AGH Leasing' control over the operations of the AGH Leasing Hotels during the 12-year term of the Participating Leases. AGH Leasing has complete discretion in establishing room rates and all rates for hotel goods and services.
Likewise, all operating expenses of the AGH Leasing are under the control of AGH Leasing. AGH Leasing has the right to manage or to enter into management contracts with other parties to manage the AGH Leasing Hotels. If AGH Leasing elects to enter into management contracts with parties other than AGHI, AGH Leasing must obtain prior written consent of the Operating Partnership, which consent may not be unreasonably withheld. AGH Leasing has entered into management agreements pursuant to which 44 of the AGH Leasing Hotels are managed by AGHI and the remaining AGH Leasing Hotel is managed by Wyndham Hotel Corporation.

     AGH Leasing's results of operations are seasonal. The aggregate room revenues in the first, second and third quarters of each fiscal year may be higher than room revenues in the first quarter and fourth quarter of each fiscal year. Consequently, AGH Leasing may have net income on some quarters and may have net losses in other quarters of the same year.

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

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should read in conjunction with the financial statements and notes thereto of the Company and AGH Leasing included in the Company's Form 10-K for the fiscal year ended December 31, 1997 (the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by the SEC. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All adjustments are of a normal and recurring nature.

2.   COMMITMENTS AND CONTINGENCIES

     Franchise costs represent the annual expense for franchise royalties and reservation services under the terms of hotel franchise agreements, which expire from 1998 to 2013. Franchise costs are based upon varying percentages of gross room revenue ranging from 1.0% to 5.0%. These fees are paid by the Lessee. No franchise costs were incurred for the Hotel Maison de Ville or the Lodge at Seaport - Mystic.

     Forty-four of the AGH Leasing Hotels are managed by AGHI on behalf of AGH Leasing. AGH Leasing pays AGHI a base management fee of 1.5% of total revenue and an incentive fee of up to 2.0% of total revenue. The incentive fee, if applicable, is equal to 0.025% of annual total revenue for each 0.1% increase in annual total revenue over the total revenues for the preceding twelve-month period up to the maximum incentive fee.

     The remaining AGH Leasing Hotel, the Wyndham Garden Hotel Marietta, is managed by Wyndham Hotel Corporation ("WHC") on behalf of AGH Leasing. AGH Leasing pays WHC a base management fee equal to 1.5% of gross revenues at the Hotel plus an incentive management fee of up to 1.5% of gross revenues. The incentive fee, if applicable, will be earned if gross revenues exceed certain year over year thresholds.

     Each Hotel, except the Lodge at Seaport Mystic and the Hotel Maison de Ville, is required to remit varying percentages of gross room revenue ranging from 1.0% to 5.0% to the various franchisors for sales and advertising expenses incurred to promote the hotel at the national level. Additional sales and advertising costs are incurred at the local property level. These fees are paid by AGH Leasing.

     The Company entered into an agreement for a license and an association membership from one of the sellers of the Wyndham Safari Lake Buena Vista, which the Company immediately assigned to AGH Leasing. Commencing January 1998, in connection with the license and the association membership, AGH Leasing is required to pay recurring association fees including a base monthly fee equal to 1.0% of the prior month's gross room revenues generated at the Hotel, and an additional fee of 0.5% to 1.0% of gross monthly revenues if the trailing twelve month's gross room revenues at the Hotel exceed a threshold of approximately $13 million (subject to increase based on the percentage increase in the CPI). In addition, AGH Leasing is obligated to pay a recurring royalty for the royal safari theme equal to an amount which ranges from 10% to 25% of net operating income in excess of $6 million (subject to adjustment if the Operating Partnership invests more than $40 million in the hotel). AGH Leasing is also obligated to pay a marketing assistance fee equal to .25% of gross room revenues. The marketing and association fees are not expected to exceed 2.25% of gross room revenues for any twelve-month period. The association membership agreement terminates in October 2008; AGH Leasing is obligated to pay liquidated damages if the agreement is terminated earlier.

     AGH Leasing has future lease commitments to the Company under the Participating Leases, which have various expiration dates between July 2008 to February 2010. The Participating Lease expenses are based on percentages of room revenues, food and beverage revenues, telephone and other revenues. The departmental revenue thresholds in the Participating Leases are seasonally adjusted for interim periods and the Participating Lease formulas are adjusted effective January 1, 1997, by a percentage equal to the percentage increase in the CPI, plus .75% as compared to the prior year. Additionally, several of the Hotels will have further adjustments to the Participating Lease formulas due to the significant renovations expected to be completed in those Hotels. Minimum future rental expense (i.e., base rents) under these noncancellable Participating Leases is as follows:

                                             Year                                            Amount
                        ----------------------------------------------                -------------------
                        Remainder of 1998...........................................  $        60,281,213
                        1999........................................................           82,847,593
                        2000........................................................           89,987,995
                        2001........................................................           93,054,855
                        2002........................................................           96,057,229
                        2003 and thereafter.........................................          593,633,673
                                                                                      -------------------

                        Minimum future base rents                                     $     1,015,862,558
                                                                                      ===================

3.   SUBSEQUENT EVENTS (UNAUDITED)

Proposed Merger

     On March 15, 1998 the Company and CapStar Hotel Company ("CapStar") entered into a definitive agreement (the "Merger Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions and covenants, to merge as equals (the "Proposed Merger"). Accordingly, no assurance can be given that the Proposed Merger will be consummated. Pursuant to the Merger Agreement, CapStar will spin off (the "Spin-Off") in a taxable transaction, its hotel operations and management business to its current stockholders as a new C-Corporation to be called

MeriStar Hotels & Resorts, Inc. ("MeriStar Resorts"). CapStar will subsequently merge with and into the Company, in a reorganization which will qualify under
Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company will be renamed MeriStar Hospitality Corporation after the Proposed Merger. In a separate transaction, which will close immediately after the closing of the Proposed Merger, MeriStar Resorts will acquire AGH Leasing and AGHI which acquisition is a condition to closing the Proposed Merger. If the Proposed Merger is consummated, MeriStar will become the lessee and manager of all of the Current Hotels currently leased by AGH Leasing and will have a right of first refusal to become the lessee of hotels acquired by the Company in the future except for the Primary Group II Acquisition hotels.

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

     The Company expects the Proposed Merger to close in July 1998. The Proposed Merger will be submitted for approval at separate meetings of the stockholders of the stockholders of the Company and CapStar. The Company filed a registration statement with the SEC registering under the Securities Act of 1933, as amended, the shares of MeriStar Hospitality Corporation to be issued in the Proposed Merger.


4.   PRO FORMA INFORMATION

     The Operating Partnership has entered in an agreement to acquire another hotel in the second quarter of 1998 which it intends to lease to AGH Leasing. The lease is substantially similar to the other Participating Lease agreements between AGH Leasing and the Operating Partnership.

     The pro forma information does not purport to represent what AGH Leasing's financial position or AGH Leasing's results of operations would have been if the acquisitions of all the AGH Leasing Hotels had, in fact, occurred on such dates, or to project AGH Leasing's financial position or results of operations at any future date or for any future period and does not include the effects of the Proposed Merger with CapStar.

                               AGH LEASING, L.P.
                PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)



                                                                                      PRO FORMA                      COMBINED
                                                         HISTORICAL                  ADJUSTMENTS                    PRO FORMA
                                                   ---------------------       ----------------------       ------------------------
Revenues
     Room revenue.................................      $     58,224,156             $     10,591,753             $      68,815,909
     Food and beverage revenue....................            17,367,968                    3,125,341                     20,493,309

     Other revenue................................             3,449,076                      842,742                      4,291,818
                                                   ---------------------       ----------------------       ------------------------

          Total revenue...........................            79,041,200                   14,559,836                     93,601,036
                                                   ---------------------       ----------------------       ------------------------

Expenses
     Property operating cost and expenses.........            13,956,762                    3,075,825                     17,032,587

     Food and beverage costs and expenses.........            12,238,150                    2,693,214                     14,931,364

     General and administrative...................             6,315,376                    1,533,365                      7,848,741

     Advertising and promotion....................             5,316,895                    1,037,290                      6,354,185

     Repairs and maintenance......................             2,906,546                      736,973                      3,643,519

     Utilities....................................             2,872,937                      703,521                      3,576,458

     Management fees..............................             1,759,353                      311,020                      2,070,373

     Franchise costs..............................             2,300,237                      409,716                      2,709,953

     Depreciation.................................                15,750                                                      15,750

     Amortization.................................                10,348                                                      10,348

     Interest expense.............................                 5,858                                                       5,858

     Other expense................................                91,628                       19,500                        111,128

     Participating Lease expenses.................            28,165,224                    5,358,506                     33,523,730
                                                   ---------------------       ----------------------       ------------------------

          Total expenses..........................            75,955,064                   15,878,930                     91,833,994
                                                   ---------------------       ----------------------       ------------------------


Net income (loss).................................      $      3,086,136             $    (1,319,094)             $        1,767,042
                                                   =====================       ======================       ========================



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             CLIFTON HOLDING CORP.
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1998
                                  (UNAUDITED)


                                 ASSETS

Cash and cash equivalents.............................................  $          1,394,613
Investment in marketable securities...................................             3,423,111
Accounts receivable, net..............................................             2,200,470
Prepaid expenses......................................................             1,284,313
Inventories...........................................................               722,949
Other assets..........................................................                23,695
                                                                        --------------------

   Total assets.......................................................  $          9,049,151
                                                                        ====================

                         LIABILITIES AND EQUITY

Accounts payable, trade...............................................  $            954,305
Accrued expenses and other liabilities................................             2,542,551
                                                                        --------------------

   Total liabilities..................................................             3,496,856
                                                                        --------------------

Commitments and contingencies (Note 2)................................

Capital...............................................................             5,529,101
Retained earnings.....................................................                23,194
                                                                        --------------------

   Total equity.......................................................             5,552,295
                                                                        --------------------

   Total liabilities and equity.......................................  $          9,049,151
                                                                        ====================


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             CLIFTON HOLDING CORP.
                     CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE PERIOD FROM JANUARY 8, 1998 (INCEPTION OF OPERATIONS)
                            THROUGH MARCH 31, 1998
                                  (UNAUDITED)



Revenues
    Room revenue........................................................ $          7,604,805
    Food and beverage revenue...........................................            2,971,362
    Other revenue.......................................................              353,323
    Interest income.....................................................               23,111
                                                                         --------------------

        Total revenue...................................................           10,952,601
                                                                         --------------------

Expenses
    Property operating costs and expenses...............................            1,953,015
    Food and beverage costs and expenses................................            2,240,277
    General and administrative..........................................              629,551
    Advertising and promotion...........................................              941,879
    Repairs and maintenance.............................................              480,625
    Utilities...........................................................              568,653
    Other expense.......................................................                  394
    Participating Lease expense.........................................            4,115,013
                                                                         --------------------

        Total expenses..................................................           10,929,407
                                                                         --------------------

        Net income...................................................... $             23,194
                                                                         ====================



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             CLIFTON HOLDING CORP.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
         FOR THE PERIOD FROM JANUARY 8, 1998 (INCEPTION OF OPERATIONS)
                            THROUGH MARCH 31, 1998
                                  (UNAUDITED)



Initial Contributions, January 8, 1998.....................................................  $       5,529,101
    Net income.............................................................................             23,194

                                                                                             -----------------

Balance, March 31, 1998....................................................................  $       5,552,295
                                                                                             =================



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             CLIFTON HOLDING CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE PERIOD FROM JANUARY 8, 1998 (INCEPTION OF OPERATIONS)
                             THROUGH MARCH 31, 1998
                                  (UNAUDITED)


Cash flow from operating activities:
   Net income........................................................................................ $         23,194
   Adjustments to reconcile net income to net cash provided by operating activities:
   Changes in assets and liabilities:
      Accounts receivable............................................................................       (2,200,470)
      Prepaid expense................................................................................       (1,284,313)
      Inventories....................................................................................         (722,949)
      Other assets...................................................................................          (23,695)
      Accounts payable...............................................................................          954,305
      Accrued expenses and other liabilities.........................................................        2,427,835
                                                                                                      ----------------
            Net cash provided by operating activities................................................         (711,377)
                                                                                                      ----------------

Cash flows from investing activities:
   Investment in marketable securities...............................................................       (3,423,111)
                                                                                                      ----------------

            Net cash used in investing activities....................................................       (3,423,111)
                                                                                                      ----------------

Cash flows from financing activities:
   Capital contributions.............................................................................        5,529,101
                                                                                                      ----------------

            Net cash provided by financing activities................................................        5,529,101
                                                                                                      ----------------

Net change in cash and cash equivalents..............................................................        1,394,613
Cash and cash equivalents at beginning of period.....................................................                0
                                                                                                      ----------------

Cash and cash equivalents at end of period........................................................... $      1,394,613
                                                                                                      ================


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             CLIFTON HOLDING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION

     On January 8, 1998 American General Hospitality Operating Partnership, L.P. (the "Operating Partnership"), a subsidiary of American General Hospitality Corporation (the "Company"), together with two of its subsidiaries, Mt. Arlington L.L.C and Portland/Shelton L.L.C acquired a 100% ownership interest in eight hotels ("Prime Group I") from Prime Hospitality Corporation ("Prime").
The hotels are leased to Clifton Holding Corp., an independent lessee (the "Prime Lessee"), that is affiliated with Prime Hospitality Corporation, under separate Participating Leases which provide for rent based on the revenues of the hotels. The Participating Leases entered into with the Prime Lessee are for a term of 10 years from the inception of the lease and provide for rent equal to the greater of base rent or participating rent. The leases prohibit the Operating Partnership from selling the hotels for a period of three years.

     Eleven additional hotels ("Prime Group II") will be acquired from Prime between September 30, 1998 and March 31, 1999 at the option of the Company. The Prime Group I and Prime Group II Hotels (collectively, the "Prime Hotels") consist of the following:

        PROPERTY NAME                                        LOCATION                        NO. OF ROOMS
        -------------                                        --------                        ------------
        Prime Group I :
        St. Tropez Suites Las Vegas                          Las Vegas, Nevada                        149
        Crowne Plaza Suites Las Vegas                        Las Vegas, Nevada                        201
        Ramada Inn Mahwah                                    Mahwah, New Jersey                       128
        Sheraton Crossroads Hotel Mahwah                     Mahwah, New Jersey                       225
        Ramada Plaza Meriden                                 Meriden, Connecticut                     150
        Sheraton Four Points Hotel Mt. Arlington             Mt. Arlington, New Jersey                124
        Crowne Plaza Portland                                Portland, Oregon                         161
        Ramada Plaza Shelton                                 Shelton, Connecticut                     155
                                                                                             ------------
                                                                                                    1,293
                                                                                             ------------
        Prime Group II :
        Ramada Inn Armonk                                    Armonk, New York                         140
        Ramada Inn Danbury                                   Danbury, Connecticut                     181
        Ramada Inn Elmsford                                  Elmsford, New York                       101
        Radisson Hotel and Suites Fairfield                  Fairfield, New Jersey                    204
        Ramada Inn Fairfield                                 Fairfield, New Jersey                    176
        Crowne Plaza Hotel Hasbrouck Heights                 Hasbrouck Heights, New Jersey            355
        Holiday Inn Jamesburg                                Jamesburg, New Jersey                    150
        Holiday Inn Princeton                                Princeton, New Jersey                    240
        Sheraton Hotel Saratoga Springs                      Saratoga Springs, New York               240
        Radisson Suites Secaucus                             Secaucus, New Jersey                     151
        Radisson Hotel Trevose                               Trevose, Pennsylvania                    272
                                                                                             ------------
                                                                                                    2,210
                                                                                             ------------
        Total Prime Hotels                                                                          3,503
                                                                                             ============

     The consolidated financial statements of the Prime Lessee include the results of operations of the hotels leased from the Operating Partnership due to the Prime Lessee's control over the operations of the hotels during the ten-year term of the Participating Leases. The Prime Lessee has complete discretion in establishing room rates and all rates for hotel goods and services. Likewise, all operating expenses of the hotels are under the control of the Prime Lessee. The Prime Lessee has the right to manage or enter into management contracts with other parties to manage the hotels. If the Prime Lessee elects to enter into management contracts with other parties, the Prime Lessee must obtain prior written consent of the Operating Partnership, which consent may not be unreasonably withheld.

     The Prime Lessee's results of operations are seasonal. The aggregate room revenues in the second and third quarters of each fiscal year may be higher than room revenues in the first and fourth quarter of each fiscal year. Consequently the Prime Lessee may have net income in some quarters and may have net losses in other quarters of the same year.

     These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the financial statements and notes thereto of the Company included in the Company's Form 10-K for the fiscal year ended December 31, 1997 (the "10-K"). The notes to the financial statements present interim disclosures required by the SEC. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All adjustments are of a normal and recurring nature.


2.   COMMITMENTS AND CONTINGENCIES

     The Prime Lessee is required to maintain a minimum net worth of $3.4 million through the end of 1998, and thereafter an amount equal to 17.5% of the aggregate rent paid to the Company in the prior year. Such net worth must be maintained in the form of cash, marketable securities and/or letter(s) of credit or any combination thereof. Moreover, Prime is contractually obligated to wholly own the Prime Lessee during the term of the Participating Leases.

     The Prime Group I Hotels pay franchise costs that represent the annual expense for franchise royalties and reservation services under the terms of hotel franchise agreements. Franchise fees range from 1.5% to 5% of gross room revenue. The Prime Group I Hotels are also required to remit 1% to 4.5% of gross room revenue to franchisors for sales and advertising expenses incurred to promote the hotels at the national level. Additional sales and advertising costs are incurred at the local property level. These fees are paid by the Prime Lessee.

Participating Leases

     The Prime Lessee has future lease commitments to the Company under the Participating Leases which expire in 2008. The Participating Lease expenses are based on percentages of room revenues, food and beverage revenues and telephone and other revenues. The departmental thresholds are increased annually by a percentage equal to the percentage increase in the Consumer Price Index.
Certain of the Participating Leases with the Prime Lessee contain provisions for an additional 0.75% increase to the Participating Rent departmental revenue thresholds compared to the prior year. The monthly departmental thresholds and the monthly base rent are set based on each hotel's annual budget, which reflects seasonal variations in the hotel's revenues. Minimum future rental expense (i.e. base rents) under these noncancellable Participating Leases is as follows:

                                   Year                                   Amount
                --------------------------------------------       -----------------------
                Remainder of 1998...........................          $        10,624,627
                1999........................................                   14,544,799
                2000........................................                   14,934,293
                2001........................................                   15,319,897
                2002........................................                   15,715,664
                2003 and thereafter.........................                   97,122,806
                                                                      -------------------

                Minimum future base rents                             $       168,262,086
                                                                      ===================

3.   SUBSEQUENT EVENTS

     The Company intends to purchase the Prime Group II Acquisition hotels between September 30, 1998 and March 31, 1999, at its option. The financial statements do not reflect any of the transactions in connection with the proposed Prime Group II Acquisition by the Company.

     On March 15, 1998 the Company and CapStar Hotel Company ("CapStar") entered into a definitive agreement (the "Merger Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions and covenants, to merge as equals (the "Proposed Merger"). Accordingly, no assurance can be given that the Proposed Merger will be consummated. Pursuant to the Merger Agreement, CapStar will spin off (the "Spin-Off") in a taxable transaction, its hotel operations and management business to its current stockholders as a new C-Corporation to be called MeriStar Hotels & Resorts, Inc. ("MeriStar Resorts"). CapStar will subsequently merge with and into the Company, in a reorganization which will qualify under Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company will be renamed MeriStar Hospitality Corporation after the Proposed Merger. In a separate transaction, which will close immediately after the closing of the Proposed Merger, MeriStar Resorts will acquire AGH Leasing, L.P. (an affiliate) and American General Hospitality, Inc. for $95 million, which is payable through the issuance of $10 million of units of limited partnership interests of a subsidiary owned by MeriStar Resorts and $85 million in cash. This acquisition is a condition to closing the Proposed Merger.

     The Merger Agreement defines the exchange ratios for both the Company and CapStar's stockholders. CapStar stockholders will receive one share each of MeriStar Hospitality Corporation and MeriStar Resorts for each CapStar share owned. The Company's stockholders will receive 0.8475 shares of MeriStar Hospitality Corporation for each share of Common Stock owned. Both exchange ratios are fixed, with no adjustment mechanism.

     The Company expects the Proposed Merger to close in July 1998. The Proposed Merger will be submitted for approval at separate meetings of the stockholders of the Company and CapStar. The Company filed a registration statement with the SEC registering under the Securities Act of 1933, as amended, the shares of MeriStar Hospitality Corporation to be issued in the Proposed Merger.


4.   PRO FORMA INFORMATION

     The following unaudited pro forma consolidated statement of operations for the three months ended March 31, 1998 is presented as if the Company had completed the acquisitions of the Group I Acquisition hotels and the Group II Acquisition hotels (the "19 Prime Hotels") and the hotels had been leased to the Prime Lessee pursuant to the Participating Leases as of January 1, 1997. Such pro forma information is based in part upon the Consolidated Statement of Operations of the Prime Lessee included elsewhere in this Quarterly Report on Form 10-Q. Such information should be read in conjunction with the financial statements listed in the Index on page 2.

     In management's opinion, all material adjustments necessary to reflect the effect of the transactions previously described have been made. The pro forma information does not purport to present what the actual results of operations would have been assuming such transactions had been completed on such date or to project results for any future period.

                             CLIFTON HOLDING CORP.
                PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)


                                                 HISTORICAL
                                                  MARCH 31,              PRO FORMA
                                                    1998                ADJUSTMENTS             PRO FORMA
                                              -----------------      -----------------      ----------------
     Revenues
         Room revenue.........................$       7,604,805      $      12,072,195      $     19,677,000
         Food and beverage revenue............        2,971,362              5,736,796             8,708,158
         Other revenue........................          353,323                520,209               873,532
         Interest income......................           23,111                                       23,111
                                              -----------------      -----------------      ----------------
         Total revenue........................       10,952,601             18,329,200            29,281,801
                                              -----------------      -----------------      ----------------

    Expenses
         Property operating costs and
          expenses............................        1,953,015              3,209,671             5,162,686
         Food and beverage costs and
          expenses............................        2,240,277              4,529,185             6,769,462
         General and administrative...........          629,551              1,263,536             1,893,087
         Advertising and promotion............          941,879              1,394,256             2,336,135
         Repairs and maintenance..............          480,625                765,933             1,246,558
         Utilities............................          568,653                949,046             1,517,699
         Other expense........................              394                333,364               333,758
         Participating Lease expense..........        4,115,013              7,570,162            11,685,175
                                              -----------------      -----------------      ----------------

                  Total expenses..............       10,929,407             20,015,153            30,944,560
                                              -----------------      -----------------      ----------------

                  Net income (loss)...........$          23,194      $      (1,685,953)     $     (1,662,759)
                                              =================      =================      ================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

          The following should be read in conjunction with the Company's consolidated financial statements included elsewhere in this report. Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under the Private Securities Reform Act of 1995 and by the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend", "estimate" and other expressions which are predictions of or indicate future events and trends, and which do not relate to historical matters, identify forward-looking statements. Although the Company believes that such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.

          The Company was incorporated and formed on April 12, 1996, as a Maryland corporation. The Company is a self-administered real estate investment trust (a "REIT") that owns a geographically diverse portfolio of primarily full-service hotels. As of March 31, 1998 the Company owned 53 hotels located in 21 states containing an aggregate of approximately 12,600 guest rooms (the "Current Hotels"). Substantially all of the Current Hotels are operated under licensing or franchising agreements with national hotel brands including, but not limited to, Crowne Plaza, Hilton, Wyndham, Marriott, Holiday Inn Select, Radisson, Westin, DoubleTree Guest Suites, Sheraton, Holiday Inn and Hampton Inn. On July 31, 1996, the Company commenced operations and completed an Initial Public Offering ("IPO") of an aggregate of approximately 8,075,000 shares of its Common Stock. Concurrently with the closing of the IPO, the Operating Partnership acquired directly or indirectly the equity interests in the 13 Initial Hotels for an aggregate of 1,896,996 units of limited partnership interest in the Operating Partnership ("OP Units") and approximately $91.0 million in cash.

          Since the IPO, the Company has acquired 40 additional hotels. The following table provides certain information regarding the Current Hotels:




                                                                                                               Aggregate
                                                           Number of Hotels            Number of              Acquisition
                                                               Acquired               Guestrooms                 Price
                                                           -----------------      ------------------      --------------------
        1996                                                                                              (dollars in millions)
        ----
        Initial Hotels...................................                13                   3,012                   $  183.5
        4/th/ Quarter....................................                 2                     694                       49.0

        1997
        ----
        1/st/ Quarter....................................                 5                     927                       84.1
        2/nd/ Quarter....................................                 6                   2,030                      193.8
        3/rd/ Quarter....................................                 0                       0                        0.0
        4/th/ Quarter....................................                 1                     146                       11.8

        1998
        ----
        1/st/ Quarter....................................                26                   5,696                      542.0

        Additional guestrooms constructed by the Company
         at its Current Hotels...........................
                                                                                                 94
                                                           -----------------      ------------------      --------------------
        Total............................................                53                  12,599                   $1,064.2
                                                           =================      ==================      ====================


          In addition, as of March 31, 1998, the Company has entered into contracts to purchase 13 additional hotels containing an aggregate of approximately 2,560 guestrooms for purchases prices totaling approximately $241 million (the "Proposed Acquisition Hotels", together with the Current Hotels, the "Hotels"). If all of the Proposed Acquisition Hotels are acquired, the Company will have invested approximately $783 million since December 31, 1997 in hotel acquisitions and will own 66 hotels containing more the 15,150 guestrooms, an approximate 120% increase in the Company's hotel portfolio since December 31, 1997 based upon the number of guestrooms.

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

RESULTS OF OPERATIONS

Actual Comparison for the Three Months Ended March 31, 1998 and 1997

     In the first three months of 1998 and the comparable period of 1997, the Company's Participating Lease revenues increased from $9,508,365 to $31,248,960 as a result of the additional property acquisitions and the internal growth generated from the Company's renovation/repositioning programs at its hotels, as well as improving market conditions in certain markets in which the Company owns hotels. Interest income increased from $394,713 to $710,874 reflecting the interest income earned from the Company's mortgage loans to PSS I, Inc., a preferred stock subsidiary, which owns four properties which are slated for sale. The Company acquired several hotels in the Florida resort markets which has caused a shift in the seasonality of the portfolio's results. The portfolio's operations are now generally stronger in the first and second quarters which operations were previously stronger in the second and third quarters.

     The Company's expenses increased from $5,159,761 to $23,485,568 which reflects the additional expenses associated with the Company's growth, its additional hotels and the related increases to the Company's Credit Facilities and increase in the outstanding balance on the Company's Credit Facilities. The expenses for the three months ended March 31, 1998 also include $2,100,000 in merger related expenses associated with the Proposed Merger between the Company and CapStar Hotel Company. Merger related costs will continue to be expensed pending the consummation of the Proposed Merger.

     Income before merger costs increased $6,648,642 from $4,743,317 to $11,391,959 resulting in an increase in income per basic common share before merger costs to $0.44 from $0.34 and an increase in income per diluted common share before merger costs to $0.43 from $0.34. After considering merger costs, net income increased $4,041,288 for an increase in net income per basic common share to $0.35 from $0.34 and an increase in net income per diluted common share to $0.35 from $0.34.

Pro Forma for the Three Months Ended March 31, 1998

     On a pro forma basis, the Company's Participating Lease revenue would have been $43.8 reflecting the Company's operations as if all of the Company's Hotels had been owned and leased to the Lessee from the beginning of the quarter. Interest income reported would have been $1.3 million reflecting the interest income which would have been generated from the Company's mortgage loans to PSS I, Inc. The resulting total Company revenue would have been $45.9 million.

     Expenses for the Company, on a pro forma basis, would have been $33.4 million which reflects the increase in depreciation expense, real estate and personal property taxes and insurance, ground lease expense and interest expense as if all properties, including the Group II Prime Acquisition hotels, had been acquired on January 1, 1998.

     Income before merger costs would have been $13.0 million or $0.37 per basic and diluted common share. Net income after merger costs would have been $11.1 million or $0.32 per basic common share and $0.31 per diluted common share.

Funds from Operations

     Funds From Operations consists of net income applicable to common stockholders (computed in accordance with generally accepted accounting principles) excluding gains (losses) from debt restructuring and sales of property (including furniture and equipment) plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. The Company considers Funds From Operations to be an appropriate measure of the performance of an equity REIT. Funds From

Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Although Funds From Operations has been calculated in accordance with the NAREIT definition, Funds From Operations as presented may not be comparable to other similarly titled measures used by other REIT's. Funds From Operations does not reflect cash expenditures for capital improvements or principal amortization of indebtedness on the Hotels.

     Actual Funds from Operations before deducting the costs associated with the proposed merger between the Company and CapStar for the three months ended March 31, 1998 and 1997, calculated using the NAREIT definition of Funds from Operations, was $17,419,631 and $5,754,461, respectively, which is the sum of net income applicable to common stockholders and the Company's share of depreciation. On a diluted per share basis, Funds From Operations before merger costs for the same periods were $0.76 and $0.48, respectively. Funds from Operations after merger related expenses for the three months ended March 31, 1998 and 1997, was $15,590,198 or $0.68 per diluted share and $5,754,461 or
$0.48 per diluted share, respectively.

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

     The following is a reconciliation of pro forma net income applicable to common stockholders to pro forma Funds from Operations and illustrates the difference in the two measures of operating performance:


                                                                                         March 31, 1998
                                                                       ------------------------------------------------
                                                                      Before Merger Costs             After Merger Costs
                                                                 ---------------------------     ---------------------------

Pro forma net income applicable to common stockholders.........
                                                                      $           12,989,814           $          11,122,376
Depreciation (Company's share).................................                   10,720,943                      10,720,943
                                                                 ---------------------------     ---------------------------
Funds from Operations..........................................       $           23,710,757           $          21,843,319
                                                                 ===========================     ===========================

Weighted average number of basic shares of Common Stock
 outstanding...................................................                   31,270,320                      31,270,320

Weighted average number of diluted shares of Common Stock
 outstanding...................................................                   31,496,149                      31,496,149



THE LESSEE

     The Lessee refers to the combined operations of AGH Leasing, L.P., its subsidiary Twin Towers Leasing, L.P. (together "AGH Leasing") and independent lessees that are affiliates of Prime Hospitality Corp. ("Prime"), a NYSE listed company (together, the "Prime Lessee" collectively with AGH Leasing, the "Lessee"). The Company leases 45 of the Current Hotels to AGH Leasing and eight of the Current Hotels to the Prime Lessee each pursuant to separate Participating Leases.

All Current Hotels

                                                      First Quarter
              ----------------------------------------------------------------------------------------------------

           1998 REVPAR vs.           Occupancy               Occupancy                  ADR                     ADR
               1997                    1998                  vs. 1997                  1998                   vs. 1997
        ---------------------     ----------------      ------------------      -------------------     -------------------
               + 9.0 %                 70.6 %                 + 1.3 %                  $95.97                 + 7.6 %


     In total, the 53 hotels owned at the end of the first quarter produced revenue per available room (REVPAR) for the first quarter of $67.73, an increase of 9.0%. The REVPAR growth the Company has been successful in achieving is comprised of improvement in both occupancy and average daily rate (ADR). ADR rose 7.6% to $95.97 for the three months, while occupancy increased to 70.6% in the first quarter from 69.7% in last year?s first quarter. These results were achieved in light of the fact that 10 of the Company?s hotels were in some stage of repositioning. If the impact of the 10 hotels under repositioning was removed, the stabilized portfolio achieved a 10.9% increase in REVPAR to $68.27, a 2.5% increase in occupancy to 71.8% and an 8.1% increase in ADR. The Current Hotels' operations reflect the successful implementation of the Company's repositioning strategies at certain of the Current Hotels, as well as, general improvements in market conditions in certain markets in which the Company owns hotels.

Current Hotels Under Renovation

                                                      First Quarter
              ----------------------------------------------------------------------------------------------------

           1998 REVPAR vs.           Occupancy               Occupancy                  ADR                     ADR
               1997                    1998                  vs. 1997                  1998                   vs. 1997
        ---------------------     ----------------      ------------------      -------------------     -------------------
             + 1.3 %                    65.3 %                 (4.1) %                 $100.24                  + 5.7 %

     The 10 Current Hotels which were in some stage of repositioning during the quarter still produced a 1.3% increase in REVPAR despite rooms out of service and the related renovation disruption. The growth in REVPAR during renovation/repositioning is a direct result of the Company?s ability to strategically time the renovation process during periods of lower demand in order to minimize the impact on operations. The 10 hotels were able to increase ADR by 5.7% in spite of a 4.1% decrease in occupancy.

     Certain of the Current Hotels are performing below the Company's expectations and below last year's performance due to increases in market supply of hotel rooms, disruptions in operations due to renovations and capital improvements and a slower than expected improvements in operations created by the renovations and rebranding process. Hotels which have completed the renovation process are generally reflecting marked improvements in operations. The Company expects these trends to continue for the remainder of the current year and into the following year.


AGH LEASING

     AGH Leasing refers to the consolidated operations of AGH Leasing, L.P. and Twin Towers Leasing. Twin Towers Leasing commenced operations on June 25, 1997, with the acquisition of the Radisson Twin Towers Hotel in Orlando, Florida.
Twin Towers Leasing is owned 51% by AGH Leasing, L.P., which is the sole general partner, and 49% by Regent Carolina Corporation, which is an affiliate of the selling entity of the Radisson Twin Towers Orlando and the sole limited partner. Regent Carolina Corporation is allocated 100% of the losses of Twin Towers Leasing up to their original capital contribution of $3 million.

Actual for the Three Months Ended March 31, 1998 and 1997

     Total revenues increased 204% from $26.0 million for the three months ended March 31, 1997 to $79.0 million for the same period of 1998. The increase is attributable to the hotels acquired by the Company and leased to AGH Leasing and the improvement in hotel operations as result of improving market conditions and the effects of the Company's renovation/repositioning programs. The increases in Participating Lease expense, property operating costs and other hotel expenses in the first three months of 1998 compared to the same period of 1997 relate primarily to the increased number of hotels operated by AGH Leasing. AGH Leasing had a net income of $3,086,136 for the three months ended March 31, 1998 and a net loss of $407,501 for the three months ended March 31, 1997. The Company acquired and leased to AGH Leasing several hotels in the Florida resort markets which has caused a shift in the seasonality of the portfolio's results. The portfolio's operations are now generally stronger in the first and second quarters while operations were previously stronger in the second and third quarters.

13 IPO Hotels

                                                      First Quarter
              ----------------------------------------------------------------------------------------------------

           1998 REVPAR vs.           Occupancy               Occupancy                  ADR                     ADR
               1997                    1998                  vs. 1997                  1998                   vs. 1997
        ---------------------     ----------------      ------------------      -------------------     -------------------


             + 24.6 %                  71.6 %                 + 11.2 %                 $90.89                + 12.1 %

     The 13 hotels acquired at the time of the Company?s IPO posted operating results which substantially exceeded industry averages and reflected the fact that many of the hotels were undergoing extensive renovation in the first quarter of 1997 and were experiencing the attendant operating disruptions. REVPAR increased 24.6% to $65.04; occupancy increased 11.2% to 71.6%; and ADR increased 12.1% to $90.89. Ten of the 13 initial hotels have benefited from the Company?s brand, product and operational repositioning strategies that have received approximately $45 million of capital investments.


Potomac Partners Portfolio


                                                      First Quarter
              ----------------------------------------------------------------------------------------------------

           1998 REVPAR vs.           Occupancy               Occupancy                  ADR                     ADR
               1997                    1998                  vs. 1997                  1998                   vs. 1997
        ---------------------     ----------------      ------------------      -------------------     -------------------
             + 10.9 %                  57.9 %                 + 4.6 %                  $84.50                + 6.0 %

     The 4 Potomac hotels, purchased January 22, 1998, also produced strong results for the quarter. REVPAR increased to $48.93, a 10.9% increase quarter over quarter. Occupancy increased 4.6% to 57.9% and ADR increased 6.0% to $84.50. The strong performance was led by the Holiday Inn Annapolis, which posted a REVPAR increase of 21.6%.


Holiday Inn O'Hare International


                                                      First Quarter
              ----------------------------------------------------------------------------------------------------

           1998 REVPAR vs.           Occupancy               Occupancy                  ADR                     ADR
               1997                    1998                  vs. 1997                  1998                   vs. 1997
        ---------------------     ----------------      ------------------      -------------------     -------------------
              + 6.9 %                   73.3 %                 (5.4) %                 $100.27               + 13.0 %

     The Holiday Inn O'Hare International Airport hotel, acquired February 3, 1998, is a 507-room hotel and convention facility in Rosemont, IL. This property posted a 6.9% increase in REVPAR to $73.48, a 13.0% increase in ADR to $100.27, and a decrease in occupancy of 5.4% to 73.3%. The company plans to invest approximately $7 million to renovate the existing guest rooms and approximately $19 million for the addition of 253 guest rooms.

FSA Portfolio

                                                      First Quarter
              ----------------------------------------------------------------------------------------------------

           1998 REVPAR vs.           Occupancy               Occupancy                  ADR                     ADR
               1997                    1998                  vs. 1997                  1998                   vs. 1997
        ---------------------     ----------------      ------------------      -------------------     -------------------
              + 9.3 %                   77.0 %                + 3.2 %                  $95.79                  + 5.8 %

     The 13 FSA hotels, acquired on February 13, 1998, generated a 9.3% increase in REVPAR to $73.73 in spite of weather-related issues affecting the performance of the seven FSA Florida properties. ADR increased 5.8% to $95.79, and occupancy increased 3.2% to 77.0%. The FSA hotels provide the company with hotels in several excellent markets with high barriers to entry. The company plans to invest approximately $33 million to further upgrade and reposition the hotels.

Florida

                                                      First Quarter
              ----------------------------------------------------------------------------------------------------

           1998 REVPAR vs.           Occupancy               Occupancy                  ADR                     ADR
               1997                    1998                  vs. 1997                  1998                   vs. 1997
        ---------------------     ----------------      ------------------      -------------------     -------------------



              + 4.8 %                   76.3 %                 (3.7) %                 $104.21                 + 8.8 %

     In spite of the fact that Florida experienced its second wettest February since 1895 interspersed with several tornadoes throughout the state, the 11 properties the company owns in Florida were able to produce a 4.8% increase in REVPAR for the quarter. While the Clearwater Beach, Ft. Lauderdale and Tampa area hotels produced favorable REVPAR results, the Key Largo market experienced large declines in REVPAR for the quarter as a result of significant rainfall and a tornado touchdown creating national news. The news story coupled with the heavy rains resulted in cancelled and postponed reservations in the Key Largo hotels. As a result, the Westin Resort Key Largo and the Howard Johnson Resort Key Largo posted a 12.3% and a 16.4% decline in REVPAR, respectively.


Pro Forma Operations for the Three Months Ended March 31, 1998

     Total revenues for the three months ended March 31, 1998 for the pro forma period would have been $93.6 million. Participating Lease expense, property operating costs and other hotel expenses would have been $91.8 million resulting in a pro forma net income for the period of $1.8 million.

     The following table sets forth pro forma financial information for AGH Leasing, as a percentage of revenue, for the three months ended March 31, 1998:

                                                                                             March 31, 1998
                                                                                   --------------------------------
        Room revenue............................................................                 73.5  %
        Food and beverage revenue...............................................                 21.9
        Other revenue...........................................................                  4.6
                                                                                   --------------------------------
             Total revenue......................................................                100.0
                                                                                   --------------------------------
        Hotel operating expenses................................................                 62.1
        Other corporate expenses................................................                  0.2
        Participating Lease expense.............................................                 35.8
                                                                                   --------------------------------
             Net income.........................................................                  1.9  %
                                                                                   ================================

PRIME LESSEE

     The Prime Lessee leases eight of the Current Hotels from the Company pursuant to ten year lease agreements. The Prime Lessee is required to maintain a minimum net worth of $3.4 million through the end of 1998, and thereafter an amount equal to 17.5% of the aggregate rent paid to the Company in the prior year. Such net worth must be maintained in the form of cash, marketable securities and/or letter(s) of credit or any combination thereof. Moreover, Prime, which owns the Prime Lessee, is contractually obligated to wholly own the Prime Lessee during the term of the Participating Leases. Neither the Company nor members of its management own an interest in, or participate in the management of, the Prime Lessee.

Actual for the period from January 8, 1998 (inception of operations) through March 31, 1998

     Total revenues were $10,952,601for the period from January 8, 1998 through March 31, 1998. Participating Lease expense, property operating costs and other hotel expenses in this same time period were $10,814,691 resulting in a net income of $137,910.

Prime Hospitality Portfolio

                                                      First Quarter
              ----------------------------------------------------------------------------------------------------

           1998 REVPAR vs.           Occupancy               Occupancy                   ADR                    ADR
               1997                    1998                  vs. 1997                   1998                  vs. 1997
        ---------------------     ----------------      ------------------      -------------------     -------------------
              (0.6) %                   68.0 %                 (3.3) %                 $101.53                + 2.8 %

     The 8 Prime hotels, acquired on January 8, 1998, represent the Company?s first unaffiliated lessee relationship. The eight hotels in this portfolio did not achieve the operating results that were anticipated with REVPAR declining 0.6% quarter over quarter, primarily due to the two Las Vegas hotels; the Crowne Plaza Las Vegas and the St. Tropez Suites Las Vegas. If the two Las Vegas hotels were excluded from the operating results of the Prime Portfolio, REVPAR would reflect an increase of 7.9%, ADR would have increased by 8.2% and occupancy would have decreased slightly by 0.2%. Large additions to hotel room supply have occurred and are continuing in the Las Vegas market and management anticipates that the Company's two properties there will continue to be impacted by the additional competitive pressure.


Pro Forma Operations for the Three Months Ended March 31, 1998

     Total revenues for the three months ended March 31, 1998 for the pro forma period would have been $28.7 million. Participating Lease expense, property operating costs and other hotel expenses would have been $30.5 million resulting in a net loss for the pro forma period of $1.8 million.

     The following table sets forth pro forma financial information for the Prime Lessee, as a percentage of revenue, for the three months ended March 31, 1998:

                                                                                             March 31, 1998
                                                                                   --------------------------------
        Room revenue.............................................................                67.1   %
        Food and beverage revenue................................................                29.8
        Other revenue............................................................                 3.1
                                                                                   --------------------------------
             Total revenue.......................................................               100.0
                                                                                   --------------------------------
        Hotel operating expenses.................................................                64.8
        Other corporate expenses.................................................                 1.2
        Participating Lease expense..............................................                40.4
                                                                                   --------------------------------
             Net loss............................................................                (6.4)  %
                                                                                   ================================

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash to meet its cash requirements, including distributions to stockholders, is its share of the Operating Partnership's cash flow from the Participating Leases. For the three months ended March 31, 1998, cash flow provided by operating activities, consisting primarily of Participating Lease revenue, was $12,919,293 and Funds from Operations (as previously defined) was $17,419,631. The Lessee's ability to make rent payments under the Participating Leases and the Company's liquidity, including its ability to make distributions to stockholders, are substantially dependent on the ability of the Lessee, AGHI and other operators and managers to generate sufficient cash flow from the operation of the Current Hotels. AGH Leasing's obligations under the Participating Leases are collateralized by the pledge of 275,000 OP Units by the partners of AGH Leasing and the remaining capital of $1.2 million contributed by the 49% limited partner of Twin Towers Leasing and the Prime Lessee's obligations are collateralized by a minimum of $3.4 million in net worth through the end of 1998 and an amount equal to 17.5% of the aggregate rent paid to the Company for the prior year thereafter.

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

     At March 31, 1998, the Company had $972,619 in cash and cash equivalents and $442.1 million outstanding under the New Credit Facilities. The New Credit Facilities have a three-year term and bear interest based upon the 30-day, 60-day or 90-day LIBOR (5.6875%, 5.6875% and 5.7109% as of March 31, 1998) at the
option of the Company, plus an applicable margin for all or part of the Facilities (the "Margins"). The Margins, which are adjusted on a quarterly basis, range from a minimum of 1.40% per annum to a maximum of 2% per annum, based upon certain leverage ratios. As of March 31, 1998 the Margins were 1.875% per annum. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the New Credit Facilities, reduce the available credit under the New Credit Facilities, and could reduce the amount of Cash Available for Distribution.

     During the first quarter of 1998, the Company acquired the 26 hotels (the "1998 Acquisition Hotels") for an aggregate purchase price of approximately $542 million. The 1998 Acquisition Hotels were funded with borrowings under the Credit Facility and New Credit Facilities, the assumption of mortgage indebtedness and the issuance of OP Units. As of March 31, 1998 the amount outstanding on the New Credit Facilities was $442.1 million.

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

     Cash and cash equivalents as of March 31, 1998, were $972,619. Restricted cash of $3,357,229 includes escrow deposits on the Holiday Inn Select Dallas DFW Airport South, the Courtyard by Marriott Secaucus, the DoubleTree Guest Suites Atlanta, the Ramada Plaza Shelton, the Crowne Plaza Portland and the Holiday Inn O'Hare International Airport as required by their loan agreements. Cash flow from operating activities of the Company was $12,919,293 for three months ended March 31, 1998, which primarily represents the collection of rents under the Participating Leases, less the Company's operating expenses for the period, adjusted for changes in other working capital components. Cash flow used in investing activities during that period in the amount of $476,699,668 reflects the purchase of and improvements made to the Current Hotels, as well as, the investment in and mortgage loan advances to PSS I, Inc. Cash flows from financing activities of $463,952,739 during this period were primarily related to the receipt of offering proceeds from the Unit Investment Trusts, the ABKB placement and borrowings on the Credit Facilities, net of principal payments on borrowings and payments for deferred loan costs. The Company also paid dividends of $9,352,973 on Common Stock and OP Units outstanding.

     To provide for additional financing flexibility, the Company has registered up to an aggregate of $500 million in Common Stock and warrants to purchase Common Stock pursuant to a shelf registration (the "Shelf Registration") filed on August 6, 1997, and declared effective by the SEC on August 28, 1997. Under the terms of the registration, the Company may decide the amount of securities to sell from time to time. Any proceeds from such a sale would be for various purposes, which may include, without limitation, the repayment of outstanding indebtedness, the acquisition of additional hotels, the improvement and/or expansion of one or more of its hotel properties or for working capital purposes. As of March 31, 1998, the Company had approximately $295 million remaining on its Shelf Registration.

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

     On January 8, 1998, the Company privately issued 518,437 Class B OP Units as part of the purchase price of the Prime Group I Acquisition Hotels. At the time of issuance, the Class B OP Units were valued at $26.697 per unit. On April 16, 1998, the Class B OP Units automatically converted into standard OP Units.

     On January 15, 1998, in accordance with the ABKB/LaSalle Agreements, the Company privately sold the balance of 118,972 shares of its Common Stock to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership at a negotiated price of $25.216 generating net proceeds of approximately $3.0 million which were contributed to the Operating Partnership. With the January 15 transaction, all shares of Common Stock which were to be issued pursuant to the ABKB/LaSalle Agreements, had been issued.

     On February 3, 1998, the Company privately issued 1,308,406 Class C OP Units as part of the purchase price of the Holiday Inn O'Hare International Hotel. At the time of issuance, the Class C OP Units were valued at $27.514 per unit. The Class C OP Units bear a preferred annual distribution rate of $1.89 per Class C OP Unit until such time the dividend distribution rate for the Class C OP Units shall equal the distribution rate on the Common Stock. In addition, the holders of the Class C OP Units are entitled to receive additional OP Units if the fair market value of the Common Stock (as reported on the New York Stock Exchange, Inc.) is not at least $30 per share on the anniversary date of the closing of the acquisition.

     On February 18, 1998, the Company sold 1,052,650 shares of Common Stock at $28.25 per share through a public offering generating net proceeds of approximately $28.3 million, which were contributed to the Operating Partnership and used to repay indebtedness borrowed under the New Credit Facilities.

     On February 23, 1998, the Company sold 1,095,890 shares of Common Stock at $27.375 per share through a public offering generating net proceeds of approximately $28.5 million, which were contributed to the Operating partnership and used to repay indebtedness borrowed under the New Credit Facilities.

     On February 27, 1998, the Company sold 362,812 shares of Common Stock at $27.5625 per share through a public offering generating net proceeds of approximately $9.5 million, which were contributed to the Operating Partnership and used to repay indebtedness under the New Credit Facilities.

     On March 15, 1998, the Company and CapStar Hotel Company ("CapStar") entered into a definitive agreement (the "Merger Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions and covenants, to merge as equals (the "Proposed Merger"). Accordingly, no assurance can be given that the Proposed Merger will be consummated. Pursuant to the Merger Agreement, CapStar will spin off (the "Spin-Off") in a taxable transaction, its hotel operations and management business to its current stockholders as a new C-Corporation to be called MeriStar Hotels & Resorts, Inc. ("MeriStar Resorts"). CapStar will subsequently merge with and into the Company, in a reorganization which will qualify under Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company will be renamed MeriStar Hospitality Corporation if the Proposed Merger is consummated. In a separate transaction, which will close immediately after the closing of the Proposed Merger, MeriStar Resorts will acquire AGH Leasing and AGHI, which
acquisition is a condition to closing the Proposed Merger.   If the Proposed
Merger is consummated, MeriStar Resorts will become the lessee and manager of all of the Current Hotels currently leased by AGH Leasing and will have a right of first refusal to become the lessee of hotels acquired by the Company in the future except for the Prime Group II Acquisition hotels.

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

     The Company expects the Proposed Merger to close in July 1998. The Proposed Merger will be submitted for approval at separate meetings of the stockholders of the Company and CapStar. The Company filed a registration statement with the SEC registering under the Securities Act of 1933, as amended, the shares of MeriStar Hospitality Corporation to be issued in the Proposed Merger.

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

          The Company has budgeted $240.8 million to fund capital improvements and renovations at the Hotels. As of March 31, 1998, the Company had invested approximately $87.2 million on capital improvements and renovations and has budgeted to invest the remaining $153.6 million on the Current Hotels in 1998, 1999 and 2000. In certain circumstances such capital improvements are being completed in connection with franchisor requirements.

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


RISKS RELATING TO YEAR 2000 ISSUE

          Many existing computer programs were designed and developed without considering the impact of the upcoming change in the century. The problem exists when a computer program uses only two digits to identify a year in the date field. Extensive problems can result to a company's business, requiring substantial resources to remedy. The Company is assessing the impact of the Year 2000 issue and is developing an implementation plan to resolve the issue during 1999. The Company has not yet determined the total cost of the modifications to its systems, but management expects to have all systems appropriately modified before any material processing malfunctions could occur. However, there can be no assurance that the "Year 2000" problem will be properly or timely resolved, which could have a material adverse effect on the Company's results of operations and, in turn, cash available for distribution.



ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Since January 1, 1998, each of the Company's private issuance of shares of Common Stock and the Operating Partnership's private issuance of OP Units has been in reliance on an exemption from registration under Section 4(2) of the Act in the amounts and for the consideration set forth below.

          On January 2, 1998, in accordance with the ABKB/LaSalle Agreements, the Company privately sold an additional 495,700 shares of Common Stock to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership at a negotiated price of $25.216 generating net proceeds of approximately $12.5 million.

          On January 8, 1998, the Company privately issued 518,437 Class B OP Units as part of the purchase price of the Prime Group I Acquisition Hotels. At the time of issuance, the Class B OP Units were valued at $26.697 per unit. On April 16, 1998 the Class B OP Units automatically converted into standard OP Units.

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

          On February 3, 1998, the Company privately issued 1,308,406 Class C
OP as part of the purchase price of the Holiday Inn O'Hare International Hotel. At the time of issuance, the Class C OP Units were valued at $27.514 per unit. The Class C OP Units bear a preferred annual distribution rate of $1.89 per Class C OP Unit until such time as the dividend distribution rate for the Class C OP Units shall equal the distribution rate on the Common Stock. In addition, the holders of the Class C OP Units are entitled to receive additional OP Units if the fair market value of the Common Stock (as reported on the NYSE) is not trading for at least $30 per share on the anniversary date of the closing of the acquisition.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       27.1 Financial Data Schedule

(b)       Reports on Form 8-K

          The Company filed a current report on Form 8-K, dated January 8, 1998, reporting that the Company had completed the Prime Group I Acquisition. The aggregate purchase price of the Prime Group I Acquisition was approximately $138.4 million and was paid as follows: (i) approximately $114.4 million in cash, (ii) approximately $13.8 million through the issuance of OP Units and
(iii) the assumption of approximately $10.2 million in mortgage indebtedness.

          The Company filed a current report on Form 8-K, dated February 12, 1998, reporting that the Company had issued 1,052,650 shares of its Common Stock in an underwritten public offering generating net proceeds of $28.3 million.

          The Company filed a current report on Form 8-K, dated February 18, 1998, reporting that the Company had issued 1,095,890 shares of its Common Stock in an underwritten public offering generating net proceeds of $28.4 million.

          The Company filed a current report on Form 8-K, dated February 24, 1998, reporting that the Company had issued 362,812 shares of its Common Stock in an underwritten public offering generating net proceeds of approximately $9.5 million.

          The Company filed a current report on Form 8-K, dated February 13, 1998, reporting that the Company had completed the FSA Portfolio Acquisition. The aggregate purchase price of the FSA Portfolio Acquisition was approximately $267 million which was paid entirely in cash. The Company also reported that it had replaced its $300 million credit facility with the $600 million Credit Facilities.

          The Company filed a current report on Form 8-K, dated March 15, 1998, reporting that the Company had signed the Merger Agreement.

                                   SIGNATURE

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated:  May 14, 1998


                             AMERICAN GENERAL HOSPITALITY CORPORATION



                                    By:   /s/ Kenneth E. Barr
                                       ----------------------
                                    Kenneth E. Barr
                                    Executive Vice President
                                    Secretary and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)