Form 10-K/A
period 1997-12-31
AMERICAN GENERAL HOSPITALITY CORP
filed 1998-05-22
CIK 1012967

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K/A

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

 THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK AT MARCH 27, 1998 HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $648,928,767.


 THE NUMBER OF SHARES OF COMMON STOCK OF AMERICAN GENERAL HOSPITALITY CORPORATION OUTSTANDING ON MAY 22, 1998 WAS 24,315,832.

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

                                  SIGNATURES

                     CAUTIONARY STATEMENT FOR PURPOSES OF
                        THE "SAFE HARBOR" PROVISIONS OF
             THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


     WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K/A THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K/A PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "RISK FACTORS" AS SET FORTH IN THE PROSPECTUS SUPPLEMENTS TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 (FILE NO.333-33007) AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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
                                         ==========        ==============          =====================


     During the first quarter of 1998 (through March 27), the Company has acquired interests in 26 additional hotels (the "1998 Acquisition Hotels", together with the December 31 Hotels, the "Current Hotels") with purchase prices aggregating approximately $542 million and an aggregate of 5,696 guestrooms, bringing the Company's total portfolio to 53 hotels with an aggregate of approximately 12,600 guestrooms at March 27, 1998. In addition, the Company has entered into contracts to purchase 13 additional hotels containing approximately 2,560 guestrooms for purchases prices aggregating approximately $241 million (the "Proposed Acquisition Hotels", together with the Current Hotels, the "Hotels"). Currently the Company does not have a firm commitment for financing the acquisition of the Prime Group II Acquisition hotels. Management anticipates, assuming market conditions remain favorable, that it will obtain financing to complete the acquisition. If all of the Proposed Acquisition Hotels are acquired, the Company will have invested approximately $783 million since December 31, 1997 in hotel acquisitions and will own 66 hotels containing more than 15,150 guestrooms, an approximate 120% increase in the Company's hotel portfolio since December 31, 1997, based upon the number of guestrooms. Set forth below is a listing of the 1998 Acquisition Hotels and the Proposed Acquisition Hotels:

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

FSA Portfolio Acquisition (2)
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
December 31 Hotels
------------------------------------------------

Holiday Inn Dallas DFW Airport West
Bedford, Texas..................................       7/08         $    860         $  6,184    $  1,822    $     99     $   50

Courtyard by Marriott Meadowlands(3)
Secaucus, New Jersey............................       7/08              983            5,909       2,484           -         67

Hampton Inn Richmond Airport
Richmond, Virginia..............................       7/08              551            2,592       1,247           -         38

Hotel Maison de Ville
New Orleans, Louisiana..........................       7/08              283            2,213         501          39         14

Hilton Hotel Toledo
Toledo, Ohio....................................       7/08              865            6,321       1,048         277         58

Holiday Inn Select Dallas DFW Airport South
Irving, Texas...................................       7/08            2,554           12,275       3,488         482         57

Holiday Inn Select New Orleans International
 Airport
Kenner, Louisiana...............................       7/08            2,182            8,783       3,400         153        110

Hampton Inn Ocean City
Ocean City, Maryland............................       7/08              800            2,542       1,155           -         28

Crowne Plaza Madison
Madison, Wisconsin..............................       7/08            1,750            8,345       2,564         284         93

Holiday Inn Park Center Plaza
San Jose, California............................       7/08            1,400            9,070       2,873          76        214

Wyndham Albuquerque Airport Hotel
Albuquerque, New Mexico.........................       7/08            1,450            6,297       1,565          81         62

Wyndham San Jose Le Baron Airport Hotel
San Jose, California............................       7/08            2,100           11,199       3,896         175        133

Holiday Inn Select Mission Valley
San Diego, California...........................       7/08            1,800            7,516       2,536          63         83

Wyndham Safari Resort Lake Buena Vista
Orlando, Florida................................      10/08            5,044           10,365       4,856          50        420

Holiday Inn Resort Monterey
Monterey, California............................      11/08            1,279            6,497       1,916          28         99

                                                                                Year Ended December 31, 1997
                                                                  --------------------------------------------------------------
                                                                                                 Pro Forma Participating Rent(1)
                                                      Lease                                      --------------------------------
                                                    Expiration     Base Rent
                                                       Date        (dollars         Pro Forma
                                                      (month/         in              Total                             Telephone
                Hotel Properties                       year)      thousands)(1)     Revenue(2)    Room        F&B       and  Other
-----------------------------------------------     ----------    -------------     ----------   --------    -------    ----------
Hilton Hotel Durham
Durham, North, Carolina.........................      1/09             1,112            5,652      1,596        160          50

Wyndham Garden Hotel Marietta
Marietta, Georgia...............................      3/09             1,350            5,105      1,269        114          75

Westin Resort Key Largo
Key Largo, Florida..............................       3/09            2,184            9,896      2,804         74         119

DoubleTree Guest Suites Atlanta
Atlanta, Georgia................................       3/09            1,373            4,711      1,616         51          49

Radisson Hotel Arlington Heights
Arlington Heights, Illinois.....................       2/09              922            5,236      1,854        135          68

Holiday Inn Select Bucks County
Trevose, PA.....................................       6/09            1,758            8,088      2,373        210          77

Hilton Hotel Cocoa Beach
Cocoa Beach, FL.................................       6/09            1,832            8,362      2,649        135          98

Radisson Twin Towers Orlando
Orlando, FL.....................................       6/09            5,881           25,008     10,912        730         469

Crowne Plaza Phoenix
Phoenix, AZ (4).................................       4/09            1,376            6,002      1,192        123          61

Hilton Airport Hotel Grand Rapids
Grand Rapids, MI................................       4/09            1,378            7,660      1,553        504          96

Marriott Houston West Loop
Houston, TX.....................................       6/09            2,354           12,070      2,966        353         127

Courtyard by Marriott Durham
Durham, NC......................................      11/09              670            2,560        806          -          41
                                                    ----------    -------------     ----------   --------    -------    ----------

Total December 31 Hotels........................                      46,091          206,458     66,941      4,396        2,856
                                                    ----------    -------------     ----------   --------    -------    ----------

1998 Acquisition Hotels
------------------------------------------------
Crowne Plaza Suites Las Vegas
Las Vegas, NV...................................       1/08            2,044            7,109      2,372         165         87

St. Tropez Suites Las Vegas
Las Vegas, NV...................................       1/08            1,813            4,440      2,062          12         78

Ramada Inn Mahwah
Mahwah, NJ......................................       1/08              995            2,921      1,187          36        114

Sheraton Crossroads Hotel, Mahwah
Mahwah, NJ......................................       1/08            3,320           15,072      2,984       1,275        152

Ramada Plaza Meriden
Meriden, CT.....................................       1/08            1,045            5,169      1,146         287         65

Four Points Hotel Mt Arlington
Mt. Arlington, NJ...............................       1/08            1,366            4,404      1,439          15         69

Crowne Plaza Portland
Portland, OR....................................       1/08            1,749            5,718      2,125         116        133

Ramada Plaza Hotel Shelton
Shelton, CT.....................................       1/08            1,833            5,972      2,428          82        117

Ramada Old Town Alexandria
Alexandria, VA..................................       1/10            1,663            8,141      2,151         152         74

Holiday Inn Historic District Alexandria
Alexandria, VA..................................       1/10            1,080            7,277      1,765         189         29

Holiday Inn Annapolis
Annapolis, MD...................................       1/10            1,063            6,066      1,395         118         35

                                                                                Year Ended December 31, 1997
                                                                  --------------------------------------------------------------
                                                                                                 Pro Forma Participating Rent(1)
                                                      Lease                                      --------------------------------
                                                    Expiration     Base Rent
                                                       Date        (dollars         Pro Forma
                                                      (month/         in              Total                             Telephone
                Hotel Properties                       year)      thousands)(1)     Revenue(2)    Room        F&B       and  Other
-----------------------------------------------     ----------    -------------     ----------   --------    -------    ----------
Holiday Inn Express BWI Airport
Hanover, MD.....................................       1/10              893            3,295      1,314          7            47

Holiday Inn Chicago O'Hare International
Rosemont, IL....................................       2/10            5,040           24,478      6,411        726           309

Courtyard by Marriott Century City
Century City, CA................................       2/10            1,335            4,840       1,964         -           104

Ramada Inn Gulfview Clearwater Beach
Clearwater Beach, FL............................       2/10            2,014            5,624       2,037        66           205

DoubleTree Resort Surfside Clearwater Beach
Clearwater Beach, FL............................       2/10            5,151           17,613       5,657       576           354

Holiday Inn Ft. Lauderdale Beach
Ft. Lauderdale, FL..............................       2/10            1,485            6,472       2,036        31           114

Howard Johnson Resort Key Largo
Key Largo, FL...................................       2/10              888            2,833       1,218         5            97

Courtyard by Marriot Disney Village
Lake Buena Vista, FL............................       2/10            3,255           14,197       5,235        54           283

Holiday Inn Madeira Beach
Madeira Beach, FL (4)...........................       2/10            1,072            3,146         987        51            34

Courtyard by Marriot Marina del Rey
Marina del Rey, CA..............................       2/10            2,059            8,638       2,828        54            41

The Lodge at the Seaport Mystic
Mystic, CT......................................       2/10              427            1,338         583         -            38

Holiday Inn Richmond West
Richmond, VA....................................       2/10              937            5,428       1,188        83            84

Radisson Inn Rochester
Rochester, NY...................................       2/10              607            4,409         828        72            39

Holiday Inn Forest Park St. Louis
St. Louis, MO...................................       2/10              552            2,884         858        12            32

DoubleTree Hotel Tampa Airport
Tampa, FL.......................................       2/10            1,902           10,724       2,545       132            54
                                                    ----------    -------------     ----------   --------    -------    ----------

Total 1998 Acquisition Hotels                                         45,588          188,208      56,743     4,316         2,788
                                                    ----------    -------------     ----------   --------    -------    ----------

Proposed Acquisition Hotels
------------------------------------------------
Select Inn Bloomington
Bloomington, MN.................................                         389              389           -         -           389

Ramada Inn Elmsford
Elmsford, NY....................................                       1,476            3,032       1,401        69            71

Radisson Suites Secaucus
Secaucus, NJ....................................                       2,377            7,100       2,446       264           194

Radisson Hotel & Suites Fairfield
Fairfield, NJ...................................                       2,873           10,436       2,965       378           170

Radisson Hotel Trevose
Trevose, PA.....................................                       2,123            8,507       1,871       370           109

Sheraton Hotel Saratoga Springs
Saratoga Springs, NY............................                       3,645           10,028       3,415       329            86

Ramada Inn Danbury
Danbury, CT.....................................                       1,184            3,497       1,266        65            76

Ramada Inn Armonk
Armonk, NY......................................                      2,020            4,921       2,066         49            36

                                                                                Year Ended December 31, 1997
                                                                  --------------------------------------------------------------
                                                                                                 Pro Forma Participating Rent(1)
                                                      Lease                                      --------------------------------
                                                    Expiration     Base Rent
                                                       Date        (dollars         Pro Forma
                                                      (month/         in              Total                             Telephone
                Hotel Properties                       year)      thousands)(1)     Revenue(2)    Room        F&B       and  Other
------------------------------------------------    ----------    -------------     ----------  ---------   --------    ----------

Ramada Inn Fairfield
Fairfield, NJ...................................                       1,944            5,333      1,779        191          131

Holiday Inn Jamesburg
Jamesburg, NJ (4)...............................                       2,003            5,510      1,666        313           23

Holiday Inn Princeton
Princeton, NJ...................................                       2,354            7,422      2,426        196           91

Crown Plaza Hotel Hasbrouck Heights
Hasbrouck Heights, NJ...........................                       4,736           14.605      4,564        593          270

Ramada Inn Madison
Madison, WI (4).................................                         637            1,684        610         11           15
                                                                  -------------     ----------  ---------   --------    ----------

Total Proposed Acquisition Hotels...............                      27,761           82,464     26,475      2,828        1,661
                                                                  -------------     ----------  ---------   --------    ----------


Total All Hotels................................                    $119,440         $477,130   $150,159    $11,540       $7,305
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


(2) Pro forma total revenues for the hotels which the Company owned for the entire year consist of only historical revenues.

     Pro Forma total revenues for the hotels which the Company acquired during the year consist of: (i) the historical revenues of the previous owner prior to the acquisition by the Company and (ii) the historical revenues of the hotels after the acquisition by the Company.

     Pro forma total revenues for the hotels which have not been acquired by the Company as of December 31, 1997 consist of the historical revenues of the previous owner only.

     The following schedule reconciles historical revenues to pro forma total revenues (in thousands).


                                   Historical revenues     Historical revenues
                                  of the previous owner    of the hotels after
                                       prior to the          the acquisition
                                    acquisition by the           by the
                                         Company                Company           Total
                                  ----------------------------------------------------------
     December 31 Hotels                      $167,592                 $38,866       $206,458

     1998 Acquisition Hotels                  188,208                                188,208

     Proposed Acquisition Hotels               82,464                                 82,464
                                             --------                 -------       --------
     Total                                   $438,264                 $38,866       $477,130
                                             ========                 =======       ========


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


                                    PART II



Item 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET AND DISTRIBUTION INFORMATION


  The Company's Common Stock began trading on the NYSE on July 26, 1996 under the symbol "AGT." On May 22, 1998, the last reported sale price per share of Common Stock on the NYSE was $26.3125 and there were 101 holders of record of the Company's Common Stock. The following table sets forth the quarterly high and low closing sale prices per share of Common Stock reported on the NYSE and the cash distributions declared per share by the Company with respect to each such period.

                                                                                                       Cash
                                                                   Price Range                     Distribution
                                                          ------------------------------           Declared Per
                                                              High                Low                  Share
                                                          ------------        -----------         ---------------
1996
       Third Quarter from July 26, 1996                     $    19             $17 1/2              $0.2476 (1)
       Fourth Quarter                                        23 3/4              18 7/8              $   0.4075
1997
       First Quarter                                         28 3/8              23 1/8              $   0.4075
       Second Quarter                                        27 1/8                  23              $   0.4075
       Third Quarter                                         29 1/4              24 3/8              $   0.4275
       Fourth Quarter                                        29 7/8              24 5/8              $   0.4275
1998
       First Quarter through March 27, 1998                  28 1/4              26                  $   0.4275
       Second Quarter through May 22, 1998                   27 3/4              24                  $   0.4275


(1) Represents a pro rata distribution of the Company's initial quarterly distribution of $0.4075 per share of Common Stock, based on a partial calendar quarter beginning on July 31, 1996 (the closing date of the IPO) through September 30, 1996.


(2) On March 12, 1998, the Company declared a distribution of $0.4275 per share relating to the first quarter of 1998 that was paid on April 30, 1998 to stockholders of record as of April 15, 1998.

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


  The pro forma and other data are presented as if the acquisition of all the December 31 Hotels, the consummation of the IPO and the subsequent equity transactions had occurred on January 1, 1996 and therefore incorporate certain assumptions that are included in the Notes to the Pro Forma Statements of Operations.


  The pro forma information does not purport to represent what the Company's results of operations would have been if the acquisition of the December 31 Hotels and the consummation of the IPO and the subsequent equity transactions had, in fact, occurred on such dates, or to project the Company's financial position or results of operations at any future date or for any future period.

  The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this document.

                    AMERICAN GENERAL HOSPITALITY CORPORATION

         SELECTED HISTORICAL AND PRO FORMA CONSOLIDATED FINANCIAL DATA


                                                                                                        Pro Forma (1)
                                                                   Historical                         For the Year Ended
                                                    ------------------------------------------  ---------------------------------
                                                                               July 31, 1996
                                                          Year Ended              through
                                                         December 31,            December 31,   December 31,          December 31,
                                                             1997                   1996           1997                   1996
                                                    ------------------------------------------  --------------      --------------
STATEMENTS OF OPERATIONS DATA:
Participating Lease revenue (2)                       $      59,934,337      $   13,387,719      $ 74,192,455          $ 65,776,641
Office building rental income                                 1,205,465                   -         2,340,046             2,143,833
Interest income                                                 771,955             108,075           771,955                99,473
                                                      --------------------   -----------------  --------------    -----------------
    Total revenue                                            61,911,757          13,495,794        77,304,456            68,019,947
                                                      --------------------   -----------------  --------------    -----------------
Depreciation                                                 13,970,289           2,635,380        18,431,592            16,457,232
Amortization                                                  1,105,898             273,425         1,382,616             1,382,616
Real estate and personal property taxes and
 property insurance                                           7,073,323           1,444,592         8,903,636             7,167,867
Office building operating expenses                              596,939                   -         1,255,550             1,344,552
General and administrative (3)                                1,999,923             822,113         1,999,923             1,933,488
Ground lease expense                                          1,271,639             545,279         1,271,639             1,049,524
Amortization of unearned officers'
 compensation (4)                                               125,729              36,979           125,729                88,750
Interest expense                                              9,048,898           1,412,117         3,660,636             2,668,491
                                                      --------------------   -----------------  --------------    -----------------
     Total expenses                                          35,192,638           7,169,885        37,031,321            32,092,520
                                                      --------------------   -----------------  --------------    -----------------
Income before minority interest                              26,719,119           6,325,909        40,273,135            35,927,427
Minority interest (5)                                         3,234,189           1,196,728         3,590,127             3,202,731
                                                      --------------------   -----------------  --------------    -----------------
Net income applicable to common stockholders          $      23,484,930      $    5,129,181      $ 36,683,008         $  32,724,696
                                                      ====================   =================  ==============    =================
Net income per basic common share                     $            1.60      $         0.63      $       1.74         $        1.55
                                                      ====================   =================  ==============    =================
Weighted average number of basic shares of
 Common Stock outstanding                                    14,678,160           8,122,139        21,141,527            21,134,418
                                                      ====================   =================  ==============    =================
Net income per diluted common share                   $            1.58      $         0.63      $       1.72         $        1.55
                                                      ====================   =================  ==============    =================
Weighted average number of diluted shares of
 Common Stock outstanding                                    14,841,343           8,164,774        21,304,710            21,177,053
                                                      ====================   =================  ==============    =================



                                                                           Historical
                                                     ----------------------------------------------------
                                                                          December 31,
                                                     ----------------------------------------------------
                                                              1997                         1996
                                                     -----------------------    -------------------------
BALANCE SHEET DATA:
Cash and cash equivalents                           $         800,255            $       3,888,281
Investments in hotel properties, net                      569,589,828                  230,760,818
Total assets                                              585,088,049                  243,115,355
Debt                                                       77,452,236                   76,622,398
Minority interest in Operating Partnership                 43,356,608                   29,125,020
Stockholders' equity                                      443,249,547                  127,461,111



                                                                                                      Pro Forma (1)
                                                              Historical                              For the Year Ended
                                               ------------------------------------------     -------------------------------------
                                                                          July 31, 1996
                                                     Year Ended              through
                                                    December 31,            December 31,       December 31,         December 31,
                                                        1997                   1996               1997                  1996
                                               ------------------   ---------------------     --------------      -----------------

Funds From Operations (6)                           $  35,764,199        $   7,266,474          $ 53,471,526           $ 47,714,857
Cash Available for Distribution (7)                    30,954,486            6,046,567            47,538,580             42,309,578
Net cash provided by operating activities (8)          42,430,319            8,825,793            60,213,073             53,856,025
Net cash used in investing activities (9)            (328,193,431)        (186,447,491)           (8,258,337)            (7,261,023)

Net cash provided by (used in) financing
 activities (10)                                      282,675,087          181,509,979           (40,537,151)           (39,606,935)


Weighted average number of basic shares of
 Common Stock and OP Units outstanding                 16,705,155           10,067,025            21,141,527             21,134,418

Weighted average number of diluted shares of
 Common Stock and OP Units outstanding                 16,868,338           10,067,025            21,304,710             21,177,053


                               AGH LEASING, L.P.

         SELECTED HISTORICAL AND PRO FORMA CONSOLIDATED FINANCIAL DATA


                                                                                                      Pro Forma (1)
                                                              Historical                            For the Year Ended
                                               ------------------------------------------   ---------------------------------------
                                                                          July 31, 1996
                                                     Year Ended              through
                                                    December 31,            December 31,     December 31,         December 31,
                                                        1997                   1996             1997                  1996
                                               ------------------   ---------------------   ------------------  -------------------

STATEMENTS OF OPERATIONS DATA:
Room revenue                                   $  123,965,649        $     26,725,200       $     151,771,990        $  136,811,842
Food and beverage revenue                          35,595,835               8,374,459              44,882,294            44,176,435
Other revenue                                       8,031,070               1,691,472               9,804,140             9,537,309
Minority interest income                            1,802,558                                       2,874,156             1,284,177
                                               ------------------   ---------------------   ------------------    -----------------
     Total revenue                                169,395,112              36,791,131             209,332,580           191,809,763
                                               ------------------   ---------------------   ------------------    -----------------
Hotel operating expenses                          110,622,712              24,051,041             134,759,239           126,515,121
Depreciation and amortization                         103,997                  33,003                 103,997                69,753
Interest expense                                       26,808                  13,314                 264,064                31,689
Other expense                                         158,113                  27,093                 331,229               359,009
Participating Lease expense (2)                    59,934,337              13,387,719              74,192,463            65,776,641
                                               ------------------   ---------------------   ------------------    -----------------
Net loss                                       $   (1,450,855)       $       (721,039)      $        (318,412)       $     (942,450)
                                               ==================   =====================   ==================    =================






(1) The pro forma information does not purport to represent what the Company's financial position or the Company's and the Lessee's results of operations would actually have been if the IPO, the subsequent equity transactions, and, the acquisitions of all Hotels, in fact, occurred on such dates, or to project the Company's or the Lessee's financial position or the Company's or the Lessee's results of operations at any future date or for any future period.


(2) Pro forma amounts represent lease payments from the Lessee to the Operating Partnership pursuant to the Participating Leases calculated on a pro forma basis by applying the rent provisions of the Participating Leases to the revenues of the Hotels. The departmental revenue thresholds in the Participating Leases are seasonally adjusted for interim periods and certain of the Participating Lease formulas adjust beginning in January 1997 or January 1998. The Participating Lease payments for the 1998 Acquisition Hotels and Proposed Acquisition Hotels are calculated by applying the rent provisions applicable in the first year of the respective leases to the historical operating revenues of the hotels prior to the acquisition by the Company.
(3) Pro forma amounts represent salaries and wages, professional fees, directors' and officers' insurance, allocated rent, supplies and other operating expenses to be paid by the Company. These amounts are based on historical general and administrative expenses as well as adjusted for expenses associated with the acquisitions.
(4) Represents amortization of unearned officer's compensation, represented by an aggregate of 50,000 shares of restricted Common Stock issued to executive officers, 10% of which shares vested at the date of grant (5,000 shares at $17.75 per share, the price per share of Common Stock issued in the IPO), 20% of which shares vested on the first anniversary date of the IPO.

(5) Calculated as 12.1% for the historical period ended December 31, 1997 and as 18.9% for the historical period from July 31, 1996 (inception of operations) through December 31, 1996. Calculated as 8.9% of income before minority interest for all pro forma periods presented.
(6) Represents Funds From Operations of the Company. The items added back to net income applicable to common stockholders have been adjusted by the Company's ownership percentage in the Operating Partnership of 87.9% for the historical period ended December 31, 1997,

    81.1% for the historical period from July 31, 1996 (inception of operations) through December 31, 1996 and 91.1% for all pro forma periods presented. The following table computes Funds From Operations under the NAREIT definition. Funds From Operations consists of net income applicable to common stockholders (computed in accordance with generally accepted accounting principles) excluding gains (losses) from debt restructuring and sales of property (including furniture and equipment) plus real estate related depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. The Company considers Funds From Operations to be an appropriate measure of the performance of an equity REIT. Funds From Operations should not be considered as an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Although Funds From Operations has been calculated in accordance with the NAREIT definition, Funds From Operations as presented may not be comparable to other similarly titled measures used by other REITs. Funds From Operation does not reflect cash expenditures for capital improvements or principal amortization of indebtedness on the Hotels.


                                                                                                        Pro Forma (1)
                                                              Historical                              For the Year Ended
                                               ------------------------------------------     -------------------------------------
                                                                          July 31, 1996
                                                     Year Ended              through
                                                    December 31,            December 31,       December 31,         December 31,
                                                        1997                   1996               1997                  1996
                                               ------------------   ---------------------     -----------------   -----------------

Net income applicable to common stockholders    $      23,484,930        $      5,129,181       $   36,683,008       $   32,724,696

Depreciation                                           12,279,269               2,137,293           16,788,518           14,990,161

                                               ------------------   ---------------------     ----------------    -----------------
Funds From Operations                           $      35,764,199        $      7,266,474       $   53,471,526       $   47,714,857
                                               ==================   =====================     ================    =================

Weighted average number of basic shares of
 Common Stock outstanding                              14,678,160               8,122,139           21,141,527           21,134,418


Weighted average number of diluted shares of
 Common Stock outstanding                              14,841,343               8,164,774           21,304,710           21,177,053


(7) Cash Available for Distribution represents Funds From Operations of the Company plus the Company's ownership percentage in the Operating Partnership of 87.9% for the historical period ended December 31, 1997; 81.1% for the historical period from July 31, 1996 (inception of operations) through December 31, 1996 and 91.1% for all pro forma periods presented multiplied by the sum of amortization of deferred financing costs, franchise transfer costs and unearned officers' compensation. This amount is then reduced by the Company's same percentage share of the sum of 4.0% of total revenue for each of the Hotels that is required to be set aside by the Operating Partnership for refurbishment and replacement of FF&E, capital expenditures and other non-routine items as required by the terms of the Participating Leases. Cash Available for Distribution does not include the interest expense allocated to borrowings under the New Credit Facilities that are expected to be made in order to fund capital expenditures at the Hotels. In addition, Cash Available for Distribution does not include the effects of any revenue increases expected to result from capital expenditures at the Hotels.


                                                                            Pro Forma (1)
                                               Historical                For the Year Ended
                                        ------------------------      -------------------------
                                         12/31/97       12/31/96       12/31/97       12/31/96
                                        ----------     ---------      ----------     ----------
Funds from Operations                  $35,764,199    $7,266,474     $53,471,526    $47,714,857

Amortization                             1,082,545       251,738       1,325,772      1,293,265

FF & E Reserve                          (5,892,258)   (1,471,645)     (7,258,715)    (6,698,544)
                                       -----------     ---------      ----------     ----------

Cash Available for Distribution         30,954,486     6,046,567      47,538,580     42,309,578
                                       ===========     =========      ==========     ==========
Actual Distributions paid to
Common Stockholders                     21,685,628     2,268,748             n/a            n/a
                                       ===========     =========


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

(10) Pro forma amounts represent pro forma distributions to be paid based on the current annual distribution rate of $1.71 and $1.63 per share of Common Stock and OP Unit, respectively for 1997 and 1996 and an aggregate of 23,255,398 shares of Common Stock and OP Units outstanding plus the debt service on the indebtedness collateralized by the Holiday Inn Dallas DFW Airport South, Courtyard by Marriott Meadowlands, French Quarter Suites Hotel, and the Radisson Hotel Arlington Heights, the Crowne Plaza Portland, the Ramada Plaza Hotel Shelton and the Holiday Inn Chicago O'Hare International.



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


  The Company was incorporated and formed on April 12, 1996, as a Maryland corporation. The Company is a self-administered real estate investment trust ("REIT") that owns a geographically diverse portfolio of primarily full-service hotels. As of March 27, 1998 the Company owned interest in 53 hotels located in 21 states containing an aggregate of approximately 12,600 guest rooms (the "Current Hotels"). Substantially all of the Current Hotels are operated under licensing or franchising agreements with national hotel brands including, but not limited to, Crowne Plaza, Hilton, Wyndham, Marriott, Holiday Inn Select, Radisson, Westin, DoubleTree Guest Suites, Sheraton, Holiday Inn and Hampton Inn. On July 31, 1996, the Company commenced operations and completed an IPO of an aggregate of approximately 8,075,000 shares of its Common Stock. Concurrently with the closing of the IPO, the Operating Partnership acquired directly or indirectly the equity interests in the 13 Initial Hotels for an aggregate of 1,896,996 OP Units and approximately $91.0 million in cash. In addition, during the fiscal year 1997, the Company raised approximately $326.5 million through public and private issuances of Common Stock. See "--Equity Financing Transactions".


  During the fiscal year 1997, the Company acquired 14 hotels and acquired 26 additional hotels during the first quarter of 1998. As of December 31, 1997, the Company owned 27 hotels with an aggregate of 6,903 guestrooms (the "December 31 Hotels"). Substantially all of the December 31 Hotels are operated under licensing or franchising agreements with national hotel brands, including Crowne Plaza, Hilton, Wyndham, Marriott, Holiday Inn Select, Radisson, Westin, DoubleTree Guest Suites, Holiday Inn and Hampton Inn. The following table provides certain information regarding the December 31 Hotels:


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
                                               ==================     ===================     =========================


     During the first quarter of 1998 (through March 24), the Company has acquired interests in 26 additional hotels (the "1998 Acquisition Hotels", together with the December 31 Hotels, the "Current Hotels") with an aggregate purchase price of approximately $542 million and an aggregate guestroom count of 5,696. As of March 24, 1998, the Company owns interests in a total portfolio of 53 hotels in 21 states with approximately 12,600 guestrooms.

     In addition, the Company has entered into contracts to purchase 13 additional hotels containing an aggregate of approximately 2,560 guestrooms for purchases prices totaling approximately $241 million (the "Proposed Acquisition Hotels", together with the Current Hotels, the "Hotels"). Currently, the Company does not have a firm commitment for financing the acquisition of the Prime Group II Acquisition Hotels. Management anticipates, assuming market conditions remain favorable, that it will obtain financing to complete the acquisition. If all of the Proposed Acquisition Hotels are acquired, the Company will have invested approximately $783 million since December 31, 1997 in hotel acquisitions and will own 66 hotels containing more the 15,150 guestrooms, an approximate 120% increase in the Company's hotel portfolio since December 31, 1997 based upon the number of guestrooms.

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

RESULTS OF OPERATIONS

Actual for the Year Ended December 31, 1997


  For the year ended December 31, 1997, the Company had revenues of $61,911,757 consisting of Participating Lease revenue of $59,934,337, office building rental income of $1,205,465 and interest income of $771,955. $38,634,913 of
Participating Lease revenue was earned from Hotels owned at December 31, 1996 and $21,249,424 was earned from the Hotels acquired during 1997. For the Hotels owned at December 31, 1996, REVPAR increased 9.1% from $56.01 to $61.10. Individual increases in REVPAR for these Hotels ranged from increases of 1.0% and 1.4% at Wyndham Albuquerque Airport and Holiday Inn Select DFW Airport South, resulting from repositioning and renovation efforts in progress and an increase in room supply in those markets, to increases of 21.1% and 21.4% at Wyndham San Jose Airport and Hampton Inn Richmond Airport, which resulted from strong market conditions for both markets and successful completion of renovation and repositioning efforts at the Wyndham. For the Hotels acquired during 1997, REVPAR increased 8.1% from $57.12 in 1996 to $61.76 in 1997. Individual changes in REVPAR for these Hotels ranged from decreases of 14.1% and 15.5% in the Wyndham Garden Marietta and the Doubletree Guest Suites Atlanta, resulting from significant supply additions and the loss of strong demand in 1996 from the Summer Olympics in the Atlanta, Georgia Area, to increases of 19.3% and 19.5% at the Radisson Twin Towers Orlando and the Houston Marriott West Loop, resulting from strong demand in those markets. Office building rental income was earned from the office building adjacent to the Houston Marriott West Loop, which was acquired in June 1997. The interest income earned was primarily from the excess cash from the Company's 1997.


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


  Depreciation expense for the year was $13,970,289 reflecting the additional depreciation expense of $5,675,441 related to the Company's property acquisitions during 1997. Amortization expense was comprised of amortization of deferred financing costs of $977,109, related to the Company's Credit Facility and the two subsequent increases to the Credit Facility, franchise transfer fees of $98,311, other deferred expenses, such as organization costs of $30,478 and amortization relating to the restricted stock grants issued at the IPO of $125,729. Real estate and personal property taxes and property insurance for the year were $7,073,323 of which $3,455,474 was attributable to 1997 acquisitions. Operating expenses related to the office building were $596,939 for the portion of the year which the Company owned the office building since acquiring it in June, 1997. The Company reported $9,048,898 of interest expense for the period which consists of $1,213,683 attributable to the indebtedness on the Holiday Inn Select Dallas DFW Airport South, $381,333 attributable to the indebtedness on the Courtyard by Marriott Meadowlands, $520,521 attributable to the indebtedness on the Radisson Hotel Arlington Heights, $723,208 attributable to the indebtedness on the DoubleTree Guest Suites Atlanta and $6,210,153 attributable to the borrowings on the Company's Credit Facility. The balance outstanding on the Credit Facility at December 31, 1997 was approximately $41.3 million. The minority interest in income for the period was $3,234,189. The resulting net income applicable to the common stockholders was $23,484,930 or $1.60 per basic common share and $1.58 per diluted common share.




Actual for the period from July 31, 1996 (inception of operations) through December 31, 1996


  The Company earned $13,387,719 in Participating Lease revenue from AGH Leasing. Individual increases in REVPAR for these Hotels ranged from increases of 1.0% at the Holiday Inn, New Orleans International Airport resulting from lower market demand in the New Orleans market to increases of 35.2% at Wyndham San Jose Airport Hotel, resulting from strong demand in the San Jose market. Interest income, which was $108,075 for the period, consisted primarily of income earned on excess cash balances.


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

Pro forma Comparison for the Years Ended December 31, 1997 and 1996


  On a pro forma basis, the Company's Participating Lease revenue increased 12.8% to $74.2 million from $65.8 million which reflects the increase in operations as a result of the improving market conditions in certain markets in which the Company owns hotels, as well as, the impact of the Company's repositioning strategies at the Hotels as discussed above. Total revenues for the Company of $77.3 million represents a 13.7% increase from $68.0 million in 1996. Total expenses of the Company increased 15.3% to $37.0 million in 1997 from $32.1 million in 1996. The notable expense increases include: real estate and personal property taxes and insurance which increased 24.2% year over year due primarily to the increased property valuations in certain taxing jurisdictions; ground lease expense increased 21.2% from $1.0 million to $1.3 million which is in direct correlation to the increase in hotel revenues on the pro forma financial statements of the Lessee; and interest expense increased 37.2% to $3.7 million which reflects the impact of borrowings made under the Company's New Credit Facilities for hotel acquisitions and capital renovations and refurbishments at its Hotels. For the pro forma periods, the Company had flow through on its increased revenues of 46.8% which increased the per share net income applicable to its common stockholders to $1.74 from $1.55 on basic Common Stock outstanding and to $1.72 from $1.55 on diluted Common Stock outstanding.

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

  The following is a reconciliation of pro forma net income applicable to common stockholders to pro forma Funds from Operations and illustrates the difference in the two measures of operating performance:


                                                                   December 31, 1997              December 31, 1996
                                                              --------------------------     --------------------------


Pro forma net income applicable to common  stockholders                      $36,683,008                    $32,724,696
Depreciation (Company share)                                                  16,788,518                     14,990,161
                                                              --------------------------     --------------------------
Funds from Operations                                                        $53,471,526                    $47,714,857
                                                              ==========================     ==========================

Weighted average number of basic shares of Common Stock
 outstanding                                                                  21,141,527                     21,134,418

Weighted average number of diluted shares of Common
 Stock outstanding                                                            21,304,710                     21,177,053



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


  Certain December 31 Hotels (the most significant of which are the Wyndham Garden Hotel Marietta, Doubletree Guest Suites Atlanta and the Crowne Plaza Phoenix) are performing below the Company's expectations and below last year's performance due to increases in market supply of hotel rooms in markets such as Atlanta, and disruptions in operations due to renovations, and capital improvements and the rebranding process. Hotels which have completed the renovation process are generally reflecting marked improvements in operations. At December 31, 1997, the Company had undertaken significant renovations at 10 of the Current Hotels. (See Renovations and Other Capital Improvements). The Company expects these trends for these Hotels to continue for the remainder of the current year and into the following year until completion of the renovation process.

Actual for the Period from July 31, 1996 (inception of operations) through December 31, 1996

  For the period of operations in 1996, AGH Leasing had total revenues of $36,791,131 which was comprised of room revenues of $26,725,200, food and beverage revenues of $8,374,459 and other revenues of $1,691,472. For this same period, the expenses incurred for Participating Lease payments and property operating costs were $13,387,719 and $24,124,451, respectively. The net loss for the period was $721,039.

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

Pro Forma Operations for the Years Ended December 31, 1997 and 1996

  The following table sets forth pro forma financial information for AGH Leasing, as a percentage of revenue, for the years ended December 31, 1997 and 1996:


                                                                         December 31,                  December 31,
                                                                            1997                          1996
                                                                    -----------------------       -----------------------
Room revenue                                                                 72.5   %                      71.3   %
Food and beverage revenue                                                    21.4                          23.0
Other revenue                                                                 4.7                           5.0
Minority interest income                                                      1.4                           0.7
                                                                    -----------------------       -----------------------
     Total revenue                                                          100.0                         100.0
                                                                    -----------------------       -----------------------
Hotel operating expenses                                                     64.4                          66.0
Other corporate expenses                                                      0.3                           0.2
Participating Lease expense                                                  35.4                          34.3
                                                                    -----------------------       -----------------------
     Net loss                                                              (  0.2  %)                    (  0.5  %)
                                                                    =======================       =======================



  On a pro forma basis, hotel room revenues increased 10.9% to $151,771,990 from $136,811,842 which is attributable to the improving market conditions in certain markets such as Houston, Orlando, and San Jose in which the company owns hotels, as well as, the impact of the Company's repositioning strategies, the increased contribution by the new franchisors to room reservations and certain markets, such as DFW Airport, absorbing the increased supply of limited service rooms into the market. Total revenues for the pro forma periods increased 9.1% to $209,332,580.


  Pro forma hotel operating expenses increase 6.5% which reflects the increase in incremental costs and additional franchise related assessments associated with the increased revenues. Pro forma Participating Lease expense increased 12.8% to $74,192,463 as a result of increasing revenues as noted above.


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



  The Company has budgeted $129.7 million to fund capital improvements and renovations at the Current Hotels. As of December 31, 1997, the Company had invested approximately $69.0 million on capital improvements and renovations and has budgeted to invest the remaining $60.7 million on the Current Hotels in 1998 and 1999. In certain circumstances such capital improvements are being completed in connection with franchisor requirements. In addition, the Company has also budgeted approximately $111.1 million to be invested in the 1998 Acquisition Hotels and the Proposed Acquisition Hotels. The amounts are budgeted to be expended during 1998, 1999 and 2000.








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

  In addition to the 1998 Acquisition Hotels, the Company has entered into contracts to purchase the Proposed Acquisition Hotels for purchase prices aggregating approximately $241 million. The Company expects that the Proposed Acquisition Hotels will be completed and funded with borrowings under the New Credit Facilities or permanent debt or equity financing. To the extent that the New Credit Facilities are not sufficient to make the additional property acquisitions, complete the renovation and capital improvement programs and for working capital, the Company expects that it will seek additional equity or pursue alternative financing opportunities. Currently, the Company does not have a firm commitment for financing the acquisition of the Prime Group II Acquisition hotels. Management anticipates, assuming market conditions remain favorable, that it will obtain financing to complete the acquisition.

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


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable



ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


  The independent accountant's reports, financial statements and financial statement schedules listed in the accompanying index are included in Item 14 of this report. See Index to Financial Statements and Financial Statement Schedules on page F-1.



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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  AGH's Compensation Committee during 1997 consisted of Messrs, Hance and Worms, neither of whom was, prior to or during 1997, and officer or employee of the Company. Neither of such persons had any relationships requiring disclosure under applicable rules and regulations.


COMPENSATION OF DIRECTORS

  Each director who is not an employee of AGH will be paid an annual fee of $17,000. In addition, each such director will be paid $750 for attendance at each meeting of the AGH Board and $500 for attendance at each meeting of a committee of the AGH Board of which such director is a member. The annual retainer fee will be paid to such directors 50% in cash and 50% in shares of AGH Common Stock. Meeting fees will be paid in cash. Directors who are employees of AGH will not receive any fees for their services on the AGH Board or a committee thereof. In addition, AGH will reimburse directors for their out-of-pocket expenses incurred in connection with their service on the AGH Board.

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


The following exhibits are filed as part of this Annual Report on Form
10-K/A:

  Exhibit No.  Description
  -----------  -----------


     3.1 Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11, No. 333-4568).**


     3.2 Articles of Amendment and Restatement of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11, No. 333-4568).**


     3.3       Bylaws of the Registrant (Incorporated by reference to Exhibit
               3.3 to the Company's Registration Statement on Form S-11, No. 333-4568).**


     3.4 Form of Second Articles of Amendment and Restatement (Incorporated by reference to the Company's Registration Statement on Form S-11, No. 333-4568).**


     4.1 Form of Common Stock Certificate for the Registrant (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11, No. 333-4568).**


     10.1 American General Hospitality Operating Partnership, L.P. Limited Partnership Formation Agreement (Incorporated by reference to
               Exhibit 10.1 to the Company's Registration Statement on Form S-11, No. 333-4568).**


     10.2 Form of Amended and Restated Agreement of Limited Partnership of American General Hospitality Operating Partnership, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-11, No. 333-4568).**


     10.3 Form of Participating Lease between the Registrant and AGH Leasing, L.P. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-11, No.
               333-4568).**

     10.4 Form of Lease Master Agreement between the Registrant and AGH Leasing, L.P. (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-11, No.
               333-4568).**


     10.5 Form of Management Agreement between AGH Leasing, L.P. and American General Hospitality, Inc. (Incorporated by reference to
               Exhibit 10.5 to the Company's Registration Statement on Form S-11, No. 333-4568).**


     10.6 Form of Supplemental Representations, Warranties and Indemnity Agreement (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-11, No.
               333-4568).**


     10.7      Form of Exchange Rights Agreement (Incorporated by reference to
               Exhibit 10.7 to the Company's Registration Statement on Form S-11, No. 333-4568).**


     10.8 Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-11, No. 333-4568).**


     10.9      Form of Lock-up Agreement (Incorporated by reference to Exhibit
               10.9 to the Company's Registration Statement on Form S-11, No. 333-4568).**


     10.10 American General Hospitality Corporation 1996 Inventive Plan (Incorporated by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A, dated April 14, 1998).**


     10.11 Form of American General Hospitality Corporation Non-Employee Directors' Incentive Plan (Incorporated by reference to Exhibit
               10.12 to the Company's Registration Statement on Form S-11, No. 333-4568).**


     10.12     Form of Employment Agreement between the Registration and Steven
               D. Jorns (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-11, No.
               333-4568).**


     10.13 Form of Employment Agreement between the Registrant and Bruce G. Wiles (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-11, No.
               333-4568).**


     10.14     Form of Employment Agreement between the Registrant and Kenneth
               E. Barr (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-11, No.
               333-4568).**


     10.15 Form of Employment Agreement between the Registrant and Russ C. Valentine (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-11, No.
               333-4568).**


     10.16 Amendment to the Employment Agreement, dated July 31, 1997, between the Registrant and Steven D. Jorns.**+


     10.17 Amendment to the Employment Agreement, dated July 31, 1997, between the Registrant and Bruce G. Wiles.**+


     10.18 Amendment to the Employment Agreement, dated July 31, 1997, between the Registrant and Kenneth E. Barr.**+

     10.19 Amendment to the Employment Agreement, dated July 31, 1997, between the Registrant and Russ C. Valentine.**+


     10.20 Employment Agreement, dated November 14, 1997, between the Registrant and John P. Buza.**+


     10.21 Amended and Restated Senior Unsecured Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 13, 1998, No. 1-11903).**


     10.22 Subordinate Unsecured Credit Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 13, 1998, No. 1-11903).**


     10.23 Form of Shared Services Office Space Agreement (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-11, No. 333-4568).**


     10.24 Form of Indemnification Agreement between the Registrant and its executive officers and directors (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-11, No. 333-4568).**


     10.25 Form of Option Agreement and Right of First Offer/Refusal between Broadway Morrison Limited Partnership and American General Hospitality Operating Partnership, L.P. (with respect to the Boise, Idaho Option Hotel) (Incorporated by reference to Exhibit
               10.20 to the Company's Registration Statement on Form S-11, No. 333-4568).**


     10.26 Form of Management Company Master Agreement among AGH Leasing, L.P., American General Hospitality, Inc., Steven D. Jorns and Bruce G. Wiles (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-11, No.
               333-4568).**


     10.27 Master Alliance Agreement by and among American General Hospitality Corporation, American General Hospitality Operating Partnership, L.P. and WHC Franchise Corporation, WHC Development Corporation (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-11, No.
               333-4568).**


     10.28 Amended and Restated Purchase and Sale Agreement, dated January 7, 1998, between Prime and the Operating Partnership (Crowne Plaza Suites Las Vegas) (Incorporated herein by reference to
               Exhibit 2.1 to the Company's Current Report on Form 8-K, dated January 8, 1998, No. 1-11903).**


     10.29 Amended and Restated Purchase and Sale Agreement, dated January 7, 1998, between Prime and the Operating Partnership (St. Tropez Suites Las Vegas) (Incorporated herein by reference to Exhibit
               2.2 to the Company's Current Report on Form 8-K, dated January 8, 1998, No. 1-11903).**


     10.30 Amended and Restated Purchase and Sale Agreement, dated January 7, 1998, between Prime and the Operating Partnership (Ramada Inn Mahwah) (Incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, dated January 8, 1998, No. 1-11903).**


     10.31 Amended and Restated Purchase and Sale Agreement, dated January 7, 1998, between Prime and the Operating Partnership (Ramada Plaza Meriden) (Incorporated herein by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K, dated January 8, 1998, No. 1-11903).**

     10.32 Amended and Restated Purchase and Sale Agreement, dated January 7, 1998, between Prime and Mahwah Holding Corp. and the Operating Partnership (Sheraton Crossroads Hotel Mahwah) (Incorporated herein by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K, dated January 8, 1998, No. 1-11903).**


     10.33 Amended and Restated Purchase and Sale Agreement, dated January 7, 1998, between Prime and Mt. Arlington New Jersey, LLC (Sheraton Four Points Hotel Mount Arlington) (Incorporated herein by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K, dated January 8, 1998, No. 1-11903).**


     10.34 Amended and Restated Purchase and Sale Agreement, dated January 7, 1998, between Prime and Fairfield Holding Corp. and Portland/Shelton LLC (Crowne Plaza Portland) (Incorporated herein by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K, dated January 8, 1998, No. 1-11903).**


     10.35 Amended and Restated Purchase and Sale Agreement, dated January 7, 1998, between Prime and the Fairfield Holding Corp. and Portland/Shelton LLC (Ramada Plaza Shelton) (Incorporated herein by reference to Exhibit 2.8 to the Company's Current Report on Form 8-K, dated January 8, 1998, No. 1-11903).**


     10.36 Form of Participating Lease for the Prime Group I Acquisition Hotels and the Lease Modification Letter, dated January 7, 1998, from American General Hospitality Operating Partnership, L.P. to Prime Hospitality Corp. (Incorporated herein by reference to Exhibit 2.9 to the Company's Current Report on Form 8-K, dated January 8, 1998, No. 1-11903).**


     10.37 Contract for Purchase and Sale of Hotels, dated November 26, 1997, between Clearwater Surfside Hotel Trust, FSA Zeta LBV Hotel, Inc., Tampa Airport Hotel Trust, Marina del Rey Hotel Trust, Ft. Lauderdale Beach Hotel Trust, Clearwater-Gulfview Hotel Trust, Century City Hotel Management, Inc., Madeira Beach Hotel Trust, Zeta Kay Largo Hotel, Inc., Richmond Hotel Trust, Zeta St. Louis Hotel, Inc., Zeta Rochester Hotel, Inc., and the Operating Partnership (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 13, 1998, No. 1-11903).**


     10.38 Contract for Purchase and Sale of Hotel, dated November 26, 1997, between Zeta Mystic Hotel, Inc. and the Operating Partnership (Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, dated February 13, 1998, No. 1-11903).**


     10.39 Agreement and Plan of Merger, dated as of March 15, 1998, by and among the Registrant and the Operating Partnership, on the one hand, and CapStar Hotel Company, CapStar Management Company, L.P., and CapStar Management Company II, L.P., on the other hand (Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K, dated March 17, 1998, No. 1-11903).**


     21.1      Subsidiaries of the Company.**

     23.1      Consent of Coopers & Lybrand.*


     24.1 Power of Attorney (Included on the Signature Pages hereto).**

     27.1      Financial Data Schedule.*

*Filed herewith.


**Previously filed.
+Management contract or compensatory plan or arrangement.

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


Signature                        Title                        Date
---------                        -----                        ----
/s/ Steven D. Jorns              Chairman of the Board,
---------------------------      Chief Executive Officer,
  STEVEN D. JORNS                and President                   May 22, 1998


/s/ Kenneth E. Barr              Executive Vice President,
---------------------------      Chief Financial Officer,
  KENNETH E. BARR                Principal Accounting Officer,
                                 Secretary and Treasurer         May 22, 1998


                                 Director                        May 22, 1998
         *
__________________________
  H. CABOT LODGE III


                                 Director                        May 22, 1998
         *
__________________________
  JAMES R. WORMS


                                 Director                        May 22, 1998
         *
__________________________
  JAMES MCCURRY


                                 Director                        May 22, 1998
         *
__________________________
    KENT R. HANCE

* By: /s/ Steven D. Jorns        Attorney-in-fact                May 22, 1998
    ----------------------
    Steven D. Jorns

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

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
American General Hospitality Corporation


We have audited the accompanying consolidated balance sheets and financial statement schedules of American General Hospitality Corporation as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1997 and for the period from July 31, 1996 (inception of operations) through December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item F-24 and F-25. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American General Hospitality Corporation as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the year ended December 31, 1997 and for the period from July 31, 1996 (inception of operations) through December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Principles of Consolidation--The consolidated financial statements include the accounts of the Company, the majority owned Operating Partnership and all of its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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


         Deferred Expenses--Organizational costs of $115,881 and $94,771, deferred loan costs of $4,187,500 and $2,250,000 and fees associated with the transfer of the franchise brand affiliation to improve hotels of $1,105,606 and $915,600 at December 31, 1997 and 1996, respectively, are stated at cost. Amortization of organization costs is computed using the straight-line method over five years. Amortization of deferred loan costs is computed using the effective yield method over the original term of the related debt of four years. Amortization of franchise fees is computed using the straight-line method over the average life of the franchise agreements of approximately 10 years. Accumulated amortization at December 31, 1997 and 1996 was $1,371,162 and $273,425, respectively.

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


10.      PRO FORMA INFORMATION (UNAUDITED)


         Due to the impact of the IPO, the subsequent equity transactions and the acquisition of all the Current Hotels as described in Note 1, the historical results of operations may not be indicative of future results of operations and net income per common share. The following unaudited pro forma information for the year ended December 31, 1997 and 1996 are presented as if the transactions previously described had occurred on January 1, 1996, and all of the December 31 Hotels had been leased to the Lessee pursuant to the Participating Leases since that date.

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

                   AMERICAN GENERAL HOSPITALITY CORPORATION

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



                                               First              Second              Third               Fourth
                 1997                         Quarter            Quarter             Quarter             Quarter
----------------------------------------    -------------     ---------------     ---------------    -----------------
STATEMENTS OF OPERATIONS DATA:
Participating Lease revenue                 $  9,508,365       $  13,323,868      $   19,275,779      $    17,826,325
Office building rental income                      -                -                    592,629              612,836
Interest income                                  394,713             287,931              56,044               33,267
                                            -------------     ---------------     ---------------    -----------------
    Total revenue                              9,903,078          13,611,799          19,924,452           18,472,428
                                            -------------     ---------------     ---------------    -----------------
Depreciation                                   1,931,390           2,893,943           4,384,609            4,760,347
Amortization                                     197,214             225,015             341,747              341,922
Real estate and personal property              1,250,117           1,368,101           2,310,782            2,144,323
   taxes and property insurance
Office building operating expenses                                                       303,979              292,960
General and administrative                       502,391             466,075             481,650              549,807
Ground lease expense                             314,462             287,637             354,419              315,121
Amortization of unearned officers'                22,187              22,188              36,979               44,375
   compensation
Interest expense                                 942,000           1,053,176           3,978,769            3,074,953
                                            -------------     ---------------     ---------------    -----------------
     Total expenses                            5,159,761           6,316,135          12,192,934           11,523,808
                                            -------------     ---------------     ---------------    -----------------
Income before minority interest                4,743,317           7,295,664           7,731,518            6,948,620
Minority interest                                689,836             840,531             988,664              753,999
                                            -------------     ---------------     ---------------    -----------------
Net income applicable to
   stockholders common                      $  4,053,481       $   6,455,133      $    6,742,854      $     6,194,621
                                            =============     ===============     ===============    =================
Net income per basic common share           $       0.34       $        0.44      $         0.46      $          0.35
                                            =============     ===============     ===============    =================
Weighted average number of basic
   shares of Common Stock outstanding         11,815,600          14,611,730          14,710,846           17,498,663
                                            =============     ===============     ===============    =================
Net income per diluted common share         $       0.34       $        0.44      $         0.45      $          0.35
                                            =============     ===============     ===============    =================
Weighted average number of diluted
   shares of Common Stock outstanding         11,916,503          14,725,977          14,899,328           17,670,786
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
                                            =================    ==================

                   AMERICAN GENERAL HOSPITALITY CORPORATION
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997




                                                                    Cost Capitalized           Gross Amounts At
                                                                      Subsequent to            Which Carried at
    Description of Property                Initial Cost                Acquisition             Close of Period
---------------------------------     ------------------------   ------------------------   -----------------------
                                                   Building                   Building                  Building
                                        Land         and            Land         and          Land         and
                                                 Improvements                Improvements              Improvements     Total
---------------------------------     ---------  -------------   ----------- ------------   ---------- ------------   ----------
Holiday Inn Dallas DFW Airport West     816,515     6,532,118        23,950    1,183,526      840,465    7,715,644     8,556,109
Courtyard by Marriott Meadowlands                   4,780,496                    990,563                 5,771,059     5,771,059
Hampton Inn Richmond Airport            505,000     3,590,369        28,754      473,682      533,754    4,064,051     4,597,805
Hotel Maison de Ville                   175,000     1,641,777        39,519    1,072,631      214,519    2,714,408     2,928,927
Hilton Hotel Toledo                                 9,982,263                     11,306                 9,993,569     9,993,569
Holiday Inn Select Dallas DFW
     Airport South                    2,468,943    20,986,013           365    1,725,140    2,469,308   22,711,153    25,180,461
Holiday Inn Select New Orleans
     International Airport            2,391,580    20,328,433           745    1,282,964    2,392,325   21,611,397    24,003,722
Hampton Inn Ocean City                  736,514     6,407,673           555    1,547,027      737,069    7,954,700     8,691,769
Crowne Plaza Madison                  2,135,059    18,148,002           801      630,949    2,135,860   18,778,951    20,914,811
Holiday Inn Park Center Plaza         1,249,414    10,869,901         5,385       59,417    1,254,800   10,929,318    12,184,118
Wyndham Albuquerque Airport Hotel                   9,037,689                  3,232,829                12,270,518    12,270,518
Wyndham San Jose Airport Hotel                     19,102,129                      9,969                19,112,098    19,112,098
Holiday Inn Select Mission Valley     1,954,204    17,001,577           715       12,005    1,954,919   17,013,582    18,968,501
Wyndham Safari Lake Buena Vista       3,191,074    29,519,668         1,080      125,044    3,192,154   29,644,712    32,836,866
Holiday Inn Resort Monterey           1,563,043    13,601,865         8,925      105,199    1,571,968   13,707,064    15,279,032
Hilton Hotel Durham                   1,223,227    10,642,074        14,426      125,509    1,237,653   10,767,583    12,005,236
Wyndham Garden Hotel Marietta         1,595,529    13,881,105        19,689      171,928    1,615,219   14,053,033    15,668,252
Westin Resort Key Largo               2,553,298    22,213,691        23,753      223,870    2,577,051   22,437,561    25,014,612
DoubleTree Guest Suites Atlanta       1,819,587    15,830,408        19,412      170,705    1,838,999   16,001,113    17,840,112
Radisson Hotel Arlington Heights      1,169,248    10,172,458        18,385      160,964    1,187,633   10,333,422    11,521,055
Holiday Inn Select Bucks County       2,134,789    18,572,663        15,267      132,819    2,150,055   18,705,482    20,855,537
Hilton Hotel Cocoa Beach              2,208,955    19,217,910        18,079      157,283    2,227,034   19,375,193    21,602,227
Radisson Twin Towers Orlando          7,899,118    62,608,209        28,197      223,460    7,927,314   62,831,669    70,758,983
Crowne Plaza Phoenix                  1,540,746    14,009,678         6,260       54,464    1,547,006   14,064,142    15,611,148
Hilton Airport Hotel Grand Rapids     1,690,584    14,376,596         1,958       21,847    1,692,543   14,398,443    16,090,986
Marriott West Loop Houston            2,261,461    19,228,220         6,928       60,271    2,268,388   19,288,491    21,556,879
Houston Office Building               1,598,272    13,070,611        38,405    1,055,480    1,636,677   14,126,091    15,762,768
Courtyard by Marriott Durham          1,150,107     9,200,839                               1,150,106    9,200,839    10,350,946
                                   ------------  ------------   ----------- ------------ ------------ ------------  ------------
Total                              $ 46,031,267  $434,554,435    $  321,553 $ 15,020,851 $ 46,352,820 $449,575,286  $495,928,106
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


COOPERS & LYBRAND L.L.P.



Dallas, Texas
January 30, 1998, except for
Note 6, as to which the date is
March 16, 1998

                               AGH LEASING, L.P.
                          CONSOLIDATED BALANCE SHEET
                    DECEMBER 31, 1997 AND DECEMBER 31, 1996


                                                                          1997                     1996
                                                                  ----------------------    --------------------
                             ASSETS
  Investments in hotel properties, at cost
       Furniture, fixtures and equipment.....................           $ 315,000                 $ 315,000
       Less accumulated depreciation.........................
                                                                          (89,250)                  (26,250)
                                                                  ----------------------    --------------------
  Net investment in hotel properties.........................             225,750                   288,750
  Cash and cash equivalents..................................           8,781,329                 5,673,232
  Accounts receivable, net of allowance for doubtful
      accounts of $73,915 and $5,291 as of December 31, 1997
      and 1996, respectively.................................           6,247,083                 2,822,936
  Inventories................................................           1,007,296                   448,234
  Prepaid expenses...........................................           1,067,384                   553,400
  Deferred expenses..........................................             159,207                   194,287
  Other assets...............................................             283,997                    47,985
                                                                  ----------------------    --------------------
            Total assets.....................................        $ 17,772,046              $ 10,028,824
                                                                  ======================    ====================

                LIABILITIES AND PARTNERS' DEFICIT
  Accounts payable, trade....................................        $  2,642,639              $  1,054,902
  Participating Lease payable, American General Hospitality
      Operating Partnership, L.P.............................           7,999,122                 3,979,242
  Note payable to American General Hospitality Operating
      Partnership, L.P.......................................             234,321                  287,684
  Accrued expenses and other liabilities.....................           5,327,522                4,198,035
  Deferred income............................................           2,100,000                  730,000
  Minority interest in Twin Towers Leasing, L.P..............           1,197,442
                                                                  ----------------------    --------------------
            Total liabilities................................          19,501,046               10,249,863
                                                                  ----------------------    --------------------
  Commitments and contingencies (Notes 1 and 2)
  Partners' deficit:
      Partner's deficit - General Partner....................             (17,290)                  (2,210)
      Partners' deficit - Limited Partners...................          (1,711,710)                (218,829)
                                                                  ----------------------    --------------------
            Total partners' deficit..........................          (1,729,000)                (221,039)
                                                                  ----------------------    --------------------
            Total liabilities and partners' deficit..........        $ 17,772,046             $ 10,028,824
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

                               AGH LEASING, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
          FOR THE PERIOD FROM JULY 31, 1996 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1996
                   AND FOR THE YEAR ENDED DECEMBER 31, 1997



                                                                                  General         Limited
                                                                                  Partner         Partners            Total
                                                                                     1%              99%
                                                                              --------------  ----------------   -----------------
    Initial capitalization at inception                                        $   5,000       $     495,000      $      500,000
    Net loss for the period from July 31, 1996 through December 31, 1996          (7,210)           (713,829)           (721,039)
                                                                              --------------  ----------------   -----------------
    Balance at December 31, 1996                                                  (2,210)           (218,829)           (221,039)
    Partner distributions                                                           (571)            (56,535)            (57,106)
    Net loss for the year ended December 31, 1997..........................      (14,509)         (1,436,346)         (1,450,855)
                                                                              --------------  ----------------   -----------------
    Balance at December 31, 1997...........................................    $ (17,290)      $  (1,711,710)     $   (1,729,000)
                                                                              ==============  ================   =================


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


         In order to facilitate compliance with state and local liquor laws and regulations, AGH Leasing subleases those areas of certain of the hotels that comprise the restaurant and other areas where alcoholic beverages are served to the Beverage Corporations, 39 of which are wholly owned by a senior executive of the Company but controlled by AGH Leasing. In accordance with the terms of the Beverage Subleases, each Beverage Corporation is obligated to pay to AGH Leasing rent payments equal to 30% of each such corporation's annual gross revenues generated from the sale of alcoholic beverages generated from such areas; however, pursuant to the Participating Leases, such subleases will not reduce the Participating Rent payments to the Operating Partnership, which it is entitled to receive from such beverage sales.

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
                                                           ===================


5.       PRO FORMA INFORMATION (UNAUDITED)

         Due to the impact of the IPO and other hotel acquisitions made by the Company and leased to AGH Leasing, the historical results of operations may not be indicative of future results of operations. The following

                               AGH LEASING, L.P.

unaudited pro forma information of AGH Leasing is presented as if the transactions previously described had occurred on January 1, 1996 and all of the December 31 Hotels had been leased pursuant to the Participating Leases since that date.

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