Form 10-Q/A
period 1998-03-31
AMERICAN GENERAL HOSPITALITY CORP
filed 1998-05-22
CIK 1012967

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q/A


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




     The number of shares of common stock, par value $0.01 per share of American General Hospitality Corporation outstanding on May 22, 1998 was 24,315,832.

                   AMERICAN GENERAL HOSPITALITY CORPORATION


This Quarterly Report on Form 10-Q/A contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q/A pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q/A and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.


                                                 INDEX
                                                                                                    PAGE
PART I     FINANCIAL INFORMATION
           Item 1      Financial Statements
           AMERICAN GENERAL HOSPITALITY CORPORATION
                Consolidated Balance Sheets - March 31, 1998 (unaudited) and December
                    31, 1997.....................................................................     3
                Consolidated Statements of Operations for the Three Months ended March
                    31, 1998 and 1997 (unaudited)................................................     4
                Consolidated Statement of Shareholders' Equity for the Three Months
                    Ended March 31, 1998 (unaudited).............................................     5
                Consolidated Statements of Cash Flows for the Three Months Ended March
                    31, 1998 and 1997 (unaudited)................................................     6
                Notes to Consolidated Financial Statements.......................................     8
                Pro Forma Consolidated Balance Sheet - March 31, 1998 (unaudited)................    14
                Pro Forma Consolidated Statement of Operations for the Three Months
                    Ended March 31, 1998 (unaudited).............................................    17
           AGH LEASING, L.P. ("AGH LEASING")
                Consolidated Balance Sheet - March 31, 1998 (unaudited) and December 31,
                    1997.........................................................................    23
                Consolidated Statements of Operations for the Three Months Ended March
                    31, 1998, and 1997 (unaudited)...............................................    24
                Consolidated Statement of Partners' Capital for the Three Months Ended
                    March 31, 1998 (unaudited)...................................................    25
                Consolidated Statement of Cash Flows for the Three Months Ended March
                    31, 1998 and 1997 (unaudited)................................................    26
                Notes to Consolidated Financial Statements.......................................    27
                Pro Forma Consolidated Statement of Operations for the Three Months
                    Ended March 31, 1998 (unaudited).............................................    30
           CLIFTON HOLDING CORP. ("PRIME LESSEE")
                Consolidated Balance Sheet - March 31, 1998 (unaudited)..........................    34
                Consolidated Statement of Operations for the period from January 8, 1998
                    (inception of operations) through March 31, 1998 (unaudited).................    35
                Consolidated Statement of Shareholders' Equity for the period from
                    January 8, 1998 (inception of operations) through March 31, 1998
                    (unaudited)..................................................................    36
                Consolidated Statement of Cash Flows for the period from January 8, 1998
                    (inception of operations) through   March 31, 1998 (unaudited)...............    37
                Notes to Consolidated Financial Statements.......................................    38
                Pro Forma Consolidated Statement of Operations for the Three Months
                    ended March 31, 1998 (unaudited).............................................    41
           Item 2      Management's Discussion and Analysis of Financial Condition and Results
                           of Operations.........................................................    44
PART II    OTHER INFORMATION
           Item 2      Changes in Securities and Use of Proceeds.................................    53
           Item 6      Exhibits and Reports on Form 8-K..........................................    54
SIGNATURE                                                                                            55


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

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)




                                                       COMMON STOCK         ADDITIONAL    UNEARNED     DISTRIBUTIONS
                                                                             PAID-IN      OFFICERS'    IN EXCESS OF       TOTAL
                                                                             CAPITAL     COMPENSATION    EARNINGS
                                                  ---------------------
                                                    SHARES      DOLLARS
                                                  ----------   --------   ------------   -----------   ------------   ------------
Balance at December 31, 1997....................  21,182,308   $211,823   $447,573,312   $(724,792)    $ (3,810,796)  $443,249,547

Distributions declared March 13, 1998
($0.4275 per share).............................                                                        (10,395,018)   (10,395,018)

Issuance of common shares.......................       7,500         75        206,648    (206,723)                             --

Issuance of common shares
for ABKB/LaSalle offering, net of expenses
and allocation to minority interest
($173,161)......................................     614,672      6,146     15,320,261                                  15,326,408

Allocation of minority interest from the
issuance of Prime Group I OP Units..............                             2,422,125                                   2,422,125

Allocation of minority interest from the
issuance of O'Hare OP Units.....................                             6,299,909                                   6,299,909

Issuance of common shares for Unit Investment
Trust offerings, net of expenses and
allocation to minority interest ($740,770)......   2,511,352     25,114     65,538,897                                  65,564,010

Amortization of unearned officers'
compensation....................................                                            52,988                          52,988

Net income......................................                                                          8,094,770      8,094,770
                                                  ----------   --------   ------------   ---------     ------------   ------------
Balance at March 31, 1998.......................  24,315,832   $243,158   $537,361,152   $(878,527)    $ (6,111,044)  $530,614,739
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

     At March 31, 1998, the Company owned 53 interests in hotels in 21 states consisting of the 13 IPO Hotels and the hotels acquired in the periods indicated below (collectively the "Current Hotels").


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

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the financial statements and notes thereto of the Company and the Lessee included in the Company's Form 10-K/A for the fiscal year ended December 31, 1997 ("the "10-K"). The notes to the financial statements included herein highlight significant changes to the notes included in the 10-K and present interim disclosures required by SEC. The accompanying financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All adjustments are of a normal and recurring nature.


     Recent Accounting Pronouncements - In June of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company has determined that it does not have any items which would require the inclusion of a statement of comprehensive income in the financial statements.

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

Pending Acquisitions

     Prime Group II - The Company has entered into agreements to acquire from Prime 11 full-service hotels (the "Prime Group II Acquisition"). The closing of the purchase can occur at the Company's option at any time between September 30, 1998 and March 31, 1999. The aggregate purchase price is payable entirely in cash. Currently the Company does not have a firm commitment for financing the transaction. Management anticipates, assuming market conditions remain favorable, that it will obtain financing to complete the acquisition. In 1998, Prime is obligated to complete an $18 million improvement program on the Prime Group II Acquisition hotels and the closing of the Prime Group II Acquisition will follow the completion of the renovation program. Each of the Prime Group II Acquisition hotels is expected to be leased and managed by the Prime Lessee or other affiliates of Prime. The Prime Group II Acquisition hotels are operated under franchise affiliations with Crowne Plaza, Holiday Inn, Radisson, Sheraton and Ramada.

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

                   AMERICAN GENERAL HOSPITALITY CORPORATION

                     PRO FORMA CONSOLIDATED BALANCE SHEET

                                MARCH 31, 1998

     The following unaudited Pro Forma Consolidated Balance Sheet is presented as if the Company had completed the acquisition of the 2 pending hotel acquisitions (the "Proposed Acquisition Hotels", together with the hotels owned at March 31, 1998, the "Hotels") including the Madison Hotel Acquisition and the Select Inn Bloomington as of March 31, 1998. The Pro Forma Consolidated Balance Sheet does not include the effects of the Proposed Merger with CapStar or the acquisition of the Prime Group II Acquisition Hotels.

     In management's opinion, all material adjustments necessary to reflect the effect of these transactions have been made.

     The following unaudited Pro Forma Consolidated Balance Sheet is derived from the Company's Consolidated Balance Sheet as of March 31, 1998 and should be read in conjunction with the financial statements filed with American General Hospitality Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

     The following Pro Forma Consolidated Balance Sheet is not necessarily indicative of what the actual financial position would have been assuming such transactions had been completed as of March 31, 1998, nor does it purport to represent the future financial position of American General Hospitality Corporation.

                   AMERICAN GENERAL HOSPITALITY CORPORATION
                     PRO FORMA CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1998
                                  (UNAUDITED)

                                                                                 PROPOSED
                                                          COMPANY              ACQUISITION
                                                         HISTORICAL               HOTELs              PRO FORMA
                                                            (A)                    (B)              BALANCE SHEET
                                                       --------------           -----------         --------------
               ASSETS

Investment in hotel properties, net.................   $1,071,107,687           $15,741,000 (C)     $1,086,848,687
Cash and cash equivalents...........................          972,619                                      972,619
Restricted cash.....................................        3,357,229                                    3,357,229
Participating Lease receivable  - Lessee............       17,102,846                                   17,102,846
Investment in PSS I, Inc............................        4,865,422                                    4,865,422
Mortgage note receivable  PSS I, Inc................       43,509,048                                   43,509,048
Deferred expenses, net..............................        5,154,896                                    5,154,896
Other assets........................................        1,788,037                                    1,788,037
Notes receivable  AGH Leasing L.P...................          220,136                                      220,136
                                                       --------------           -----------         --------------
     Total assets...................................   $1,148,077,920           $15,741,000         $1,163,818,920
                                                       ==============           ===========         ==============
     LIABILITIES AND SHAREHOLDERS' EQUITY

Debt................................................   $   59,457,735 (D)                           $   59,457,735
Debt, Credit Facilities.............................      442,112,177           $15,741,000 (E)        457,853,177
Distributions payable...............................       11,877,198                                   11,877,198
Accounts payable, trade, accrued
  expenses and other liabilities....................       18,912,038                                   18,912,038
Minority interest in Operating Partnership..........       85,104,033                                   85,104,033
                                                       --------------           -----------         --------------
     Total liabilities..............................      617,463,181            15,741,000            633,204,181
                                                       --------------           -----------         --------------
Shareholders' Equity

Common stock........................................          243,158                                      243,158
Additional paid-in capital..........................      537,361,152                                  537,361,152
Unearned officers' compensation.....................         (878,527)                                    (878,527)
Distributions in excess of earnings.................       (6,111,044)                                  (6,111,044)
                                                       --------------           -----------         --------------
     Total shareholders' equity.....................      530,614,739                                  530,614,739
                                                       --------------           -----------         --------------
     Total liabilities and shareholders'
       equity.......................................   $1,148,077,920           $15,741,000         $1,163,818,920
                                                       ==============           ===========         ==============


 The accompanying notes are an integral part of these pro forma consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

                 NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET

(A) Represents the historical balance sheet of the Company as of March 31, 1998.

(B) Proposed Acquisition Hotels represent the acquisition of the hotels, including closing costs, to be acquired by the Company, which are currently under contract. The acquisitions are to be financed through borrowings under the Company's Credit Facilities. The Proposed Acquisition Hotels include the Madison Hotel and the Select Inn Bloomington.

(C) Represents the increase resulting from the purchase of the following Proposed Acquisition Hotels, including estimated closing costs (the purchase includes only the land, building and improvements and furniture, fixtures and equipment):

     Purchase of the Proposed Acquisition Hotels, including closing costs:
          Madison Hotel                                                       $12,161,000
          Select Inn Bloomington                                                3,580,000
                                                                             ------------

        Total increase                                                        $15,741,000
                                                                             ============

     The allocation of the Proposed Acquisition Hotels' purchase price to the assets acquired consists of the following:

                                                   Proposed Acquisition
                                                          Hotels
                                               --------------------------
          Land                                             $ 1,574,100
          Building and improvements                         12,739,020
          Furniture, fixtures and equipment                  1,427,880
                                               --------------------------

                                                           $15,741,000
                                               ==========================

(D) Aggregate annual principal payments for the Company's pro forma mortgage indebtedness at March 31, 1998 are as follows.

                              Year                                              Amount
          -----------------------------------------------              ------------------------
          Remainder of 1998..............................                           $ 1,371,459
          1999...........................................                             1,995,513
          2000...........................................                             2,184,148
          2001...........................................                             6,124,457
          2002...........................................                            10,343,014
          2003 and thereafter............................                            37,439,144
                                                                       ------------------------

          Aggregate annual principal payments............                           $59,457,735
                                                                       ========================

(E) The Company intends to finance the acquisition of the Proposed Acquisition Hotels with borrowings under its current Credit Facilities.

     Borrowings to purchase the Proposed Acquisition Hotels
          Madison Hotel                                                                                       $12,161,000
          Select Inn Bloomington                                                                                3,580,000
                                                                                            -----------------------------

          Total borrowings to purchase the Proposed Acquisition Hotels                                        $15,741,000
                                                                                            =============================

                   AMERICAN GENERAL HOSPITALITY CORPORATION

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                     FOR THE QUARTER ENDED MARCH 31, 1998


     The following unaudited Pro Forma Consolidated Statement of Operations is presented as if the Company had completed (i) the follow-on primary public offering of 6,368,300 shares of Common Stock (the "1997 Public Offering") on February 7, 1997, (ii) the sale of 2,671,705 shares of Common Stock to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership (the "ABKB Offering") between November 1, 1997 and February 15, 1998, (iii)the follow-on primary offering of 4,250,000 shares of Common Stock (the "Second 1997 Offering") on November 13, 1997, (iv) the sale of 1,052,650, 1,095,890 and 362,812 shares of Common Stock on February 18, 1998, February 23, 1998 and February 27, 1998, respectively, issued through three separate public offerings pursuant to the Shelf Registration (the "UIT Offerings") and (v) the acquisitions of the interests in 26 hotels acquired in the first quarter of 1998, 12 hotels and office building acquired during 1997 and 15 hotels acquired during 1996 all owned as of March 31, 1998 (the "March 31 Hotels") and the acquisition of the 2 pending hotel acquisitions (the "Proposed Acquisition Hotels", together with the March 31 Hotels, the "Hotels") including the Madison Hotel Acquisition and the Select Inn Bloomington as of January 1, 1997. The Pro Forma Consolidated Statement of Operations does not include the effects of the Proposed Merger with CapStar or the acquisition of the Prime Group II Acquisition Hotels.

     In management's opinion, all material adjustments necessary to reflect the effect of these transactions have been made.

     The following unaudited Pro Forma Consolidated Statement of Operations is derived from the Company's Consolidated Statements of Operations for the quarter ended March 31, 1998 and should be read in conjunction with the financial statements filed with American General Hospitality Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

     The following Pro Forma Consolidated Statement of Operations is not necessarily indicative of what the actual results of operations would have been assuming such transactions had been completed as of January 1, 1997.

                    AMERICAN GENERAL HOSPITALITY CORPORATION
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)


                                              HISTORICAL       ACQUIRED
                                             THREE MONTHS       HOTELS        PROPOSED      ABKB OFFERING
                                                 ENDED         PRO FORMA     ACQUISITION       AND UIT
                                            MARCH 31, 1998    ADJUSTMENTS      HOTELS         OFFERINGS       COMBINED
                                                   (A)           (B)            (C)              (D)          PRO FORMA
                                            --------------    -----------    -----------    -------------    ------------
Revenues

   Participating Lease revenue (E).........  $31,248,960      $4,903,130      $ 338,258                      $36,490,348
   Office building rental income (F).......      817,693                                                         817,693
   Interest income (G).....................      710,874         560,593                                       1,271,467
                                             -----------      ----------      ---------      ----------      -----------
          Total revenue....................   32,777,527       5,463,723        338,258                       38,579,508
                                             -----------      ----------      ---------      ----------      -----------
Expenses

   Depreciation (H)........................    8,603,977       1,122,304        153,054                        9,879,335
   Amortization (I)........................      442,253          16,347                                         458,600
   Real estate and personal property
     taxes and property insurance (J)......    3,187,435         672,212         86,416                        3,946,063
   Office building operating expense (F)...      370,090                                                         370,090
   General and administrative..............      757,246                                                         757,246
   Ground lease expense (K)................      626,745         672,577                                       1,299,322
   Amortization of unearned
      officers' compensation...............       52,988                                                          52,988
   Merger expenses (L).....................    2,100,000                                                       2,100,000
   Interest expense (M)....................    7,344,834       2,665,844        295,144        (722,659)       9,583,163
                                             -----------      ----------      ---------      ----------      -----------
          Total expenses...................   23,485,568       5,149,284        534,614        (722,659)      28,446,807
                                             -----------      ----------      ---------      ----------      -----------

   Income before minority interest.........    9,291,959         314,439       (196,356)        722,659       10,132,701

   Minority interest (N)...................    1,197,190                                                       1,400,524
                                             -----------                                                     -----------
   Net income applicable to common
      stockholders.........................  $ 8,094,769                                                     $ 8,732,177
                                             ===========                                                     ===========

   Net income per basic common share.......  $      0.35                                                     $      0.36
                                             ===========                                                     ===========
   Weighted average number of
      basic shares of Common Stock
      outstanding..........................   22,807,034                                                      24,270,320
                                             ===========                                                     ===========

   Net income per diluted common share.....  $      0.35                                                     $      0.36
                                             ===========                                                     ===========
   Weighted average number of
      diluted shares of Common Stock
      outstanding..........................   23,032,863                                                      24,496,149
                                             ===========                                                     ===========


  The accompanying notes are an integral part of these pro forma consolidated financial statements.

                   AMERICAN GENERAL HOSPITALITY CORPORATION

            NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(A) Represents the Company's historical statement of operations for the year ended March 31, 1998.

(B) Represents the adjustment necessary to present a statement of operations of the 26 hotels purchased during the first quarter of 1998 prior to the ownership by the Company based on historical balances of the previous owners. The combination of the historical statement of operations presented in (A) and the pro forma statements of operations presented in
     (B) would be the results of the 53 hotels owned by the Company as if the Company owned the hotels as of January 1, 1997.

(C) Proposed Acquisition Hotels represent the acquisition of the hotels, including closing costs, to be acquired by the Company, which are currently under contract. The acquisitions are to be financed through borrowings under the Company's Credit Facilities. The Proposed Acquisition Hotels include the Madison Hotel and the Select Inn Bloomington.

(D) Represents the adjustment to interest expense for the quarter as a result of the repayment of borrowings under the Company's Credit Facilities with the net proceeds from the ABKB Offering and the UIT Offerings. The adjustment made are for the time prior to the consummation of the equity transaction only.

                                                                                                               Reduction in
                                                                                                             interest expense
                                                                                                             for time prior to
                                                          Net proceeds               Interest Rate             consummation
                                                    ----------------------     ----------------------      -------------------------
     ABKB Offering                                            $ 67,576,019                       7.5 %                      $ 25,833
     UIT Offerings                                              66,304,598                       7.5 %                       696,826
                                                    ----------------------                                 -------------------------
     Total                                                    $133,880,617                                                  $722,659
                                                    ======================                                 =========================

(E) Represents lease payments from the Lessee to the Operating Partnership pursuant to the Participating Leases calculated on a pro forma basis by applying the rent provisions for the Participating Leases to the revenues of the Hotels. The departmental revenue thresholds in the Participating Leases are seasonally adjusted for interim periods. The Participating Lease payments for the Proposed Acquisition Hotels are calculated by applying the rent provisions applicable in the first year of the respective leases to the historical operating revenues of the hotels prior to the acquisition by the Company.

                                                                                            Excess of
                                                                                          Participating              Total
                                                                                          Rent over Base         Participating
                                                                     Base Rent                 Rent                  Rent
                                                                --------------------   --------------------   -------------------
     March 31 Hotels                                                    $22,755,423            $13,396,667           $36,152,090
                                                                --------------------   --------------------   -------------------

     Base and Participating Lease payments for the Proposed
      Acquisition Hotels
          Madison Hotel                                                     238,997                      0               238,997
          Select Inn Bloomington                                             99,261                      0                99,261
                                                                --------------------   --------------------   -------------------

          Total for the Proposed Acquisition Hotels                         338,258                      0               338,258
                                                                --------------------   --------------------   -------------------

                                                                        $23,093,681            $13,396,667           $36,490,348
                                                                ====================   ====================   ===================

(F) Represents the rental income and operating expenses associated with the Houston Office Building, which was acquired by the Company in a portfolio transaction on June 25, 1997.

(G) The adjustment represents the interest income earned on the mortgage notes receivable the Company has from PSS I, Inc. The notes bear interest at a rate of 12% per annum, payable in monthly installments of interest only. PSS I, Inc. is a preferred stock subsidiary which owns four properties acquired in the FSA Portfolio Acquisition which are slated for sale.

(H) Represents pro forma depreciation on the Operating Partnership's investment in the Hotels. Pro forma depreciation is computed based upon estimated useful lives of 39 years for buildings and improvements and 5 years for furniture, fixtures and equipment. The allocation of the cost of the Hotels is as follows:

                                                                                 Proposed
                                                  March 31 Hotels           Acquisition Hotels                 Total
                                              ------------------------    -----------------------    -------------------------
     Land                                               $   91,294,896                $ 1,574,100               $   92,868,996
     Building and improvements                             865,894,477                 12,739,020                  878,633,497
     Furniture, fixtures and
          equipment                                         91,557,219                  1,427,880                   92,985,099
                                              ------------------------    -----------------------    -------------------------

                                                        $1,048,746,592                $15,741,000               $1,064,487,592
                                              ========================    =======================
     Construction in progress                                                                                       49,176,932
     Accumulated depreciation as of
          March 31, 1998                                                                                           (26,815,837)
                                                                                                     -------------------------
                                                                                                                $1,086,848,687
                                                                                                     =========================

(I) Represents amortization of deferred loan costs related to the Company's Credit Facilities, amortization of franchise transfer costs and amortization of organizational costs and other deferred expenses. Deferred loan costs are amortized utilizing a method which approximates the interest method over the remaining term of the Credit Facilities. Franchise transfer costs are amortized over the term of the related franchise agreements which approximates 10 years. Organizational costs and other deferred expenses are amortized over terms ranging from 5 to 12 years.

(J) Represents amounts to be paid by the Operating Partnership for real estate and personal property taxes and property insurance. The amounts included were derived from the historical amounts paid with respect to the Hotels adjusted for estimated probable real estate and personal property tax increases.

                                                                                  Real estate and personal
                                                                                      property taxes and
                                                                                      property insurance
                                                                                  --------------------------
     Real estate and personal property taxes and property insurance for the
     Proposed Acquisition Hotels                                                   $               86,416
                                                                                   =========================

(K) Represents the amounts to be paid by the Operating Partnership for ground leases underlying the properties. Eight of the Hotels are subject to ground leases with third parties with respect to the land underlying each such hotel. The ground leases are triple net leases which required the tenant to pay all expenses of owning and operating the hotel, including real estate taxes and structural maintenance and repair. The Westin Key Largo is subject to a ground lease related to the bay bottom area fronting the property.

     Minimum future rental payments for all the ground leases to be paid by Company at March 31, 1998 are as follows:

          Year                                                    Amount
          -----------------------------------------------    ---------------------
          1998...........................................              $   890,394
          1999...........................................                1,187,191
          2000...........................................                1,187,191
          2001...........................................                1,187,191
          2002...........................................                1,224,691
          2003 and thereafter............................               75,815,042
                                                             ---------------------

          Minimum future rental payments                               $81,491,700
                                                             =====================

(L) Represents the merger expenses recorded in the first quarter of 1998 relating to the Proposed Merger with CapStar Hotel Company. The merger expenses include costs for: Underwriters, legal expenses, accounting and auditing expenses and other miscellaneous costs.

(M) Represents pro forma interest expense on the following debt for the quarter ended March 31, 1998:

                                                                                    Pro Forma          Combined Pro
                                                              Historical            Adjustment             Forma
                                                          ------------------   -------------------    ---------------
     March 31 Hotels
          Holiday Inn Select DFW Airport South (1)                $  298,573                              $   298,573
          Courtyard by Marriott Meadowlands (2)                       90,616                                   90,616
          DoubleTree Guest Suites Atlanta (3)                        227,820                                  227,820
          Radisson Hotel Arlington Heights (4)                       203,757                                  203,757
          Crowne Plaza Portland (5)                                  128,211            $   12,382            140,593
          Ramada Plaza Shelton (6)                                   119,072                11,499            130,571
          Holiday Inn O'Hare International Airport (7)               324,877               183,720            508,597
          Credit Facilities                                        5,951,908             2,458,243          8,410,151
                                                          ------------------   -------------------    ---------------
                                                                   7,344,834             2,665,844         10,010,678
                                                          ------------------   -------------------    ---------------
     Proposed Acquisition Hotels
          Credit Facilities - Madison Hotel                                                228,019            228,019
          Credit Facilities - Select Inn Bloomington                                        67,125             67,125
                                                                               -------------------    ---------------
                                                                                           295,144            295,144
                                                                               -------------------    ---------------
     Equity offerings
          ABKB Offering                                                                    (25,832)           (25,832)
          UIT Offerings                                                                   (696,827)          (696,827)
                                                                               -------------------    ---------------
                                                                                          (722,659)          (722,659)
                                                                               -------------------    ---------------

     Total interest expense                                       $7,344,834            $2,238,329        $ 9,583,163
                                                          ==================   ===================    ===============

     (1) First mortgage note payable in monthly installments including interest at the fixed rate of 8.75%; maturing on February 1, 2011 at which time a balloon payment of approximately $6,120,000 will be due and payable; collateralized by the Holiday Inn Select Dallas DFW Airport South

     (2) First mortgage note payable in monthly installments including interest at the fixed rate of 7.5%; maturing on December 1, 2001 at which time a balloon payment of approximately $3,985,000 will be due and payable; collateralized by the Courtyard by Marriott Meadowlands

     (2) Construction loan payable in monthly installments including interest at the fixed rate of 7.89%; maturing on January 1, 2001; collateralized by the Courtyard by Marriott Meadowlands

     (3) First mortgage note payable in monthly installments at a fixed rate of 9.75%; maturing on July 1, 2002, at which time a balloon payment of approximately $8,200,000 will be due and payable; collateralized by the DoubleTree Guest Suites Atlanta

     (4) One year first mortgage note payable in monthly installments of interest only at a fixed rate of 7.5%; collateralized by the Radisson Hotel Arlington Heights; matured on February 28, 1998, at which time the balance of $8,218,755 was paid

     (5) First mortgage note payable in monthly installments at a fixed rate of 10.5%; maturing in December 2004, at which time a balloon payment of approximately $4.1 million will be due and payable; collateralized by the Crowne Plaza Portland

     (6) First mortgage note payable in monthly installments at a fixed rate of 10.5%; maturing in December 2004, at which time a balloon payment of approximately $3.9 million will be due and payable; collateralized by the Ramada Plaza Shelton

     (7) First mortgage note payable in monthly installments at a fixed rate of 9.0%; maturing on January 1, 2012; collateralized by the Holiday Inn O'Hare International Airport

          On February 13, 1998 the Company replaced its $300 million secured line of credit with two new unsecured credit facilities in the aggregate principle amount of $600 million (collectively, the "Credit Facilities"). The Credit Facilities have a three-year term and bear interest based upon the 30-day, 60-day or 90-day LIBOR (5.6875%, 5.6875% and 5.7109% as of
     March 31, 1998) at the option of the Company, plus an applicable margin for all or part of the Facilities (the "Margins"). The Margins, which are adjusted on a quarterly basis, range from 1.40% per annum to 2.0% per annum, based upon certain leverage ratios. As of March 31, 1998 the Margins were 1.875% per annum.


(N) Calculated at 12.9% for the historical period ended March 31, 1998 and at 13.8% for the pro forma periods presented.

                               AGH LEASING, L.P.
                          CONSOLIDATED BALANCE SHEET
                     MARCH 31, 1998 AND DECEMBER 31, 1997


                                                                              MARCH 31, 1997             DECEMBER 31, 1997
                                                                                (UNAUDITED)
                                                                        ------------------------      ---------------------
                              ASSETS

Investments in hotel properties, at cost
   Furniture, fixtures and equipment................................                 $   315,000                $   315,000
   Less accumulated depreciation....................................                    (105,000)                   (89,250)
                                                                        ------------------------      ---------------------
Net investment in hotel properties..................................                     210,000                    225,750
Cash and cash equivalents...........................................                  24,644,714                  8,781,329
Accounts receivable, net of allowance for doubtful accounts of
   $80,987 and $73,915 as of March 31, 1998 and December 31,
   1997, respectively...............................................                  12,594,508                  6,247,083
Inventories.........................................................                   1,508,406                  1,007,296
Prepaid expenses....................................................                   1,165,999                  1,067,384
Deferred expenses...................................................                     148,859                    159,207
Other assets........................................................                     457,900                    283,997
                                                                        ------------------------      ---------------------
          Total assets..............................................                 $40,730,386                $17,772,046
                                                                        ========================      =====================

           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable, trade.............................................                 $ 5,309,072                $ 2,642,639
Participating Lease payable, American General Hospitality
   Operating Partnership, L.P.......................................                  17,371,456                  7,999,122
Note payable to American General Hospitality Operating
   Partnership, L.P.................................................                     220,136                    234,321
Accrued expenses and other liabilities..............................                  13,227,644                  5,327,522
Deferred income.....................................................                   2,047,500                  2,100,000
Minority interest in Twin Towers Leasing, L.P.......................                   1,197,442                  1,197,442
                                                                        ------------------------      ---------------------
          Total liabilities.........................................                  39,373,250                 19,501,046

                                                                        ------------------------      ---------------------
Partners' capital (deficit)
Commitments and contingencies (Notes 1 and 2)
Partner's capital (deficit) - General Partner.......................                      13,571                    (17,290)
Partners' capital (deficit) - Limited Partners......................                   1,343,565                 (1,711,710)
                                                                        ------------------------      ---------------------
          Total partners' capital (deficit).........................                   1,357,136                 (1,729,000)
                                                                        ------------------------      ---------------------
          Total liabilities and partners' capital (deficit).........                 $40,730,386                $17,772,046
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

                               AGH LEASING, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)



                                                             General      Limited
                                                             Partner      Partners      Total
                                                               1%           99%
                                                             -------      --------      -----
Balance at December 31, 1997................................ $(17,290)  $(1,711,710) $(1,729,000)
Net income..................................................   30,861     3,055,275    3,086,136
                                                             --------   -----------  -----------
Balance at March 31, 1998................................... $ 13,571   $ 1,343,565  $ 1,357,136
                                                             ========   ===========  ===========


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

                               AGH LEASING, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     AGH Leasing, L.P. is a Delaware limited partnership which was formed on May 29, 1996, and commenced operations on July 31, 1996. AGH Leasing is owned in part by certain executive officers of American General Hospitality Corporation (the "Company") and American General Hospitality, Inc. ("AGHC"). AGH Leasing, L.P. leases 44 of the 53 Hotels (the "AGH Leasing Hotels") in which American General Hospitality Operating Partnership, L.P. (the "Operating Partnership") owns an interest in at March 31, 1998, pursuant to operating leases ("Participating Leases") which provide for rent based on the revenues of the AGH Leasing Hotels.

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

     The consolidated financial statements of AGH Leasing include the results of operations of the AGH Leasing Hotels leased from the Operating Partnership due to AGH Leasing's control over the operations of the AGH Leasing Hotels and their respective affiliated Beverage Corporations during the 12-year term of the Participating Leases. AGH Leasing has complete discretion in establishing room rates and all rates for hotel goods and services. Likewise, all operating expenses of the AGH Leasing are under the control of AGH Leasing. AGH Leasing has the right to manage or to enter into management contracts with other parties to manage the AGH Leasing Hotels. If AGH Leasing elects to enter into management contracts with parties other than AGHI, AGH Leasing must obtain prior written consent of the Operating Partnership, which consent may not be unreasonably withheld. AGH Leasing has entered into management agreements pursuant to which 44 of the AGH Leasing Hotels are managed by AGHI and the remaining AGH Leasing Hotel is managed by Wyndham Hotel Corporation.

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

2.   COMMITMENTS AND CONTINGENCIES


     Franchise costs represent the annual expense for franchise royalties and reservation services under the terms of hotel franchise agreements, which expire from 1998 to 2013. Franchise costs are based upon varying percentages of gross room revenue ranging from 1.0% to 5.0%. These fees are paid by the Lessee. No franchise costs were incurred for the Hotel Maison de Ville or the Lodge at Seaport Mystic.

     Forty-four of the AGH Leasing Hotels are managed by AGHI on behalf of the AGH Leasing. AGH Leasing pays AGHI a base management fee of 1.5% of total revenue and an incentive fee of up to 2.0% of total revenue. The incentive fee, if applicable, is equal to 0.025% of annual total revenue for each 0.1% increase in annual total revenue over the total revenues for the preceding twelve-month period up to the maximum incentive fee.

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

  In order to facilitate compliance with state and local liquor laws and regulations, AGH Leasing subleases those areas of certain of the Current Hotels that comprise the restaurant and other areas where alcoholic beverages are served to the Beverage Corporations, 39 of which are wholly owned by an executive of the Company but controlled by AGH Leasing. In accordance with the terms of the Beverage Subleases, each Beverage Corporation is obligated to pay to AGH Leasing rent payments equal to 30% of each such corporation's annual gross revenues generated from the sale of alcoholic beverages generated from such areas; however, pursuant to the Participating Leases, such subleases will not reduce the Participating Rent payments to the Operating Partnership, which it is entitled to receive from such beverage sales.

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

                               AGH LEASING, L.P.

                PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                     FOR THE QUARTER ENDED MARCH 31, 1998


     The following unaudited Pro Forma Consolidated Statement of Operations is presented as if the 45 hotels which the Company and its affiliates leases to AGH Leasing (the "AGH Leasing March 31 Hotels") and one of the additional hotels to be acquired by the Company and leased to AGH Leasing (the "Proposed Acquisition Hotel", together with the AGH Leasing March 31 Hotels, the "AGH Leasing Hotels") were leased pursuant to Participating Leases as of January 1, 1997. The Proposed Acquisition Hotel is the Madison Hotel Acquisition. The Pro Forma Consolidated Statement of Operations does not include the effects of the Proposed Merger with CapStar.

     In management's opinion, all material adjustments necessary to reflect the effect of these transactions have been made.

     The following unaudited Pro Forma Consolidated Statement of Operation are derived from AGH Leasing's Consolidated Statements of Operations as of March 31, 1998 and should be read in conjunction with the financial statements filed with American General Hospitality Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

     The following Pro Forma Consolidated Statement of Operations are not necessarily indicative of what the actual results of operations would have been assuming such transactions had been completed as of January 1, 1997.

                               AGH LEASING, L.P.
                PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

                                                    HISTORICAL      AGH LEASING
                                                   THREE MONTHS   MARCH 31 HOTELS     PROPOSED
                                                       ENDED         PRO FORMA       ACQUISITION
                                                  MARCH 31, 1998    ADJUSTMENTS        HOTELS          COMBINED
                                                         (A)           (B)              (C)            PRO FORMA
                                                  --------------    -----------      -----------      ------------
Revenues

   Room revenue (D).............................   $58,224,156      $10,591,753                       $68,815,909

   Food and beverage revenue (D)................    17,367,968        3,125,341                        20,493,309

   Other revenue (D)............................     3,449,076          839,369           3,373         4,291,818
                                                   -----------       ----------       ---------       -----------
          Total revenue.........................    79,041,200       14,556,463           3,373        93,601,036
Expenses                                           -----------       ----------       ---------       -----------

     Property operating cost and expenses (E)...   13,956,762         3,068,333           7,492        17,032,587

     Food and beverage costs and expenses (E)...   12,238,150         2,693,625            (411)       14,931,364

     General and administrative (E).............    6,315,376         1,486,918          46,447         7,848,741

     Advertising and promotion (E)..............    5,316,895         1,030,001           7,289         6,354,185

     Repairs and maintenance (E)................    2,906,546           735,838           1,135         3,643,519

     Utilities (E)..............................    2,872,937           694,370           9,151         3,576,458

     Management fees (F)........................    1,759,353           311,020                         2,070,373

     Franchise costs (G)........................    2,300,237           409,716                         2,709,953

     Depreciation...............................       15,750                                              15,750

     Amortization (H)...........................       10,348                                              10,348

     Interest expense...........................        5,858                                               5,858

     Other expense..............................       91,628            19,500                           111,128

      Participating Lease expense (I)...........   28,165,224         5,358,517         238,997        33,762,738
                                                  -----------      ------------       ---------       -----------
          Total expenses........................   75,955,064        15,807,838         310,100        92,073,002
                                                  -----------      ------------       ---------       -----------

Net income (loss)...............................  $ 3,086,136      $ (1,251,375)      $(306,727)      $ 1,528,034
                                                  ===========      ============       =========       ===========

  The accompanying notes are an integral part of these pro forma consolidated financial statements.

                               AGH LEASING, L.P.

            NOTES TO PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

     The Pro Forma Consolidated Statement of Operations of AGH Leasing, L.P. ("AGH Leasing") include the results of operations of the 45 hotels leased from the American General Hospitality Operating Partnership, L.P. (the "Operating Partnership") due to AGH Leasing's control over the operations of the hotels during the twelve-year term of the Participating Leases. AGH Leasing has complete discretion in establishing room rates and all rates for hotel goods and services. Likewise, all operating expenses of the hotels are under the control of AGH Leasing. AGH Leasing has the right to manage or to enter into management contracts with other parties to manage the hotels. If AGH Leasing elects to enter into management contracts with parties other than American General Hospitality, Inc. ("AGHI"), AGH Leasing must obtain the prior written consent of the Company, which consent may not be unreasonably withheld.

     AGH Leasing's results of operations are seasonal. Generally, hotel revenue is greater in the second and third quarters of a calendar year, although this may not be true for hotels in major tourist destinations. With the Company's acquisition and subsequent leasing of the FSA Portfolio Acquisition Hotels, which include several hotels in tourist destinations, the AGH Hotels may now produce greater revenues in the first and second quarters.

(A) Represents the Company's historical statement of operations for the year ended March 31, 1998.

(B) Represents the adjustments to present a statement of operations for the 18 hotels acquired by the Company and leased to AGH Leasing during the first quarter of 1998 prior to their acquisition by the Company based on historical balances of the previous owners. The combination of the historical statement of operations presented in column (A) and the pro forma statement of operation presented in column (B) represent the results of operations of the 45 AGH Leasing March 31 Hotels as if all of the AGH Hotels were acquired on January 1, 1997 and leased to AGH Leasing pursuant to a Participating Lease since that date.

(C) Proposed Acquisition Hotel represents the acquisition of one hotel, the Madison Hotel, to be acquired by the Company and leased to AGH Leasing pursuant to a Participating Lease. The Madison Hotel was closed for a complete renovation in September 1997 and is expected to reopen in July 1998.

(D) Represents historical room, food and beverage and other revenues of AGH Hotels.

(E)  Represents the historical expenses of the AGH Hotels.

(F) Represents management fees to be incurred under the Management Agreements. The management fees payable to AGHI consist of a base fee of 1.5% of total revenue and an incentive fee of up to 2.0% of total revenue. The incentive fee, if applicable, is equal to 0.025% of annual total revenue for each 0.01% increase in annual total revenues over the total revenues for the preceding twelve month period up to the maximum incentive fee. The payment of the management fees to AGHI by AGH Leasing is subordinate to AGH Leasing's obligations to the Company under the Participating Leases.


                                                                  Base                  Incentive                 Total
                                                             management fee          management fee           management fee
                                                         ---------------------   ---------------------   ----------------------
     AGH Leasing March 31 Hotels                                    $1,403,965                $666,408               $2,070,373

     Proposed Acquisition Hotel
          Madison Hotel                                                      0                       0                        0
                                                         ---------------------   ---------------------   ----------------------

     Total management fees                                          $1,403,965                $666,408               $2,070,373
                                                         =====================   =====================   ======================


(G) Represents the historical franchise fees of the AGH Hotels. Franchise fees associated with the hotel conversions are not included in the pro forma statements of operations since other impacts including possible revenue enhancements and operating expense reductions are also not included.

(H) Historical deferred loan costs and the related amortization has been eliminated since AGH Leasing is not expected to incur similar costs. Amortization expense relates to the amortization of organization costs which are being amortized over a 60 month period.

(I) Represents lease payments to the Operating Partnership from AGH Leasing pursuant to the Participating Leases calculated on a pro forma basis by applying the rent provisions of the Participating Leases to the revenues of the AGH Hotels. The departmental thresholds in the Participating Leases are seasonally adjusted for interim periods. The Participating Lease payments for the Acquired Hotels and the Proposed Acquisition Hotel are calculated by applying the rent provisions applicable in the first year of the respective leases to the historical operating revenues of the hotels prior to the acquisition by the Company.

                                                                                        Excess of
                                                                                      Participating
                                                                                      Rent over Base         Total Participating
                                                                 Base Rent                 Rent                     Rent
                                                          ---------------------   --------------------    -----------------------
     AGH Leasing March 31 Hotels                                   $20,195,193            $13,328,548                $33,523,741

     Base and Participating Lease payments for the
      Proposed Acquisition Hotel
          Madison Hotel                                                238,997                      0                    238,997
                                                          ---------------------   --------------------    -----------------------

          Total                                                    $20,434,190            $13,328,548                $33,762,738
                                                          =====================   ====================    =======================

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

                             CLIFTON HOLDING CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE PERIOD FROM JANUARY 8, 1998 (INCEPTION OF OPERATIONS)
                             THROUGH MARCH 31, 1998
                                  (UNAUDITED)


Cash flow from operating activities:
   Net income........................................................................................ $         23,194
   Adjustments to reconcile net income to net cash provided by operating activities:
   Changes in assets and liabilities:
      Accounts receivable............................................................................       (2,200,470)
      Prepaid expense................................................................................       (1,284,313)
      Inventories....................................................................................         (722,949)
      Other assets...................................................................................          (23,695)
      Accounts payable...............................................................................          954,305
      Accrued expenses and other liabilities.........................................................        2,542,551
                                                                                                      ----------------

            Net cash provided by operating activities................................................         (711,377)
                                                                                                      ----------------

Cash flows from investing activities:
   Investment in marketable securities...............................................................       (3,423,111)
                                                                                                      ----------------

            Net cash used in investing activities....................................................       (3,423,111)
                                                                                                      ----------------

Cash flows from financing activities:
   Capital contributions.............................................................................        5,529,101
                                                                                                      ----------------

            Net cash provided by financing activities................................................        5,529,101
                                                                                                      ----------------

Net change in cash and cash equivalents..............................................................        1,394,613
Cash and cash equivalents at beginning of period.....................................................                0
                                                                                                      ----------------

Cash and cash equivalents at end of period........................................................... $      1,394,613
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

     Eleven additional hotels ("Prime Group II") will be acquired from Prime between September 30, 1998 and March 31, 1999 at the option of the Company. The Prime Group I and Prime Group II Hotels (collectively, the "Prime Hotels") consist of the following:

        PROPERTY NAME                                        LOCATION                        NO. OF ROOMS
        -------------                                        --------                        ------------
        Prime Group I :
        St. Tropez Suites Las Vegas                          Las Vegas, Nevada                        149
        Crowne Plaza Suites Las Vegas                        Las Vegas, Nevada                        201
        Ramada Inn Mahwah                                    Mahwah, New Jersey                       128
        Sheraton Crossroads Hotel Mahwah                     Mahwah, New Jersey                       225
        Ramada Plaza Meriden                                 Meriden, Connecticut                     150
        Sheraton Four Points Hotel Mt. Arlington             Mt. Arlington, New Jersey                124
        Crowne Plaza Portland                                Portland, Oregon                         161
        Ramada Plaza Shelton                                 Shelton, Connecticut                     155
                                                                                             ------------
                                                                                                    1,293
                                                                                             ------------
        Prime Group II :
        Ramada Inn Armonk                                    Armonk, New York                         140
        Ramada Inn Danbury                                   Danbury, Connecticut                     181
        Ramada Inn Elmsford                                  Elmsford, New York                       101
        Radisson Hotel and Suites Fairfield                  Fairfield, New Jersey                    204
        Ramada Inn Fairfield                                 Fairfield, New Jersey                    176
        Crowne Plaza Hotel Hasbrouck Heights                 Hasbrouck Heights, New Jersey            355
        Holiday Inn Jamesburg                                Jamesburg, New Jersey                    150
        Holiday Inn Princeton                                Princeton, New Jersey                    240
        Sheraton Hotel Saratoga Springs                      Saratoga Springs, New York               240
        Radisson Suites Secaucus                             Secaucus, New Jersey                     151
        Radisson Hotel Trevose                               Trevose, Pennsylvania                    272
                                                                                             ------------
                                                                                                    2,210
        Total Prime Hotels                                                                          3,503
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

                             CLIFTON HOLDING CORP.

                  PRO FORMA COMBINED STATEMENT OF OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998


     The following unaudited Pro Forma Consolidated Statement of Operations is presented as if the Company had completed the acquisition of the eight Prime Group I Acquisition Hotels and leased them to Clifton Holding Corp (the "Prime Lessee") pursuant to Participating Leases as of January 1, 1997. The Pro Forma Consolidated Statement of Operations does not include the effects of the Prime Group II Acquisition Hotels.

     In management's opinion, all material adjustments necessary to reflect the effect of these transactions have been made.

     The following unaudited Pro Forma Combined Statement of Operation are derived from the Prime Portfolio Acquisition Hotels' Combined Statements of Operations as of December 31, 1997 and should be read in conjunction with the financial statements filed with American General Hospitality Corporation's Report on Form 8-K dated April 6, 1998 and filed April 7, 1998.

     The following Pro Forma Consolidated Statement of Operations are not necessarily indicative of what the actual results of operations would have been assuming such transactions had been completed as of January 1, 1997.

                             CLIFTON HOLDING CORP.
                PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

                                                  HISTORICAL
                                                   MARCH 31,           PRO FORMA
                                                      1998            ADJUSTMENTS
                                                       (A)                 (B)             PRO FORMA
                                                  -----------         -----------         -----------
Revenues
   Room revenue (C).............................  $ 7,604,805         $   419,617         $ 8,024,422
   Food and beverage revenue (C)................    2,971,362             151,697           3,123,059
   Other revenue (C)............................      353,323              53,323             406,646
   Interest income (C)..........................       23,111                                  23,111
                                                  -----------         -----------         -----------
     Total revenue..............................   10,952,601             624,637          11,577,238
                                                  -----------         -----------         -----------

Expenses
   Property operating costs and expenses (D)....    1,953,015             109,141           2,062,156
   Food and beverage costs and expenses (D).....    2,240,277             105,867           2,346,144
   General and administrative (D)...............      629,551              66,853             696,404
   Advertising and promotion (D)................      941,879              20,549             962,428
   Repairs and maintenance (D)..................      480,625              41,126             521,751
   Utilities (D)................................      568,653               1,720             570,373
   Other expense (D)............................          394                                     394
   Participating Lease expense (E)..............    4,115,013             228,015           4,343,028
                                                  -----------         -----------         -----------

     Total expenses.............................   10,929,407             573,271          11,502,678
                                                  -----------         -----------         -----------

     Net income (loss)..........................  $    23,194         $    51,366              74,560
                                                  ===========         ===========         ===========

  The accompanying notes are an integral part of these pro forma consolidated financial statements.

                             CLIFTON HOLDING CORP.

              NOTES TO PRO FORMA COMBINED STATEMENT OF OPERATIONS

     The pro forma combined statement of operations of the Clifton Holding Corp. (the "Prime Lessee") include the results of operations of the eight hotels leased from the American General Hospitality Operating Partnership, L.P. (the "Operating Partnership") due to Prime Lessee's control over the operations of the hotels during the ten-year term of the Participating Leases. The Prime Lessee has complete discretion in establishing room rates and all rates for hotel goods and services. Likewise, all operating expenses of the hotels are under the control of the Prime Lessee. The Prime Lessee has the right to manage or to enter into management contracts with other parties to manage the hotels. If the Prime Lessee elects to enter into management contracts with other parties, the Prime Lessee must obtain the prior written consent of the Company, which consent may not be unreasonably withheld.

     The Prime Lessee's results of operations are seasonal. Generally, hotel revenue is greater in the second and third quarters of a calendar year, although this may not be true for hotels in major tourist destinations

(A) Represents the Prime Group I Acquisition Hotels' historical statement of operations for the three months ended March 31, 1998.

(B) Represents the adjustments to present a statement of operations for the eight hotels acquired by the Company and leased to the Prime Lessee during 1998 prior to their acquisition by the Company based on historical balances of the previous owners. The combination of the historical statement of operations presented in column (A) and the pro forma adjustments in column
     (B) represent the results of operations of the eight Prime Group I Acquisition Hotels as if all of the Prime Group I Acquisition Hotels were acquired on January 1, 1997 and leased to the Prime Lessee pursuant to a Participating Lease since that date.

(C) Represents historical room, food and beverage and other revenues of the Prime Group I Acquisition Hotels.

(D)  Represents the historical expenses of the Prime Group I Acquisition Hotels.

(E) Represents lease payments to the Operating Partnership from the Prime Lessee pursuant to the Participating Leases calculated on a pro forma basis by applying the rent provisions of the Participating Leases to the revenues of the Prime Group I Acquisition Hotels. The departmental thresholds in the Participating Leases are seasonally adjusted for interim periods. The Participating Lease payments for the Prime Group I Acquisition Hotels are calculated by applying the rent provisions applicable in the first year of the respective leases to the historical operating revenues of the hotels prior to the acquisition by the Company.


                                                                                           Excess of
                                                                                         Participating               Total
                                                                                         Rent over Base         Participating
                                                                     Base Rent                Rent                   Rent
                                                                ------------------   --------------------   ---------------------
     Prime Group I Acquisition Hotels                                   $3,382,139               $960,889              $4,343,028
                                                                ==================   ====================   =====================

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

Pro Forma for the Three Months Ended March 31, 1998

     On a pro forma basis, the Company's Participating Lease revenue would have been $36.5 million reflecting the Company's operations as if all of the Company's Hotels, excluding the Prime Group II Acquisition Hotels, had been owned and leased to the Lessee from the beginning of the quarter. Interest income reported would have been $1.3 million reflecting the interest income which would have been generated from the Company's mortgage loans to PSS I, Inc. The resulting total Company revenue would have been $45.9 million.

     Expenses for the Company, on a pro forma basis, would have been $28.4 million which reflects the increase in depreciation expense, real estate and personal property taxes and insurance, ground lease expense and interest expense as if all properties, excluding the Group II Prime Acquisition hotels, had been acquired on January 1, 1998.

     Income before merger costs would have been $10.5 million or $0.43 per basic and diluted common share. Net income after merger costs would have been $8.7 million or $0.36 per basic and diluted common share.

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

     Actual Funds from Operations before deducting the costs associated with the proposed merger between the Company and CapStar for the three months ended March 31, 1998 and 1997, calculated using the NAREIT definition of Funds from Operations, was $17,419,631 and $5,754,461, respectively, which is the sum of net income applicable to common stockholders and the Company's share of depreciation. On a per share basis, Funds From Operations before merger costs for the same periods were $0.76 and $0.49, respectively. Funds from Operations after merger related expenses for the three months ended March 31, 1998 and 1997, was $15,590,198 or $0.68 per share and $5,754,461 or $0.49 per share, respectively.

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

     The following is a reconciliation of pro forma net income applicable to common stockholders to pro forma Funds from Operations and illustrates the difference in the two measures of operating performance:


                                                                                         March 31, 1998
                                                                       ------------------------------------------------
                                                                      Before Merger Costs             After Merger Costs
                                                                 ---------------------------     ---------------------------

Pro forma net income applicable to common stockholders.........
                                                                      $           10,541,919           $           8,732,177
Depreciation (Company's share).................................                    8,513,831                       8,513,831
                                                                 ---------------------------     ---------------------------
Funds from Operations..........................................       $           19,055,750           $          17,246,008
                                                                 ===========================     ===========================

Weighted average number of basic shares of Common Stock
 outstanding...................................................                   24,270,320                      24,270,320

Weighted average number of diluted shares of Common Stock
 outstanding...................................................                   24,496,149                      24,496,149



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

Actual for the period from January 8, 1998 (inception of operations) through March 31, 1998


     Total revenues were $10,952,601 for the period from January 8, 1998 through March 31, 1998. Participating Lease expense, property operating costs and other hotel expenses in this same time period were $10,814,691 resulting in a net income of $137,910.

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


Pro Forma Operations for the Three Months Ended March 31, 1998

     Total revenues for the three months ended March 31, 1998 for the pro forma period would have been $11.6 million. Participating Lease expense, property operating costs and other hotel expenses would have been $11.5 million resulting in a net income for the pro forma period of $74,560.

     The following table sets forth pro forma financial information for the Prime Lessee, as a percentage of revenue, for the three months ended March 31, 1998:

                                                                                             March 31, 1998
                                                                                   --------------------------------
        Room revenue.............................................................                69.3   %
        Food and beverage revenue................................................                27.0
        Other revenue............................................................                 3.7
                                                                                   --------------------------------
             Total revenue.......................................................               100.0
                                                                                   --------------------------------
        Hotel operating expenses.................................................                61.8
        Participating Lease expense..............................................                37.6
                                                                                   --------------------------------
             Net loss............................................................                 0.6   %
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

     At March 31, 1998, the Company had $972,619 in cash and cash equivalents and $442.1 million outstanding under the Credit Facilities. The New Credit Facilities have a three-year term and bear interest based upon the 30-day, 60-day or 90-day LIBOR (5.6875%, 5.6875% and 5.7109% as of March 31, 1998) at the
option of the Company, plus an applicable margin for all or part of the Facilities (the "Margins"). The Margins, which are adjusted on a quarterly basis, range from a minimum of 1.40% per annum to a maximum of 2% per annum, based upon certain leverage ratios. As of March 31, 1998 the Margins were 1.875% per annum. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the New Credit Facilities, reduce the available credit under the New Credit Facilities, and could reduce the amount of Cash Available for Distribution.

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

     In addition to the 1998 Acquisition Hotels, the Company has entered into contracts to purchase the Proposed Acquisition Hotels for purchase prices aggregating approximately $241 million. The Company expects that the Proposed Acquisition Hotels will be completed and funded with borrowings under the New Credit Facilities or permanent debt or equity financing. To the extent that the New Credit Facilities are not sufficient to make the additional property acquisitions, complete the renovation and capital improvement programs and for working capital, the Company expects that it will seek additional equity or pursue alternative financing opportunities. Currently the Company does not have a firm commitment for financing the Prime Group II Acquisition Hotels. Management anticipates, assuming market conditions remain favorable, that it will obtain financing to complete the acquisition.

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


RISKS RELATING TO YEAR 2000 ISSUE

          Many existing computer programs were designed and developed without considering the impact of the upcoming change in the century. The problem exits when a computer program uses only two digits to identify a year in the date filed. Extensive problems can result to a company's business, requiring substantial resources to remedy. The Company is assessing the impact of the Year 2000 issue and is developing an implementation plan to resolve the issue during 1999. The Company has not yet determined the total cost of the modifications to its systems, but management expects to have all systems appropriately modified before any material processing malfunctions cold occur. However, there can be no assurance that the "Year 2000" problem will be properly or timely resolve, which could have a material adverse effect on the Company's results of operations and, in turn, cash available for distribution.


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

(a)       None

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


     Dated:  May 22, 1998


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