Form 10-K/A
period 1997-12-31
AMERICAN GENERAL HOSPITALITY CORP
filed 1998-06-05
CIK 1012967

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


  The pro forma and other data are presented as if the acquisition of all the December 31 Hotels, the consummation of the IPO and the 1997 Public Offering, the issuance of 266,301 Class B OP Units on June 27, 1997 in connection with the acquisition of the Hilton Hotel Cocoa Beach, the sale of 112,969 shares of Common Stock on July 14, 1997 in connection with the Wyndham Strategic alliance, the issuance of 1,308 shares of Common Stock on October 14, 1997 to the Board of Directors as compensation, the sale of 688,837 shares of Common Stock on November 1, 1997 in connection with the ABKB/LaSalle Agreements, the Second 1997 Offering on November 13, 1997, the issuance of 13,650 Class B OP Units on November 30, 1997 in connection with the acquisition of the Courtyard by Marriott Durham and the sale of 1,368,196 shares of Common Stock on December 31, 1997 in connection with the ABKB/LaSalle Agreements (together, "the Subsequent Equity Transactions") had occurred on January 1, 1996 and therefore incorporate certain assumptions that are included in the Notes to the Pro Forma Statements of Operations.


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


Signature                        Title                        Date
---------                        -----                        ----
/s/ Steven D. Jorns              Chairman of the Board,
---------------------------      Chief Executive Officer,
  STEVEN D. JORNS                and President                   June 5, 1998


/s/ Kenneth E. Barr              Executive Vice President,
---------------------------      Chief Financial Officer,
  KENNETH E. BARR                Principal Accounting Officer,
                                 Secretary and Treasurer         June 5, 1998


                                 Director                        June 5, 1998
         *
__________________________
  H. CABOT LODGE III


                                 Director                        June 5, 1998
         *
__________________________
  JAMES R. WORMS


                                 Director                        June 5, 1998
         *
__________________________
  JAMES MCCURRY


                                 Director                        June 5, 1998
         *
__________________________
    KENT R. HANCE

* By: /s/ Steven D. Jorns        Attorney-in-fact                June 5, 1998
    ----------------------
    Steven D. Jorns

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


10.      PRO FORMA INFORMATION (UNAUDITED)


         Due to the impact of the IPO, the 1997 Public Offering, the issuance of 266,301 Class B OP Units on June 27, 1997 in connection with the acquisition of the Hilton Hotel Cocoa Beach, the sale of 112,969 shares of Common Stock on July 14, 1997 in connection with the Wyndham Strategic alliance, the issuance of 1,308 shares of Common Stock on October 14, 1997 to the Board of Directors as compensation, the sale of 688,837 shares of Common Stock on November 1, 1997 in connection with the ABKB/LaSalle Agreements, the Second 1997 Offering on November 13, 1997, the issuance of 13,650 Class B OP Units on November 30, 1997 in connection with the acquisition of the Courtyard by Marriott Durham and the sale of 1,368,196 shares of Common Stock on December 31, 1997 in connection with the ABKB/LaSalle Agreements (together, "the Subsequent Equity Transactions") and the acquisition of all the Current Hotels as described in Note 1, the historical results of operations may not be indicative of future results of operations and net income per common share. The following unaudited pro forma information for the year ended December 31, 1997 and 1996 are presented as if the transactions previously described had occurred on January 1, 1996, and all of the December 31 Hotels had been leased to the Lessee pursuant to the Participating Leases since that date .

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

         During 1996, the Company acquired two of the December 31 Hotels for aggregate acquisition prices of $49 million. During 1997, the Company acquired twelve of the December 31 Hotels for aggregate acquisition prices of $289.7 million. These acquisitions were accounted for by the Company under the purchase method of accounting. Thirteen of the fourteen acquired hotels were subsequently leased to AGH Leasing L.P. pursuant to Participating Leases with the remaining hotel being leased to Twin Towers Leasing, L.P. The results of operations of the acquired hotels have been included in the reported results from the date of acquisition.

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
                                                           ===================


5.       PRO FORMA INFORMATION (UNAUDITED)

         Due to the impact of the IPO and other hotel acquisitions made by the Company as described in Note 1 and leased to AGH Leasing, the historical results of operations may not be indicative of future results of operations. The following

                               AGH LEASING, L.P.

unaudited pro forma information of AGH Leasing is presented as if the IPO and the acquisition of December 31 Hotels had occurred on January 1, 1996 and all of the December 31 Hotels had been leased pursuant to the Participating Leases since that date.

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