Form 10-K/A
period 1997-12-31
AMERICAN GENERAL HOSPITALITY CORP
filed 1998-06-19
CIK 1012967

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


                                   Historical revenues     Historical revenues
                                  of the previous owner    of the hotels after         Revenue
                                       prior to the          the acquisition          reported by
                                    acquisition by the           by the                 Beverage
                                         Company                Company              Corporations (i)          Total
                                  -------------------------------------------------------------------------------------
     December 31 Hotels                      $162,714                 $37,738           $ 6,006              $206,458

     1998 Acquisition Hotels                  183,695                                     4,513               188,208

     Proposed Acquisition Hotels               82,449                                        15                82,464
                                             --------                 -------           -------              --------
     Total                                   $428,858                 $37,738           $10,534              $477,130
                                             ========                 =======           =======              ========

(i) Revenues of certain beverage operations conducted at the hotels by the Beverage Corporations are included on a gross basis in the Participating Lease calculations but are reported in the financial statements for financial reporting purposes on a net basis in accordance with the terms of the respective Beverage Corporations' beverage sublease.

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


                               AGH LEASING, L.P.

         SELECTED HISTORICAL AND PRO FORMA CONSOLIDATED FINANCIAL DATA


                                                                                                      Pro Forma (1)
                                                              Historical                            For the Year Ended
                                               ------------------------------------------   ---------------------------------------
                                                                          July 31, 1996
                                                     Year Ended              through
                                                    December 31,            December 31,     December 31,         December 31,
                                                        1997                   1996             1997                  1996
                                               ------------------   ---------------------   ------------------  -------------------

STATEMENTS OF OPERATIONS DATA:
Room revenue                                   $  123,965,649        $     26,725,200       $     151,771,990        $  136,811,842
Food and beverage revenue                          28,626,625               6,659,959              36,301,599            35,545,269
Other revenue                                      10,121,833               2,205,822              12,378,349            12,126,659
Minority interest income                            1,802,558                                       2,874,156             1,284,177
                                               ------------------   ---------------------   ------------------    -----------------
     Total revenue                                164,516,665              35,590,981             203,326,094           185,767,947
                                               ------------------   ---------------------   ------------------    -----------------
Hotel operating expenses                          105,744,265              22,850,891             128,752,753           120,473,305
Depreciation and amortization                         103,997                  33,003                 103,997                69,753
Interest expense                                       26,808                  13,314                 264,064                31,689
Other expense                                         158,113                  27,093                 331,229               359,009
Participating Lease expense (2)                    59,934,337              13,387,719              74,192,463            65,776,641
                                               ------------------   ---------------------   ------------------    -----------------
Net loss                                       $   (1,450,855)       $       (721,039)      $        (318,412)       $     (942,450)
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

Actual for the Year Ended December 31, 1997

  For the year ended December 31, 1997 AGH Leasing's revenues were $164,516,665 consisting of room revenues of $123,965,649, food and beverage revenues of $28,626,625, other revenues of $10,121,833 and an allocation of minority interest for the investment in Twin Towers Leasing of $1,802,558.

  Participating Lease payments and property operating costs and expenses were $59,934,337 and $106,033,183, respectively. The resulting net loss for the period was $1,450,855.

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

Actual for the Period from July 31, 1996 (inception of operations) through December 31, 1996

  For the period of operations in 1996, AGH Leasing had total revenues of $35,590,981 which was comprised of room revenues of $26,725,200, food and beverage revenues of $6,659,959 and other revenues of $2,205,822. For this same period, the expenses incurred for Participating Lease payments and property operating costs were $13,387,719 and $22,924,301, respectively. The net loss for the period was $721,039.

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

Pro Forma Operations for the Years Ended December 31, 1997 and 1996

  The following table sets forth pro forma financial information for AGH Leasing, as a percentage of revenue, for the years ended December 31, 1997 and 1996:


                                                                         December 31,                  December 31,
                                                                            1997                          1996
                                                                    -----------------------       -----------------------
Room revenue                                                                 74.6   %                      73.6   %
Food and beverage revenue                                                    17.9                          19.1
Other revenue                                                                 6.1                           6.6
Minority interest income                                                      1.4                           0.7
                                                                    -----------------------       -----------------------
     Total revenue                                                          100.0                         100.0
                                                                    -----------------------       -----------------------
Hotel operating expenses                                                     63.3                          64.9
Other corporate expenses                                                      0.4                           0.2
Participating Lease expense                                                  36.5                          35.4
                                                                    -----------------------       -----------------------
     Net loss                                                              (  0.2  %)                    (  0.5  %)
                                                                    =======================       =======================



  On a pro forma basis, hotel room revenues increased 10.9% to $151,771,990 from $136,811,842 which is attributable to the improving market conditions in certain markets such as Houston, Orlando, and San Jose in which the company owns hotels, as well as, the impact of the Company's repositioning strategies, the increased contribution by the new franchisors to room reservations and certain markets, such as DFW Airport, absorbing the increased supply of limited service rooms into the market. Total revenues for the pro forma periods increased 9.5% to $203,326,094.


  Pro forma hotel operating expenses increase 6.9% which reflects the increase in incremental costs and additional franchise related assessments associated with the increased revenues. Pro forma Participating Lease expense increased 12.8% to $74,192,463 as a result of increasing revenues as noted above.


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

                               AGH LEASING, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1997
            AND THE PERIOD JULY 31, 1996 (INCEPTION OF OPERATIONS)
                           THROUGH DECEMBER 31, 1996


                                                                                     1997                     1996
                                                                             ----------------------    --------------------
     Revenues
          Room revenue..................................................     $   123,965,649           $   26,725,200
          Food and beverage revenue.....................................          28,626,625                6,659,959
          Other revenue.................................................          10,121,833                2,205,822
          Minority interest income......................................           1,802,558                        0
                                                                             ----------------------    --------------------
               Total revenue............................................         164,516,665               35,590,981
                                                                             ----------------------    --------------------
     Expenses
          Property operating costs and expenses.........................          33,894,184                7,235,297
          Food and beverage costs and expenses..........................          22,768,224                5,061,921
          General and administrative....................................          15,871,676                3,270,481
          Advertising and promotion.....................................          12,792,700                2,305,776
          Repairs and maintenance.......................................           6,712,883                1,450,987
          Utilities.....................................................           7,258,674                1,628,490
          Management fees...............................................           1,691,639                  947,632
          Franchise costs...............................................           4,754,285                  950,307
          Depreciation..................................................              63,000                   26,250
          Amortization..................................................              40,997                    6,753
          Interest expense..............................................              26,808                   13,314
          Other expense.................................................             158,113                   27,093
          Participating Lease expenses..................................          59,934,337               13,387,719
                                                                             ----------------------    --------------------
               Total expenses...........................................         165,967,520               36,312,020
                                                                             ----------------------    --------------------
               Net loss.................................................     $    (1,450,855)          $     (721,039)
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

         Reclassifications - Certain prior period amounts have been reclassified to conform with the current period presentation.


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

                                                                     December 31, 1997     December 31, 1996
                                                                     ------------------    ------------------
             Room revenue                                            $     151,771,990        $  136,811,842
             Food and beverage revenue                                      36,301,599            35,545,269
             Other revenue                                                  12,378,349            12,126,659
             Minority interest income                                        2,874,156             1,284,177
                                                                     ------------------    ------------------
                     Total revenue                                         203,326,094           185,767,947
                                                                     ------------------    ------------------
             Hotel operating expenses                                      128,752,753           120,473,305
             Depreciation and amortization                                     103,997                69,753
             Interest expense                                                  264,064                31,689
             Other expenses                                                    331,229               359,009
             Participating Lease expense                                    74,192,463            65,776,641
                                                                     ------------------    ------------------
                     Net loss                                        $        (318,412)       $     (942,450)
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