Form 10-Q/A
period 1998-03-31
AMERICAN GENERAL HOSPITALITY CORP
filed 1998-06-19
CIK 1012967

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

                               AGH LEASING, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)



                                                                         THREE MONTHS               THREE MONTHS
                                                                            ENDED                       ENDED
                                                                        MARCH 31, 1998             MARCH 31, 1997
                                                                     --------------------       --------------------
Revenues
     Room revenue..................................................  $         58,224,156       $         19,465,968
     Food and beverage revenue.....................................            14,147,363                  4,173,607
     Other revenue.................................................             4,415,258                  1,612,944
                                                                     --------------------       --------------------
          Total revenue............................................            76,786,777                 25,252,519
                                                                     --------------------       --------------------
Expenses
     Property operating costs and expenses.........................            13,956,762                  5,340,286
     Food and beverage costs and expenses..........................             9,983,727                  3,522,766
     General and administrative....................................             6,315,376                  2,475,288
     Advertising and promotion.....................................             5,316,895                  1,820,589
     Repairs and maintenance.......................................             2,906,546                  1,032,093
     Utilities.....................................................             2,872,937                  1,147,891
     Management fees...............................................             1,759,353                     82,854
     Franchise costs...............................................             2,300,237                    676,148
     Depreciation..................................................                15,750                     15,750
     Amortization..................................................                10,348                     10,052
     Interest expense..............................................                 5,858                      7,192
     Other expense.................................................                91,628                     20,746
     Participating Lease expenses..................................            28,165,224                  9,508,365
                                                                     --------------------       --------------------
          Total expenses...........................................            73,700,641                 25,660,020
                                                                     --------------------       --------------------
          Net income (loss)........................................  $          3,086,136       $           (407,501)
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

                               AGH LEASING, L.P.
                PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

                                                    HISTORICAL      AGH LEASING
                                                   THREE MONTHS   MARCH 31 HOTELS     PROPOSED
                                                       ENDED         PRO FORMA       ACQUISITION
                                                  MARCH 31, 1998    ADJUSTMENTS        HOTELS          COMBINED
                                                         (A)           (B)              (C)            PRO FORMA
                                                  --------------    -----------      -----------      ------------
Revenues

   Room revenue (D).............................   $58,224,156      $10,591,753                       $68,815,909

   Food and beverage revenue (D)................    14,147,363        2,493,306                        16,640,669

   Other revenue (D)............................     4,415,258        1,028,980           3,373         5,447,611
                                                   -----------       ----------       ---------       -----------
          Total revenue.........................    76,786,777       14,114,039           3,373        90,904,189
Expenses                                           -----------       ----------       ---------       -----------

     Property operating cost and expenses (E)...   13,956,762         3,068,333           7,492        17,032,587

     Food and beverage costs and expenses (E)...    9,983,727         2,251,201            (411)       12,234,517

     General and administrative (E).............    6,315,376         1,486,918          46,447         7,848,741

     Advertising and promotion (E)..............    5,316,895         1,030,001           7,289         6,354,185

     Repairs and maintenance (E)................    2,906,546           735,838           1,135         3,643,519

     Utilities (E)..............................    2,872,937           694,370           9,151         3,576,458

     Management fees (F)........................    1,759,353           311,020                         2,070,373

     Franchise costs (G)........................    2,300,237           409,716                         2,709,953

     Depreciation...............................       15,750                                              15,750

     Amortization (H)...........................       10,348                                              10,348

     Interest expense...........................        5,858                                               5,858

     Other expense..............................       91,628            19,500                           111,128

      Participating Lease expense (I)...........   28,165,224         5,358,517         238,997        33,762,738
                                                  -----------      ------------       ---------       -----------
          Total expenses........................   73,700,641        15,365,414         310,100        89,376,155
                                                  -----------      ------------       ---------       -----------

Net income (loss)...............................  $ 3,086,136      $ (1,251,375)      $(306,727)      $ 1,528,034
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

Actual for the Three Months Ended March 31, 1998 and 1997

     Total revenues increased 204% from $25.3 million for the three months ended March 31, 1997 to $76.8 million for the same period of 1998. The increase is attributable to the hotels acquired by the Company and leased to AGH Leasing and the improvement in hotel operations as result of improving market conditions and the effects of the Company's renovation/repositioning programs. The increases in Participating Lease expense, property operating costs and other hotel expenses in the first three months of 1998 compared to the same period of 1997 relate primarily to the increased number of hotels operated by AGH Leasing. AGH Leasing had a net income of $3,086,136 for the three months ended March 31, 1998 and a net loss of $407,501 for the three months ended March 31, 1997. The Company acquired and leased to AGH Leasing several hotels in the Florida resort markets which has caused a shift in the seasonality of the portfolio's results. The portfolio's operations are now generally stronger in the first and second quarters while operations were previously stronger in the second and third quarters.

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


Pro Forma Operations for the Three Months Ended March 31, 1998

     Total revenues for the three months ended March 31, 1998 for the pro forma period would have been $90.9 million. Participating Lease expense, property operating costs and other hotel expenses would have been $89.4 million resulting in a pro forma net income for the period of $1.5 million.

     The following table sets forth pro forma financial information for AGH Leasing, as a percentage of revenue, for the three months ended March 31, 1998:

                                                                                             March 31, 1998
                                                                                   --------------------------------
        Room revenue............................................................                 75.7  %
        Food and beverage revenue...............................................                 18.3
        Other revenue...........................................................                  6.0
                                                                                   --------------------------------
             Total revenue......................................................                100.0
                                                                                   --------------------------------
        Hotel operating expenses................................................                 61.0
        Other corporate expenses................................................                  0.2
        Participating Lease expense.............................................                 37.1
                                                                                   --------------------------------
             Net income.........................................................                  1.7  %
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

     Dated:  June 19, 1998


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