Form 10-K/A
period 1997-12-31
AMERICAN GENERAL HOSPITALITY CORP
filed 1998-06-22
CIK 1012967

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


Signature                        Title                        Date
---------                        -----                        ----
/s/ Steven D. Jorns              Chairman of the Board,
---------------------------      Chief Executive Officer,
  STEVEN D. JORNS                and President                   June 22, 1998


/s/ Kenneth E. Barr              Executive Vice President,
---------------------------      Chief Financial Officer,
  KENNETH E. BARR                Principal Accounting Officer,
                                 Secretary and Treasurer         June 22, 1998


                                 Director                        June 22, 1998
         *
__________________________
  H. CABOT LODGE III


                                 Director                        June 22, 1998
         *
__________________________
  JAMES R. WORMS


                                 Director                        June 22, 1998
         *
__________________________
  JAMES MCCURRY


                                 Director                        June 22, 1998
         *
__________________________
    KENT R. HANCE

* By: /s/ Steven D. Jorns        Attorney-in-fact                June 22, 1998
    ----------------------
    Steven D. Jorns

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


         In order to facilitate compliance with state and local liquor laws and regulations, AGH Leasing subleases those areas of certain of the hotels that comprise the restaurant and other areas where alcoholic beverages are served to the Beverage Corporations, 39 of which are wholly owned by a senior executive of the Company. In accordance with the terms of the Beverage Subleases, each Beverage Corporation is obligated to pay to AGH Leasing rent payments equal to 30% of each such corporation's annual gross revenues generated from the sale of alcoholic beverages generated from such areas. Such sublease income is reported in Other revenue. Pursuant to the Participating Leases, such subleases will not reduce the Participating Rent payments to the Operating Partnership, which it is entitled to receive from such beverage sales.

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