Form 10-Q/A
period 1998-03-31
AMERICAN GENERAL HOSPITALITY CORP
filed 1998-06-22
CIK 1012967

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

  In order to facilitate compliance with state and local liquor laws and regulations, AGH Leasing subleases those areas of certain of the Current Hotels that comprise the restaurant and other areas where alcoholic beverages are served to the Beverage Corporations, 39 of which are wholly owned by an executive of the Company. In accordance with the terms of the Beverage Subleases, each Beverage Corporation is obligated to pay to AGH Leasing rent payments equal to 30% of each such corporation's annual gross revenues generated from the sale of alcoholic beverages generated from such areas. Such sublease income is reported in other revenue. Pursuant to the Participating Leases, such subleases will not reduce the Participating Rent payments to the Operating Partnership, which it is entitled to receive from such beverage sales.

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

     Dated:  June 22, 1998


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