Form 10-Q
period 1998-06-30
AMERICAN GENERAL HOSPITALITY CORP
filed 1998-08-14
CIK 1012967

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          ---------------------------
                                   FORM 10-Q
(Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1998 or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from            to

                        COMMISSION FILE NUMBER 1-11903

                       MERISTAR HOSPITALITY CORPORATION
            (Exact name of Registrant as specified in its Charter)

          MARYLAND                                 75-2648842
  (State of Incorporation)               (IRS Employer Identification No.)
                          ---------------------------
                          1010 WISCONSIN AVENUE, N.W.
                            WASHINGTON, D.C. 20007
              (Address of Principal Executive Offices)(Zip Code)

                                 202-965-4455
             (Registrant's Telephone Number, Including Area Code)

                   American General Hospitality Corporation
            5605 MacArthur Blvd., Suite 1200, Irving, Texas 75038
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X      No
    ---        ---

    The number of shares of common stock, par value $0.01 per share, ("Common Stock"), outstanding at August 12, 1998 was 45,706,422.

                               EXPLANATORY NOTE

        On August 3, 1998 American General Hospitality Corporation ("AGH") and CapStar Hotel Company (the "Company") consummated a merger pursuant to which the Company was merged (the "Merger") with and into AGH. As a result of the Merger and in accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations," the Company will be considered the acquiring enterprise for financial reporting purposes. Accordingly, this Form 10-Q for the quarter ended June 30, 1998 presents the Company's historical financial information for that period.


                                     INDEX

                                                                        Page
                                                                        ----

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets -
            June 30, 1998 (unaudited) and December 31, 1997              3

            Condensed Consolidated Statements of Operations -
            Three Months and Six Months Ended
            June 30, 1998 and 1997 (unaudited)                           4

            Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1998 and 1997 (unaudited)          5

            Notes to Condensed Consolidated Financial Statements         6
            (unaudited)


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS               10

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  13

PART II.    OTHER INFORMATION

ITEM 5.     OTHER INFORMATION                                           14

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            14

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CAPSTAR HOTEL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               June 30, 1998          December 31, 1997
                                                               -------------          -----------------
                                                                (unaudited)

ASSETS
Current Assets:
    Cash and cash equivalents................................... $   21,620                   $   83,429
    Accounts receivable, net....................................     43,457                       26,009
    Deposits....................................................     19,705                       16,173
    Prepaid expenses, inventory and other.......................     10,655                        7,218
                                                                 ----------                   ----------
    Total current assets........................................     95,437                      132,829
Property and equipment
    Land........................................................    166,208                      125,140
    Building and improvements...................................    996,942                      737,095
    Furniture, fixtures, and equipment..........................    107,315                       75,226
    Construction in progress....................................     27,993                       12,591
                                                                 ----------                   ----------
                                                                  1,298,458                      950,052
    Accumulated depreciation....................................    (45,309)                     (27,275)
                                                                 ----------                   ----------
    Total property and equipment, net...........................  1,253,149                      922,777
Investments in and advances to affiliates.......................     11,202                       11,970
Restricted cash.................................................      3,495                        3,111
Intangible assets, net of accumulated amortization of $3,543
     and $2,032.................................................     57,474                       53,955
                                                                 ----------                   ----------
                                                                $ 1,420,757                   $1,124,642
                                                                ===========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable............................................. $   23,422                   $   16,726
   Accrued expenses and other liabilities.......................     61,195                       40,246
   Income taxes payable.........................................        163                          565
   Long-term debt, current portion..............................     57,000                        1,056
                                                                 ----------                   ----------
 Total current liabilities......................................    141,780                       58,593
 Deferred income taxes..........................................     14,100                        6,098
 Long-term debt.................................................    676,576                      491,715
                                                                 ----------                   ----------
   Total liabilities............................................    832,456                      556,406

Minority interests..............................................     50,301                       48,824

Stockholders' Equity:
Common stock, par value $0.01 per share
  Authorized 49,000 shares
  Issued and outstanding 24,911 and 24,867 shares...............        249                          249
Additional paid-in-capital......................................    500,484                      499,576
Retained earnings...............................................     41,471                       22,114
Accumulated other comprehensive income..........................     (4,204)                      (2,527)
                                                                 ----------                   ----------
 Total stockholders' equity.....................................    538,000                      519,412
                                                                 ----------                   ----------
                                                                 $1,420,757                   $1,124,642
                                                                 ==========                   ==========

See accompanying notes to condensed consolidated financial statements.

CAPSTAR HOTEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Three Months Ended June 30,                  Six Months Ended June 30,
                                                       -----------------------------                 --------------------------
                                                              1998          1997                        1998       1997

Revenue:
 Hotel operations:
   Rooms................................................... $130,602        $47,993                    $231,478   $ 79,254
   Food and beverage.......................................   41,240         20,848                      74,432     34,676
   Other operating departments.............................    9,230          3,515                      16,759      5,664
Office rental, parking and other revenue...................    1,844            ---                       2,862       ----
Hotel management and other fees............................    1,997          1,355                       2,984      2,225
                                                            --------        -------                    --------   --------
Total revenue..............................................  184,913         73,711                     328,515    121,819
                                                            --------        -------                    --------   --------
Hotel operating expenses by department:
 Rooms.....................................................   29,898         11,190                      54,091     18,954
 Food and beverage.........................................   31,206         16,107                      57,753     27,338
 Other operating departments...............................    4,572          1,840                       8,672      3,008
Office rental, parking and other operating expenses........      923         ------                       1,363
Undistributed operating expenses:
 Administrative and general................................   26,084         10,994                      51,329     19,839
 Property operating costs..................................   22,339          8,086                      41,407     13,960
 Property taxes, insurance and other.......................    6,105          2,871                      12,240      5,064
 Lease expense.............................................   15,376         ------                      26,030      -----
 Depreciation and amortization.............................   10,338          4,721                      19,846      8,220
 Spin-off costs............................................    1,136          -----                       1,136      -----
                                                            --------        -------                    --------   --------
Total operating expenses...................................  147,977         55,809                     273,867     96,383

Net operating income.......................................   36,936         17,902                      54,648     25,436
Interest expense, net......................................   12,102          4,188                      22,074      8,440
                                                            --------        -------                    --------   --------
Income before minority interests and income taxes..........   24,834         13,714                      32,574     16,996
Minority interests.........................................    1,285            572                       1,846        620
                                                            --------        -------                    --------   --------
Income before income taxes.................................   23,549         13,142                      30,728     16,376
Income taxes...............................................    8,643          4,994                      11,371      6,288
                                                            --------        -------                    --------   --------
Net income................................................. $ 14,906        $ 8,148                    $ 19,357   $ 10,088
                                                            ========        =======                    ========   ========
Earnings per share:
Basic......................................................    $0.60          $0.44                       $0.78      $0.63

Diluted....................................................    $0.55          $0.43                       $0.75      $0.61
                                                              ======        =======                     =======   ========


See accompanying notes to condensed consolidated financial statements.

CAPSTAR HOTEL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED
(IN THOUSANDS)

                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                 1998           1997
                                                                 ----           ----

OPERATING ACTIVITIES:
 Net income.................................................... $  19,357   $  10,088
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization................................    19,846       8,220
  Minority interests...........................................     1,846         620
 Changes in assets and liabilities:
  Accounts receivable, net.....................................   (17,448)     (9,595)
  Deposits, prepaid expenses, inventory and other assets.......   ( 6,969)    (24,442)
  Accounts payable.............................................     6,696       4,024
  Accrued expenses and other liabilities.......................    20,949      10,527
  Income taxes payable.........................................      (402)      3,303
  Deferred income taxes........................................     8,002       -----


                                                                ---------   ---------
Net cash provided by operating activities......................    51,877       2,745
                                                                ---------   ---------

INVESTING ACTIVITIES:
Purchases of property and equipment, net.......................  (350,448)   (161,718)
Investments in and advances to affiliates, net.................       768      (2,337)
Purchases of minority interests................................       (44)        (57)
Change in restricted cash......................................      (384)       (455)
                                                                ---------   ---------
Net cash used in investing activities..........................  (350,108)   (164,567)
                                                                ---------   ---------
FINANCING ACTIVITIES:
Deferred costs.................................................    (5,030)     (1,403)
Proceeds from long-term debt...................................   251,634     110,550
Principal payments of long-term debt and capital leases........   (10,829)    (91,544)
Proceeds from issuances of common stock, net...................       908     134,092
Distributions to minority investors............................      (325)       (163)
                                                                ---------   ---------
Net cash provided by financing activities......................   236,358     151,532
                                                                ---------   ---------
Effect of exchange rate changes on cash and cash equivalents...        64          (5)
                                                                ---------   ---------
Net decrease in cash and cash equivalents......................   (61,809)    (10,295)
Cash and cash equivalents, beginning of period.................    83,429      21,784
                                                                ---------   ---------
Cash and cash equivalents, end of period....................... $  21,620   $  11,489
                                                                =========   =========


See accompanying notes to condensed consolidated financial statements.

CAPSTAR HOTEL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.  ORGANIZATION


The principal activity of CapStar Hotel Company (the "Company") is to own, acquire, renovate, reposition and manage upscale, full-service hotels. The Company also leases and manages certain other hotels. As of June 30, 1998, the Company owned, leased or managed 145 hotels with 28,992 rooms. The Company owned 56 of these hotels with 15,155 rooms, leased 48 of these hotels with 6,819 rooms, and managed an additional 41 hotels owned by third parties with 7,018 rooms.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The accompanying unaudited condensed consolidated interim financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of annual financial statements or in the notes to interim financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income of the Company includes net income and other comprehensive income from foreign currency items. For the three and six months ended June 30, 1998, net income was $ 14,906 and $ 19,357, respectively, other comprehensive income (loss), net of tax, was $ (2,184) and $ (1,677), respectively, and comprehensive income was $12,722 and $17,680, respectively. For the three and six months ended June 30, 1997, net income was $ 8,148 and $10,088, respectively, other comprehensive income (loss), net of tax, was $(420) for both periods, and comprehensive income was $ 7,728 and $ 9,668, respectively.

In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires that all nongovernmental entities expense costs of start-up activities, including organizational costs, as those costs are incurred and requires the write-off of any unamortized balances upon implementation. SOP 98-5 is effective for financial statements issued for periods beginning after December 15, 1998. The Company is currently in the process of evaluating the effect this SOP will have on its financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently in the process of evaluating the effect this new standard will have on its financial statements.



3.   LONG-TERM DEBT

Long-term debt consisted of the following:
                                                                        June 30, 1998   December 31, 1997
                                                                        -------------   -----------------


 Credit facility......................................................       $337,500            $100,000
 Convertible notes....................................................        172,500             172,500
 Subordinated notes...................................................        149,816             149,805
 Non-recourse facility................................................         52,750              52,750
 Mortgage debt........................................................         14,786              15,084
 Other................................................................          6,224               2,632
                                                                             --------            --------
                                                                              733,576             492,771
 Less current portion.................................................        (57,000)             (1,056)
                                                                             --------            --------
                                                                            $ 676,576            $491,715
                                                                             ========           =========


Aggregate future maturities of the above obligations are as follows:


    1998................................................................       $    961
    1999................................................................         57,103
    2000................................................................          2,169
    2001................................................................         13,397
    2002................................................................        238,129
    Thereafter..........................................................        421,817
                                                                               --------
                                                                               $733,576
                                                                               ========

In conjunction with the Company's merger with and into American General Hospitality Corporation ("AGH") (see Note 6), the Company terminated its existing credit facility effective August 3, 1998, on which date MeriStar Hospitality Corporation ("MeriStar Hospitality") entered into a $ 1.0 billion senior secured credit facility (the "New Credit Facility"), structured as a $300 million, five-year term loan facility; a $200 million, five-and-a-half year term loan facility; and a $500 million, three-year revolving credit facility with two one-year optional extensions. The interest rate on the term loans and revolving facility will range from 100 to 200 basis points over LIBOR, depending on certain financial performance covenants and long-term senior unsecured debt ratings. The initial proceeds from the New Credit Facility were used to refinance the Company's and AGH's existing credit facilities. MeriStar Hospitality also entered into a $250 million interim loan facility, which is expected to be converted into a commercial mortgage-backed security secured by sixteen hotels. The interest rate on this interim loan facility will be 110 basis points over LIBOR. In connection with the refinancing, the Company expects to incur approximately $2,998 of expenses, net of taxes of $1,837, as an extraordinary expense associated with the write-off of unamortized deferred financing costs related to the existing credit facility.

4.  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share ("EPS"):


                           Three Months Ended June 30,        Six Months Ended June 30,
                           ---------------------------        -------------------------
                               1998      1997                   1998             1997
                             ---------  -------               --------          ------
BASIC EARNINGS PER SHARE
 COMPUTATION:
  Net income...............    $14,906  $ 8,148                 $19,357         $10,088
  Weighted average number
   of shares of  common
   stock outstanding.......     24,907   18,677                  24,893          16,123
                               -------  -------                 -------         -------
  Basic earnings per share.    $ 0. 60  $  0.44                 $  0.78         $  0.63
                               =======  =======                 =======         =======

DILUTED EARNINGS PER SHARE
 COMPUTATION:
  Net income...............    $14,906  $ 8,148                 $19,357         $10,088
  Minority interest, net
   of tax..................        101      330                     202             100
  Interest on convertible
   debt, net of tax........      1,256     ----                   2,526            ----
                               -------  -------                 -------         -------
  Adjusted net income          $16,263  $ 8,478                 $22,085         $10,188
                               =======  =======                 =======         =======

 Weighted average number
  of shares of common
  stock outstanding........     24,907   18,677                  24,893           16,123
Common stock equivalents-
operating partnership units        392      933                     392              197
 Common stock
  equivalents-stock options        200      321                     216              321
 Convertible debt..........      4,012      ---                   4,012             ----
                                 ------  ------                  ------          -------

Total weighted average number
of diluted shares of
 common stock outstanding..     29,511   19,931                  29,513           16,641
                               -------  -------                 -------          -------
  Diluted earnings per
   share...................    $  0.55  $  0.43                 $  0.75            $0.61
                               =======  =======                 =======          =======


5.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   Six Months Ended June 30,
                                                                   --------------------------
                                                                     1998      1997
                                                                     ----      ----
  Cash paid for interest and income taxes:
  Interest, net of capitalized interest of $1,704 and $173,
   respectively...................................................  $17,497  $ 7,862
  Income taxes....................................................    3,771    1,519

  Non-cash investing and financing activities:
  Long-term debt assumed in purchase of property
  and equipment...................................................      ---   15,628
  Operating partnership units issued in purchase of property and
  equipment.......................................................      ---   32,264


6.   MERGER

On March 15, 1998, the Company and AGH entered into a definitive agreement (the "Merger Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions and covenants, to the merger of the Company with and into AGH, with the surviving entity being named "MeriStar Hospitality Corporation." The merger was approved at a special meeting of stockholders of the Company and the annual meeting of stockholders of AGH on July 28, 1998. The merger and related transactions became effective August 3, 1998.

Pursuant to the Merger Agreement, the Company also distributed on a pro rata basis to its stockholders all of the capital stock of MeriStar Hotels & Resorts, Inc. ("MeriStar Hotels & Resorts"), which consisted of the Company's hotel operations and management business. MeriStar Hotels & Resorts acquired on August 3, 1998, privately-held American General Hospitality, Inc. and AGH Leasing, L.P. for an aggregate purchase price of $95 million, paid with a combination of cash and operating partnership units. Following the merger, MeriStar Hospitality owns 109 hotels, 101 of which are leased and operated by MeriStar Hotels & Resorts. On August 3, 1998, the common stock of MeriStar Hospitality (MHX) and MeriStar Hotels & Resorts (MMH) began trading on the New York Stock Exchange.

On August 3, 1998, MeriStar Hospitality entered into a New Credit Facility as described in Note 3.

In accordance with generally accepted accounting principles, the merger will be treated as a purchase for financial reporting purposes. In accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations," the Company will be considered the acquiring enterprise for financial reporting purposes.


The following unaudited pro forma summary presents information for MeriStar Hospitality as if all hotels of the Company and AGH had been acquired as of the beginning of the periods presented:



                       PRO FORMA INFORMATION (UNAUDITED)


                                Six Months Ended June 30,
                                1998                1997
                                ------------------------


          Total Revenue         $165,092         $139,725
          Net income            $ 51,065         $ 33,276
          Diluted EPS           $   1.08         $   0.73

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The principal activity of Capstar Hotel Company (the "Company") is to own, acquire, renovate, reposition and manage upscale, full-service hotels. The Company also leases and manages certain other hotels. As of June 30, 1998, the Company owned, leased or managed 145 hotels with 28,992 rooms. The Company owned 56 of these hotels with 15,155 rooms, leased 48 of these hotels with 6,819 rooms, and managed an additional 41 hotels owned by third parties with 7,018 rooms. The financial statements for the periods ended June 30, 1998 and June 30, 1997 reflect differing numbers of owned, leased, and managed hotels throughout the periods. For the leased hotels, the full operating results are included in the Company's financial statements. The following table outlines the Company's portfolio of owned, leased and managed hotels:


                                           OWNED                     LEASED            MANAGED                  TOTAL
                                        -----------                ----------         ----------             ---------
                                     HOTELS      ROOMS          HOTELS    ROOMS      HOTELS    ROOMS     HOTELS       ROOMS
                                     ------      -----          ------    -----      ------    -----     ------       -----

June 30, 1998.........                 56       15,155             48     6,819        41       7,018      145        28,992
December 31, 1997......                47       12,019             40     5,687        27       4,631      114        22,337
June 30, 1997.........                 32        8,040             --       --         27       4,779       59        12,819
December 31, 1996......                19        5,166             --       --         28       4,619       47         9,785

On March 15, 1998, the Company and American General Hospitality Corporation ("AGH") entered into a definitive agreement (the "Merger Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions and covenants, to the merger of the Company with and into AGH (the "Merger"), with the surviving entity being named "MeriStar Hospitality Corporation," ("MeriStar Hospitality"). The Merger was approved at a special meeting of stockholders of the Company and the annual meeting of stockholders of AGH on July 28, 1998. The Merger and related transactions became effective August 3, 1998.

Pursuant to the Merger Agreement, the Company also distributed on a pro rata basis to its stockholders all of the capital stock of MeriStar Hotels & Resorts, Inc. ("MeriStar Hotels & Resorts"), which consisted of the Company's hotel operations and management business (the "Spin-Off"). MeriStar Hotels & Resorts acquired on August 3, 1998, privately-held American General Hospitality, Inc. and AGH Leasing, L.P. for an aggregate purchase price of $95 million, paid with a combination of cash and units of limited partnership interest. On August 3, 1998, the common stock of MeriStar Hospitality (MHX) and MeriStar Hotels & Resorts (MMH) began trading on the New York Stock Exchange.

The Merger will be treated as a purchase for financial reporting purposes in accordance with generally accepted accounting principles. In accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations," the Company will be considered the acquiring enterprise for financial reporting purposes. The Company will establish a new accounting basis for AGH's assets and liabilities based upon the fair values thereof as of August 3, 1998, the effective date of the Merger. For financial reporting purposes, the results of operations of AGH will be included in the MeriStar Hospitality statement of operations from August 3. Expenditures related directly to the acquisition of AGH will be included as part of the cost of acquiring AGH and those expenditures relating to the Spin-Off will be expensed as incurred (see Results of Operations). In addition to those costs expensed through June 30, 1998, the Company anticipates incurring additional material, non-recurring charges directly related to completing the Spin-Off during the quarter ending September 30, 1998. These additional charges, consisting of professional fees, incentive compensation, and other items, are preliminarily estimated at $3-4 million. These expenses were either incurred subsequent to June 30, 1998, or payable only upon the completion of the Spin-Off, which occurred on August 3, 1998.

FINANCIAL CONDITION

JUNE 30, 1998 COMPARED WITH DECEMBER 31, 1997

Total assets increased by $296.2 million to $1,420.8 million at June 30, 1998 from $1,124.6 million at December 31, 1997. This growth was due to the acquisition of ten hotels, offset by the sale of one hotel, during the first six months of 1998.

Total liabilities increased by $276.1 million to $832.5 million at June 30, 1998 from $556.4 million at December 31, 1997 due mainly to an increase in long-term debt. Long-term debt increased by $240.8 million to $733.6 million at June 30, 1998 from $492.8 million at December 31, 1997 as a result of borrowings to finance first and second quarter acquisitions, net of principal repayments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

Total revenue increased by $111.2 million or 151% from $73.7 million in the three-month period ended June 30, 1997 to $184.9 million in the three-month period ended June 30, 1998. This substantial increase was primarily attributable to the acquisition of 25 owned hotels, offset by the sale of one hotel, and 48 leased hotels since the end of the second quarter of 1997, and revenue growth from hotels in the Company's portfolio that benefited from renovation and repositioning programs. On a pro forma basis for the 55 hotels the Company owned as of March 31, 1998, revenue per available room ("RevPAR") increased 7.7 percent to $72.77 for the three months ended June 30, 1998, compared to $67.59 for the comparable period in 1997. On a pro forma basis same-store average daily rate ("ADR") rose 7.4 percent from $90.81 to $97.56 and occupancy increased to
74.6 percent, compared to 74.4 percent in the same period in 1997.

Hotel department and other operating expenses increased considerably due to the increase in the number of owned and leased hotels in 1998 as compared to 1997. The total of such expenses as a percentage of related revenues declined from 40.3% in 1997 to 36.4% in 1998. This decline results from a combination of increased operational efficiencies implemented at owned and leased hotels, and the ADR and RevPAR gains noted above.

Undistributed operating expenses increased in 1998 as a result of the additional owned, leased and managed hotels added to the Company's portfolio since June 30, 1997. The lease agreements require the Company to pay participating rent based on the leased hotel's revenue, subject to certain minimum amounts. The Company did not lease any hotels until July 16, 1997, and has subsequently acquired leases for a total of 48 hotels as of June 30, 1998. As a result, the Company did not have any lease expense for the three months ended June 30, 1997.

Net interest expense increased to $12.1 million for the three months ended June 30, 1998, from $4.2 million for the same period in 1997. This increase was attributable to the borrowings made to finance the acquisition of hotels during 1997 and 1998.

In accordance with generally accepted accounting principles, the Company has expensed the direct costs incurred related to the Spin-Off of its management
operations as MeriStar Hotels and Resorts.   The Company incurred expenses of
$1,136 related to the Spin-Off during the three months ended June 30, 1998.

Earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") grew to $47.3 million for the three months ended June 30, 1998, from $22.6 million for the same period in 1997. This growth reflects both the increase in the number of hotels owned and operated, and improved operating margins on the Company's overall portfolio.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30,1997

Total revenue increased by $206.7 million or 170% from $121.8 million in the six month period ended June 30, 1997 to $328.5 million in the six-month period ended June 30, 1998. This substantial increase was primarily attributable to the acquisition of 25 owned hotels, offset by the sale of one hotel, and 48 leased hotels since the end of the second quarter of 1997, and revenue growth from hotels in the Company's portfolio that benefited from renovation and repositioning programs. On a pro forma basis RevPAR increased 8.3 percent to $67.63 for the six months ended June 30, 1998, compared to $62.46 for the comparable period in 1997. On a pro forma basis same-store ADR rose 7.4 percent from $88.80 to $95.39 and occupancy increased to70.9 percent, compared to 70.3 percent in the same period in 1997.

Hotel department and other operating expenses increased considerably due to the increase in the number of owned and leased hotels in 1998 as compared to 1997. The total of such expenses as a percentage of related revenues declined from 41.2% in 1997 to 37.4% in 1998. This decline results from a combination of increased operational efficiencies implemented at owned and leased hotels, and the ADR and RevPAR gains noted above.

Undistributed operating expenses increased in 1998 as a result of the additional owned, leased and managed hotels added to the Company's portfolio since June 30, 1997. The lease agreements require the Company to pay participating rent based on the leased hotel's revenue, subject to certain minimum amounts. The Company did not lease any hotels until July 16, 1997, and has subsequently acquired leases for a total of 48 hotels as of June 30, 1998. As a result, the Company did not have any lease expense for the six months ended June 30, 1997.

Net interest expense increased to $22.1 million for the six months ended June 30, 1998, from $8.4 million for the same period in 1997. This increase was attributable to the borrowings made to finance the acquisition of hotels during 1997 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the Merger and related transactions, the Company's primary sources of liquidity were cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. The Company's continuing operations were funded through cash generated from hotel operations. Hotel acquisitions and joint venture investments were financed through a combination of internally generated cash, external borrowings and the issuance of operating partnership units and/or common stock. On a historical basis, the Company has not paid dividends to stockholders.

After the Merger, the Company's principal sources of liquidity are expected to be cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. MeriStar Hospitality expects to fund its continuing operations through cash generated by its participating leases. MeriStar Hospitality also expects to finance hotel acquisitions and joint venture investments through a combination of internally generated cash, external borrowings and the issuance of operating partnership units and/or common stock. Additionally, MeriStar Hospitality will be required, in order to obtain favorable tax treatment accorded to a real estate investment trust ("REIT") under the Internal Revenue Code, to distribute to stockholders at least 95% of its REIT taxable income. MeriStar Hospitality expects to fund such distributions through cash generated from operations.

Operating activities provided $51.9 million of net cash in the six-month period ended June 30, 1998 mainly due to higher levels of net income, depreciation and amortization, accrued expenses and other liabilities, and deferred income taxes due to the increase in hotels owned and leased. The Company used $350.1 million of cash in investing activities for the first six months of 1998, primarily for the acquisition of hotels and capital expenditures at the Company's owned hotels. Net cash provided by financing activities of $236.4 million resulted from borrowings under the Company's credit facility, net of principal repayments.

At June 30, 1998 the Company had available $112.0 million under the credit facility's revolving facility and $32.5 million under the non-recourse facility. As discussed below, the Company's revolving credit facility has been terminated and replaced effective August 3, 1998, in conjunction with the Merger. In conjunction with the Merger, the Company terminated its existing credit facility effective August 3, 1998, on which date, MeriStar Hospitality, entered into a $1.0 billion senior secured credit facility (the "New Credit Facility") structured as a $300 million, five-year term loan facility; a $200 million, five-and-a-half year term loan facility; and a $500 million, three-year revolving credit facility with two one-year optional extensions. The interest rate on the term loans and revolving facility will range from 100 to 200 basis points over LIBOR, depending on certain financial performance covenants and long-term senior unsecured debt ratings. The initial proceeds from the New Credit Facility were used to refinance the Company's and AGH's existing credit facilities. MeriStar Hospitality also closed on a $250 million interim loan facility, which is expected to be converted into a commercial mortgage-backed security secured by sixteen hotels. The interest rate on this interim loan facility will be 110 basis points over LIBOR. In connection with the refinancing, the Company expects to incur approximately $2,998 of expenses, net of taxes of $1,837, as an extraordinary expense associated with the write-off of unamortized deferred financing costs related to the Credit Facility.

The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has initiated an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. Additionally, the Company does not expect the Year 2000 problem to have a material effect on its financial position or results of operations. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the financial position or operations of the Company.

Capital for renovation work has historically been and is expected to be provided by a combination of internally generated cash and external borrowings. Once initial renovation programs for a hotel are completed, MeriStar Hospitality expects to spend approximately 4% annually of hotel revenues for ongoing capital expenditure programs, including room and facilities refurbishments, renovations, and furniture and equipment replacements. During the three and six-month periods ended June 30, 1998, the Company spent $28.1 and $49.7 million, respectively on initial renovation and ongoing capital expenditure programs. The Company expects to spend approximately $76.9 million during the remainder of 1998 to complete initial renovation programs and to fund ongoing capital expenditures for the owned hotels.

MeriStar Hospitality believes cash generated by operations, together with anticipated borrowing capacity under the New Credit Facility, will be sufficient to fund its existing working capital, ongoing capital expenditures, and debt service requirements. In addition, MeriStar Hospitality expects to continue to acquire upscale, full-service hotels, both individually and in portfolios. MeriStar Hospitality expects to finance these future acquisitions through a combination of anticipated borrowing capacity under the New Credit Facility and the issuance of operating partnership units and/or Common Stock. MeriStar Hospitality believes, however, that its future capital decisions will also be made in response to specific acquisition and/or investment opportunities, depending on conditions in the capital and other financial markets. Accordingly, MeriStar Hospitality may consider increasing its borrowing capacity or issuing additional debt or equity securities, the proceeds of which could be used to finance acquisitions or investments, or to refinance existing debt.



SEASONALITY

Demand in the lodging industry is affected by recurring seasonal patterns. Demand is typically lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. Accordingly, the Company's operations are seasonal in nature, with lower revenue, operating profit and cash flow in the first and fourth quarters and higher revenue, operating profit and cash flow in the second and third quarters.



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II. OTHER INFORMATION


ITEM 5.     OTHER INFORMATION

Forward-Looking Statements

Certain statements in this Form 10-Q and in the future filings by the Company with the SEC, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include: the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage rapid expansion; changes in economic cycles; competition from other hospitality companies; changes in the laws and governmental regulations applicable to the Company; and special risks associated with the Merger (including the integration of the Company with AGH and changes in the laws and governmental regulations applicable to the structure of the Merger and the related transactions).


ITEM 6:  EXHIBITS AND REPORTS ON FORM  8-K

(a) Exhibits.

27 -- Financial Data Schedule

(b) Reports on Form 8-K


          Current Report on Form 8-K dated and filed on April 7, 1998, regarding the filing of financial statements for MeriStar Hotels & Resorts, Inc. and American General Hospitality, Inc.

          Current Report on Form 8-K/A dated March 2, 1998, and filed on May 6, 1998, regarding the filing of the financial statements and pro forma condensed, consolidated statement of operations reflecting the acquisition of the Sheraton Grande Hotel.

          Current Report on Form 8-K/A dated April 7, 1998, and filed on May 22, 1998, regarding the filing of financial statements for MeriStar Hotels & Resorts, Inc. and American General Hospitality, Inc.

          Current Report on Form 8-K dated June 5, 1998, and filed on June 11, 1998, in connection with Amendment No. 1 to the Agreement and Plan of Merger, dated June 5, 1998, among CapStar Hotel Company, CapStar Management Company, L.P. and CapStar Management Company II, L.P., on the one hand, and American General Hospitality Corporation and American General Hospitality Operating Partnership, L.P., on the other hand.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MeriStar Hospitality Corporation



Dated: August 14, 1998                /s/  JOHN EMERY
                                      ---------------------
                                      John Emery
                                      Chief Financial Officer