Form 10-Q
period 1998-09-30
MERISTAR HOSPITALITY CORP
filed 1998-11-16
CIK 1012967

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   (MARK ONE)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM            TO


                         COMMISSION FILE NUMBER 1-11903

                        MERISTAR HOSPITALITY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              MARYLAND                                 72-2648842
    (STATE OF INCORPORATION)               (IRS EMPLOYER IDENTIFICATION NO.)

                          1010 WISCONSIN AVENUE, N.W.
                                   SUITE 650
                             WASHINGTON, D.C. 20007
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

                                  202-295-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Yes [X]  No [_]


The number of shares of Common Stock, par value $0.01 per share, outstanding at November 13, 1998 was 46,242,979.

                        MERISTAR HOSPITALITY CORPORATION


                                     INDEX

                                                                  Page
                                                                  ----

PART I.   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets -
          September 30, 1998 and December 31, 1997                  3

          Condensed Consolidated Statements of Operations -
          Three Months and Nine Months Ended
          September 30, 1998 and 1997                               4

          Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1998 and 1997             6

          Notes to Condensed Consolidated Financial Statements      7

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS            13


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT           18
          MARKET RISK


PART II.  OTHER INFORMATION

ITEM 5:   OTHER INFORMATION                                        18

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                         18


PART I.    FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS

                       MERISTAR HOSPITALITY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               September 30, 1998   December 31, 1997
                                                                               -------------------  ------------------
                                                                                   (unaudited)
Assets

   Investments in hotel properties                                                     $2,661,932          $  950,052
   Accumulated depreciation                                                               (62,091)            (27,275)
                                                                                       ----------          ----------
   Investments in hotel properties, net                                                 2,599,841             922,777

   Cash and cash equivalents                                                                  373              83,429
   Accounts receivable, net                                                                 5,808              24,731
   Deposits                                                                                15,000              16,173
   Prepaid expenses, inventory and other                                                    6,817               8,496

   Note receivable from Lessee                                                             55,500                   -
   Due from Lessee                                                                         20,333                   -
   Investments in and advances to affiliates                                               55,818              11,970
   Restricted cash                                                                         11,128               3,111
   Intangible assets, net of accumulated amortization
    of $1,302 and $2,032                                                                   19,376              53,955
                                                                                       ----------          ----------
                                                                                       $2,789,994          $1,124,642
                                                                                       ==========          ==========

Liabilities, Minority Interests and Stockholders' Equity
   Accounts payable                                                                    $    3,924          $   16,726
   Accrued expenses and other liabilities                                                  57,986              31,996
   Accrued interest                                                                        22,598               8,250
   Income taxes payable                                                                    12,012                 565
   Dividends and distributions payable                                                     16,178                   -
   Deferred income taxes                                                                    7,900               6,098
   Long-term debt                                                                       1,388,464             492,771
                                                                                       ----------          ----------
   Total liabilities                                                                    1,509,062             556,406

Minority interests                                                                        149,897              48,824
Stockholders' Equity:
   Common stock, par value $.01 per share:
     Authorized  250,000 shares
     Issued and outstanding  45,706 and 24,867 shares                                         457                 249
   Additional paid-in capital                                                           1,116,739             499,576
   Retained earnings                                                                       24,159              22,114
   Accumulated other comprehensive income                                                 (10,320)             (2,527)
                                                                                       ----------          ----------
   Total stockholders' equity                                                           1,131,035             519,412
                                                                                       ----------          ----------
                                                                                       $2,789,994          $1,124,642
                                                                                       ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                       MERISTAR HOSPITALITY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Three Months Ended    Nine Months Ended
                                                          September 30,         September 30,
                                                       --------------------  --------------------
                                                          1998       1997      1998       1997
                                                       ----------  --------  ---------  ---------
Revenue
Participating lease revenue                             $ 44,100   $     -   $ 44,100   $      -
Hotel operations:
  Rooms                                                   44,131    61,765    275,610    141,018
  Food and beverage                                       10,943    21,711     85,374     56,387
  Other operating departments                              2,737     4,820     19,496     10,485
Office rental, parking and other revenues                  1,470       448      4,332        448
Hotel management and other fees                              920     1,296      3,136      3,521
                                                        --------   -------   --------   --------

Total revenue                                            104,301    90,040    432,048    211,859
                                                        --------   -------   --------   --------

Hotel operating expenses by department:
  Rooms                                                   10,956    14,593     65,048     33,547
  Food and beverage                                        9,740    17,927     67,493     45,265
  Other operating departments                              1,450     2,682     10,121      5,689
Office rental, parking and other operating expenses          754       114      2,117        114
Undistributed operating expenses:
  Administrative and general                              10,241    13,249     60,803     33,088
  Property operating costs                                 8,621    11,271     50,027     25,227
  Property taxes, insurance and other                      8,891     3,394     20,000      8,027
  Lease expense                                            6,103       824     33,264      1,256
  Depreciation and amortization                           17,726     5,768     37,572     13,988
  Spin-off costs                                           7,345         -      8,481          -
                                                        --------   -------   --------   --------

Total operating expenses                                  81,827    69,822    354,926    166,201
                                                        --------   -------   --------   --------

Net operating income                                      22,474    20,218     77,122     45,658

Interest expense, net                                     17,045     6,819     39,120     15,262
                                                        --------   -------   --------   --------

Income before minority interests, income taxes,
 extraordinary loss and cumulative effect of
accounting change                                          5,429    13,399     38,002     30,396

Minority interests                                           (32)      373      1,814        994
                                                        --------   -------   --------   --------

Income before income taxes, extraordinary
loss and cumulative effect of accounting change            5,461    13,026     36,188     29,402

Income taxes                                               1,593     4,949     12,964     11,237
                                                        --------   -------   --------   --------

Net income before extraordinary loss
and cumulative effect of accounting change                 3,868     8,077     23,224     18,165

Extraordinary loss from early
extinguishment of debt, net of tax benefit                 4,080     4,092      4,080      4,092

Cumulative effect of accounting change,
net of tax benefit                                           921         -        921          -
                                                        --------   -------   --------   --------

                       MERISTAR HOSPITALITY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Three Months Ended    Nine Months Ended
                                                          September 30,         September 30,
                                                       --------------------  --------------------
                                                          1998       1997      1998       1997
                                                       ----------  --------  ---------  ---------

Net income (loss)                                       $ (1,133)  $ 3,985   $ 18,223   $ 14,073
                                                        --------   -------   --------   --------

Net income (loss) per common share

    Basic:
    Net income before extraordinary loss and
    cumulative effect of accounting change              $   0.10   $  0.43   $   0.79   $   1.06
    Extraordinary loss                                     (0.11)    (0.22)     (0.14)     (0.24)
    Cumulative effect of accounting change                 (0.02)        -      (0.03)         -
                                                        --------   -------   --------   --------
    Net income (loss)                                   $  (0.03)  $  0.21   $   0.62   $   0.82
                                                        ========   =======   ========   ========

    Diluted:
    Net income before extraordinary loss and
    cumulative effect of accounting change              $   0.08   $  0.42   $   0.74   $   1.05
    Extraordinary loss                                     (0.09)    (0.21)     (0.13)     (0.23)
    Cumulative effect of accounting change                 (0.02)        -      (0.03)         -
                                                        --------   -------   --------   --------
    Net income (loss)                                   $  (0.03)  $  0.21   $   0.58   $   0.82
                                                        ========   =======   ========   ========

See accompanying notes to condensed consolidated financial statements.

                       MERISTAR HOSPITALITY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           UNAUDITED (IN THOUSANDS)

                                                     Nine Months Ended
                                                       September 30,
                                                   ---------------------
                                                      1998        1997
                                                   ---------   ---------
Operating activities:
Net income                                         $  18,223   $  14,073

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                         37,572      13,988
Non-cash spin-off costs                                3,205           -
Loss on early extinguishment of debt                   6,163       6,600
Cumulative effect of accounting change                 1,485           -
Minority interests                                     1,814         994
Deferred income taxes                                  1,802           -

Changes in operating assets and liabilities:
Accounts receivable, net                              27,196     (13,491)
Deposits, prepaid expenses, inventory and other        6,532      (6,030)
Accounts payable                                      (5,287)      5,642
Accrued expenses and other liabilities                 4,076      19,017
Accrued interest                                      14,348           -
Due from lessee                                      (20,333)          -
Income taxes payable                                  11,447       1,546
                                                   ---------   ---------

Net cash provided by operating activities            108,243      42,339
                                                   ---------   ---------

Investing activities:
Purchases of hotel properties                       (467,612)   (399,517)
Purchase of intangible assets                         (5,425)          -
Investments in and advances to affiliates               (652)     (5,237)
Purchases of minority interests                          (44)        (87)
Funding of notes receivable                          (55,706)          -
Change in restricted cash                             (8,096)     (2,755)
                                                   ---------   ---------

Net cash used in investing activities               (537,535)   (407,596)
                                                   ---------   ---------

Financing activities:
Deferred costs                                        (4,251)    (14,043)
Proceeds from long term debt, net                    372,865     238,420
Proceeds from issuances of common stock, net           1,660     134,207
Spin-off to shareholders                             (23,745)          -
Distributions to minority investors                     (488)       (325)
                                                   ---------   ---------

Net cash provided by financing activities            346,041     358,259
                                                   ---------   ---------

Effect of exchange rate changes on cash
 and cash equivalents                                    195          (5)
                                                   ---------   ---------

Net change in cash                                   (83,056)     (7,003)
Cash and cash equivalents, beginning of period        83,429      21,784
                                                   ---------   ---------

Cash and cash equivalents, end of period           $     373   $  14,781
                                                   ---------   ---------

                       MERISTAR HOSPITALITY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
          (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.  ORGANIZATION

MeriStar Hospitality Corporation (the "Company") was formed on August 3, 1998, as a result of the merger of CapStar Hotel Company ("CapStar") with and into American General Hospitality Corporation ("AGH"), a Maryland corporation operating as a real estate investment trust (the "Merger"). The Company owns a portfolio of primarily upscale, full service hotels, diversified by franchise and brand affiliations, in the United States and Canada. Substantially all of the Company's hotels are leased to and operated by MeriStar Hotels & Resorts, Inc. (MeriStar Hotels & Resorts). As of September 30, 1998, the Company owned 110 hotels with 28,044 rooms.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in CapStar's Annual Report on Form 10-K for the year ended December 31, 1997. Certain 1997 amounts have been reclassified to conform to 1998 presentation.

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

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of annual financial statements or in the notes to interim financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income of the Company includes net income and other comprehensive income from foreign currency items. For the three and nine months ended September 30, 1998, net income (loss) was $(1,133) and $18,223, respectively, other comprehensive income (loss), net of tax, was $ (3,792) and $ (4,832), respectively, and comprehensive income (loss) was $(4,925) and $13,391, respectively. For the three and nine months ended September 30, 1997, net income was $3,985 and $14,073, respectively, other comprehensive income (loss), net of tax, was $(12) and $(273), respectively, and comprehensive income was $3,973 and $13,800, respectively.

In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires that all nongovernmental entities expense costs of start-up activities, including organizational costs, as those costs are incurred and requires the write-off of any unamortized balances upon implementation. SOP 98-5 is effective for financial statements issued for periods beginning after December 15, 1998. The Company has chosen to adopt SOP 98-5 effective July 1, 1998. The effect of this accounting change was a pre-tax charge against income for the three and nine months ended September 30, 1998 of $1,485 ($921 net of tax effect) or ($0.02) and ($0.03) per share for the three and nine months ended September 30, 1998, respectively.

In May 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This issue addresses lessor revenue and lessee expense recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified sales target. The EITF reached a final consensus that lessors, such as the Company, should defer recognition of contingent rental income until specified targets are met. The Company adopted EITF No. 98-9 effective July 1, 1998. The effect of this change was to defer recognition of contingent rental income of $10,000 for the three and nine months ended September 30, 1998.

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

3.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                      September 30, 1998   December 31, 1997
                                      ------------------   -----------------
New Credit facility.................      $  696,000           $       -
Prior Credit facility.............                 -             100,000
Interim loan facility...............         250,000                   -
Convertible notes...................         172,500             172,500
Subordinated notes..................         149,821             149,805
Non-recourse facility...............          52,750              52,750
Mortgage debt and other.............          67,393              17,716


                                           1,388,464             492,771
Less current portion................         (59,870)             (1,056)
                                             --------          ---------
                                          $ 1,328,594          $ 491,715
                                          ===========          =========


In conjunction with the Merger (see Note 8), CapStar terminated its existing credit facility ("Prior Credit Facility") effective August 3, 1998, and the Company entered into a $1,000,000 senior secured credit facility (the "New Credit Facility"). The New Credit Facility is structured as a $300,000, five-year term loan facility; a $200,000, five-and-a-half year term loan facility; and a $500,000, three-year revolving credit facility with two one-year optional extensions. The interest rate on the term loans and revolving facility ranges from 100 to 200 basis points over LIBOR, depending on certain financial performance covenants and long-term senior unsecured debt ratings. The weighted average interest rate on borrowings outstanding under the New Credit Facility as of September 30, 1998 was 7.4 percent. The initial proceeds from the New Credit Facility were used to refinance CapStar's and AGH's existing credit facilities.

Effective August 3, 1998, the Company also entered into a $250,000 interim loan facility ("Interim Loan Facility"), which is expected to be converted into a commercial mortgage-backed security secured by sixteen hotels. The interest rate on the Interim Loan Facility is 110 basis points over LIBOR. The weighted average interest rate on the Interim Loan Facility as of September 30, 1998 was
6.5 percent.

In connection with obtaining the New Credit Facility and the Interim Loan Facility, the Company incurred approximately $5,480 of expenses ($3,397 net of tax effect), as an extraordinary expense associated with the write-off of unamortized deferred financing costs related to the Prior Credit Facility. In addition, in September, the Company prepaid a mortgage note resulting in $683 of extraordinary expense.

Aggregate future maturities of the above obligations are as follows:

  1998..................................... $         538
  1999......................................       59,974
  2000......................................      255,420
  2001......................................      219,523
  2002......................................       42,731
  Thereafter................................      810,278

                                               $1,388,464
                                               ==========

4.  DIVIDENDS AND DISTRIBUTIONS PAYABLE


On September 2, 1998, the Company declared a third quarter dividend of $0.505 per share of common stock, par value of $0.01 per share ("Common Stock") and unit of limited partnership interest ("OP Unit") in the Company's subsidiary operating partnership. The dividend was paid on a prorated basis from August 4, 1998 (the first day of operations following the Merger), through September 30, 1998. The amount of the dividend was $0.31837 per share of Common Stock and OP Unit and was paid on October 30, 1998.

5.  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share ("EPS") (all amounts in thousands):


                                        Three Months Ended September 30,      Nine Months Ended September 30,
                                        --------------------------------    -----------------------------------
                                             1998               1997              1998               1997
                                        ---------------  ---------------    -----------------  ----------------
BASIC EARNINGS PER SHARE
COMPUTATION:
  Net income (loss)                         ($1,133)             $3,985             $18,224            $14,073
Weighted average number
of shares of Common
   Stock outstanding                         38,776              18,909              29,523             17,062
                                             ------              ------              ------             ------
Basic earnings (loss) per share              ($0.03)              $0.21               $0.62              $0.82
                                             ======               =====               =====              =====
DILUTED EARNINGS PER SHARE
COMPUTATION:
 Net income (loss)                          ($1,133)             $3,985             $18,224            $14,073
 Minority interest, net of tax                 (301)                275                (351)               605
                                             ------              ------              ------             ------
 Adjusted net income                        ($1,434)             $4,260             $17,873            $14,678
                                            =======              ======             =======            =======
 Weighted average number
 of shares of Common
   Stock outstanding                         38,776              18,909              29,523             17,062
 Common Stock equivalents-
   OP Units                                   3,318                 802                 744                627
 Common Stock equivalents-
   Stock options                                193                 362                 495                273
                                             ------              ------              ------             ------
 Total weighted average number
 of diluted shares of
   Common Stock outstanding                  42,287              20,073              30,762             17,962
                                             ------              ------              ------             ------
 Diluted earnings (loss) per share           ($0.03)             $ 0.21              $ 0.58             $ 0.82
                                             ======              ======              ======             ======

6.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 Nine Months Ended September 30,
                                                                 --------------------------------
                                                                       1998             1997
                                                                 ----------------  --------------
  Cash paid for interest and income taxes:
  Interest, net of capitalized interest of
  $2,133 and $288,  respectively................................      $   24,744          $14,202
  Income taxes..................................................              97            7,183

  Non-cash investing and financing activities:

  Additions to equipment through capital leases.................             ---               22
  Long-term debt assumed in purchase of property
  and equipment.................................................             ---           16,324
  OP Units issued in purchase of property and
  equipment.....................................................             ---           32,264
  Conversion of OP Units to common stock........................             ---           11,000

  Book value of assets distributed to spun-off affiliate........          41,449              ---
  Book value of liabilities distributed to spun-off affiliate...         (11,768)             ---
  Book value of debt distributed to spun-off affiliate..........          (1,116)             ---
                                                                      ----------
  Book value of net assets distributed to spun-off affiliate....          28,565

  Fair value of assets acquired in Merger.......................       1,306,018              ---
  Fair value of liabilities assumed in Merger...................         (26,167)
  Fair value of debt assumed in Merger..........................        (515,952)
                                                                      ----------
  Fair value of net assets acquired in Merger...................         763,899



7.   PARTICIPATING LEASE AGREEMENTS

The Company's Participating Leases have noncancelable remaining terms ranging from 10 to 12 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index ("CPI"). Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Total lease revenue from all of the Company's leases was $44,100 for the three and nine months ended September 30, 1998. Lease revenue earned from MeriStar Hotels & Resorts, Inc. (see Note 8) for the three and nine months ended September 30, 1998 was $41,200.

8.   MERGER

On March 15, 1998, CapStar and AGH entered into a definitive agreement (the "Merger Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions and covenants, to the Merger, with the surviving entity being named "MeriStar Hospitality Corporation." The Merger was approved at a special meeting of stockholders of CapStar and the annual meeting of stockholders of AGH on July 28, 1998. The Merger and related transactions became effective August 3, 1998.

Pursuant to the Merger Agreement, CapStar also distributed on a pro rata basis to its stockholders all of the capital stock of MeriStar Hotels & Resorts, which consisted of CapStar's hotel operations (including leased hotels) and management business (the "Spin-Off"). The Spin-Off occurred on August 3, 1998. On August 3, 1998, MeriStar Hotels & Resorts acquired privately-held American General Hospitality, Inc. and AGH Leasing, L.P. for an aggregate purchase price of

$95,000, paid with a combination of cash and OP Units. As of September 30, 1998, the Company owns 110 hotels, 102 of which are leased and operated by MeriStar Hotels & Resorts. On August 3, 1998, the common stock of MeriStar Hospitality
(MHX) and MeriStar Hotels & Resorts (MMH) began trading on the New York Stock Exchange.

The Merger was accounted for as a purchase for financial reporting purposes and, accordingly, the operating results of AGH have been included in the Company's consolidated financial statements since August 3, 1998, the date of acquisition. In accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations," CapStar was considered the acquiring enterprise for financial reporting purposes. The Company established a new accounting basis for AGH's assets and liabilities based on their fair values. Prior to August 3, 1998, the financial statements of the Company include hotel operations and operations of MeriStar Hotels & Resorts; subsequent to August 3, 1998, the hotel operations are leased to MeriStar Hotels & Resorts following the Spin-Off and are no longer reflected in the Company's operating results. The Company has included expenditures related directly to the acquisition of AGH as part of the cost of acquiring AGH and those expeditures relating to the Spin-Off as expenses as incurred.

Pursuant to an intercompany agreement, the Company and MeriStar Hotels & Resorts provide each other with, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, MeriStar Hotels & Resorts has a right of first refusal to become the lessee of any real property acquired by the Company. MeriStar Hotels & Resorts also provides the Company with certain services including administrative, corporate, accounting, finance, insurance, legal, tax, data processing, human resources and operational services, for which MeriStar Hotels & Resorts is compensated in an amount that the Company would be charged by an unaffiliated third party for comparable services.

In conjunction with the Merger and related transactions, the Company had several significant events that affect income tax-related balances for the period ended September 30, 1998. These events are summarized below:

 . The Spin-Off was treated as a taxable event to the Company and CapStar's shareholders. As a result, the Company experienced a taxable gain equal to the excess of the fair market value of the MeriStar Hotels & Resorts stock over the Company's tax basis in that stock. The taxable gain associated with this transaction is estimated as approximately $44,000.
 . As a result of the Merger, the combined entity will continue to file as a real estate investment trust ("REIT"). REITs are generally not subject to federal income taxes, provided that they comply with various requirements necessary to maintain REIT status. Since the Company expects to maintain its REIT status, the tax effect of cumulative temporary differences as of August 3, 1998 has been reversed as a charge to deferred income tax expense and reduction in deferred income taxes payable. This reversal reduced deferred income taxes payable by approximately $18,500 as of August 3, 1998.
 . REITs are subject to federal income taxes in certain instances for asset dispositions occurring within 10 years of electing REIT status. The Company does not expect to incur federal tax liability resulting from the disposition of assets with built-in gain.
 . REITs are subject to state and city income taxes in certain jurisdictions. The
  Company has estimated the state and city income taxes associated with the reversal of temporary differences as $1,100; this amount is included in the deferred income tax liability as of September 30, 1998.
 . As described above, for purposes of preparing the Company's financial statements, the Company established a new accounting basis for AGH's assets and liabilities based on their fair values. In accordance with GAAP, the Company has provided deferred income tax liability for the estimated future tax effect of differences between the accounting and tax bases of assets acquired from AGH. This deferred income tax liability is estimated as $6,800, based on information available at the date of the Merger, and may be adjusted upon the final determination of the estimated tax liability.

9.  PRO FORMA  INFORMATION (UNAUDITED)

The following unaudited pro forma summary presents information for the Company as if the Merger, the Spin-Off and all hotels of CapStar and AGH had been acquired as of the beginning of the periods presented. In management's opinion, all pro forma adjustments necessary to reflect the material effects of these transactions have been made. The pro forma information does not purport to present what the actual results of operations of the Company would have been if the Merger, the Spin-Off and acquisitions had occurred on such dates, nor to project the results of operations of the Company for any future period.


                         Nine Months Ended
                           September 30,
                         -----------------
                          1998      1997
                          ----      ----
      Total Revenue     $212,497  $211,317
      Net income        $ 44,220  $ 51,481
      Diluted EPS       $   1.64  $   1.14

10.   SUBSEQUENT EVENTS

On October 1, 1998, the Company completed the acquisition of South Seas Properties Company, Limited Partnership ("South Seas") for a purchase price of $200,000. South Seas is a beachfront resort owner and operator which includes seven resorts with 1,293 rooms and a golf course. This acquisition was funded through a combination of borrowings on the New Credit Facility and the issuance of OP Units.

On November 4, 1998, the Company declared its fourth quarter dividend of $0.505 per share of Common Stock and OP Unit. The dividend, equivalent to an annual rate of $2.02 per share of Common Stock and OP Unit, is payable on January 29, 1999 to shareholders of record on December 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

MeriStar Hospitality Corporation (the "Company") owns a portfolio of primarily upscale, full service hotels, diversified by franchise and brand affiliations, in the United States and Canada. Substantially all of the Company's hotels are leased to and operated by MeriStar Hotels & Resorts, Inc. (MeriStar Hotels & Resorts), an affiliated entity. As of September 30, 1998, the Company owned 110 hotels with 28,044 rooms, 102 of which are leased and operated by MeriStar Hotels & Resorts. Prior to August 3, 1998, the Company's consolidated financial statements included the operating results for the owned and leased hotels as well as management fees from hotels managed for third-party owners. Subsequent to August 3, 1998, the Company owns certain hotels which are leased to hotel operators and no longer manages hotels. Therefore, the financial statements for the periods ended September 30, 1998 reflect differing numbers of owned, leased, and managed hotels throughout the periods. The following table outlines the Company's portfolio of owned, leased and managed hotels:

                      OWNED                  LEASED                  MANAGED                 TOTAL
               HOTELS      ROOMS       HOTELS      ROOMS       HOTELS       ROOMS       HOTELS     ROOMS
9/30/98          110       28,044        ---        ---          ---          ---         110     28,044
12/31/97          47       12,019         40      5,687           27        4,631         114     22,337
9/30/97           41       10,521          1        196           27        4,732          69     15,449
12/31/96          19        5,166        ---        ---           28        4,619          47      9,785



On March 15, 1998, CapStar Hotel Company ("CapStar") and American General Hospitality Corporation ("AGH") entered into a definitive agreement (the "Merger Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions and covenants, to the merger of CapStar with and into AGH (the "Merger"),with the surviving entity being named "MeriStar Hospitality Corporation". The Merger was approved at a special meeting of stockholders of Capstar and the annual meeting of stockholders of AGH on July 28, 1998. The Merger and related transactions became effective August 3, 1998.

Pursuant to the Merger Agreement, CapStar also distributed on a pro rata basis to its stockholders all of the capital stock of MeriStar Hotels & Resorts, which consisted of CapStar's hotel operations (including leased hotels) and management business (the "Spin-Off"). As of September 30, 1998, the Company owns 110 hotels, 102 of which are leased and operated by MeriStar Hotels & Resorts. On August 3, 1998, the common stock of MeriStar Hospitality (MHX) and MeriStar Hotels & Resorts (MMH) began trading on the New York Stock Exchange.

The Merger was accounted for as a purchase for financial reporting purposes. In accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations," CapStar was considered the acquiring enterprise for financial reporting purposes. The Company established a new accounting basis for AGH's assets and liabilities based on their fair values. For financial reporting purposes, the results of operations of AGH were included in the Company's statement of operations from August 3, 1998. The Company has included expenditures related directly to the acquisition of AGH as part of the cost of acquiring AGH and those expenditures relating to the Spin-Off as expenses as incurred (see Results of Operations).

The Company purchased AGH for approximately $1.3 billion through the issuance of
23.9 million shares and units of limited partnership interest ("OP Units") in the Company's subsidiary operating partnership, valued at $795 million and assumption of debt and other liabilities of $542 million. The acquisition has been recorded at the fair values of the net assets required. The financial statements reflect the preliminary allocation of purchase price as the purchase price has not been finalized.

FINANCIAL CONDITION

SEPTEMBER 30, 1998 COMPARED WITH DECEMBER 31, 1997

Total assets increased by $1,665.4 million to $2,790.0 million at September 30, 1998 from $1,124.6 million at December 31, 1997. This growth was due to the acquisition of 63 hotels during the first nine months of 1998, including 53 hotels pursuant to the Merger.

Total liabilities increased by $952.7 million to $1,509.1 million at September 30, 1998 from $556.4 million at December 31, 1997 due mainly to an increase in long-term debt. Long-term debt increased by $895.7 million to $1,388.5 million at September 30, 1998 from $492.8 million at December 31, 1997 as a result of debt assumed from the Merger and borrowings under new credit facilities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

Total revenue increased by $14.3 million or 16% from $90.0 million in the three-month period ended September 30, 1997 to $104.3 million in the three-month period ended September 30, 1998. This increase was primarily attributable to the Merger, offset by effects of the Spin-Off. On a pro forma basis for the hotels the Company owned for the entire quarter ended September 30, 1998, revenue per available room ("RevPAR") increased 5.4 percent to $69.14 for the three months ended September 30, 1998, compared to $65.57 for the comparable period in 1997. On a pro forma basis same-store average daily rate ("ADR") for such hotels rose
3.8 percent from $88.13 to $91.50 and occupancy increased to 75.6 percent, compared to 74.4 percent in the same period in 1997.

Hotel department and other operating expenses decreased in 1998 as hotel operations are only reflected through August 3, 1998. Subsequent to that date, in conjunction with the Merger and Spin-Off, hotel operations were leased to MeriStar Hotels & Resorts.

Undistributed operating expenses increased in 1998 as a result of the acquisition of new properties in 1998 and the Merger.

Net interest expense increased to $17.0 million for the three months ended September 30, 1998 from $6.8 million for the same period in 1997. This increase was attributable to the borrowings made to finance the acquisition of hotels during 1997 and 1998 and the debt assumed in the Merger.

In accordance with generally accepted accounting principles, the Company has
expensed the direct costs incurred related to the Spin-Off.   The Company
incurred expenses of $7.3 million (consisting primarily of professional fees, incentive compensation, and other items) related to the Spin-Off during the three months ended September 30, 1998.

During the three months ended September 30, 1998 and 1997, the Company recognized extraordinary expenses of $4.1 million (net of tax benefits of $2.1 and $2.5 million), respectively. The 1998 expense is related to the write-off of unamortized deferred financing costs in connection with terminating CapStar's credit facility and the prepayment of a mortgage note. The 1997 expense is related to the write-off of unamortized deferred financing costs in connection with expanding CapStar's credit facilities during the three months ended September 30, 1997.

During the three months ended September 30, 1998, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires that all nongovernmental entities expense costs of start-up activities, including organizational costs, as those costs are incurred and requires the write-off of any unamortized balance upon implementation. The effect of this accounting change was a pre-tax charge against income for the three months ended September 30, 1998 of $1,485 ($921 net of tax effect).

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30,1997

Total revenue increased by $220.1 million or 104% from $211.9 million in the nine-month period ended September 30, 1997 to $432.0 million in the nine-month period ended September 30, 1998. This substantial increase was primarily attributable to the Merger and revenue growth from hotels in the Company's portfolio that benefited from renovation and repositioning programs. On a pro forma basis RevPAR increased 7.3 percent to $68.77 for the nine months ended September 30, 1998, compared to $64.09 for the comparable period in 1997. On a pro forma basis same-store ADR rose 6.3 percent from $88.35 to $93.88 and occupancy increased to73.3 percent, compared to 72.5 percent in the same period in 1997.

Hotel department and other operating expenses increased considerably due to the increase in the number of owned and leased hotels in 1998 as compared to 1997. Additionally the expenses for the nine months ended September 30, 1998, reflect hotel operating expenses only through August 3, 1998; subsequent to that date, hotel operations were leased to MeriStar Hotels & Resorts. The hotel operating expenses for the nine months ended September 30, 1997, however, reflect hotel operating expenses for the entire nine-month period.

Undistributed operating expenses increased in 1998 as a result of the additional owned, leased and managed hotels added to the Company's portfolio since September 30, 1997.

Net interest expense increased to $39.1 million for the nine months ended September 30, 1998, from $15.3 million for the same period in 1997. This increase was attributable to the borrowings made to finance the acquisition of hotels during 1997 and 1998 and the debt assumed in the Merger.

The White Paper on Funds From Operations ("FFO") approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity real estate investment trust ("REIT") because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. In addition, the Company has included the effect of deferred revenue resulting from EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods," in the calculation of FFO.

Pro forma information for the Company is presented as if the Merger, the Spin-Off and all hotels of CapStar and AGH had been acquired as of the beginning of the periods presented. The following is a reconciliation between pro forma net income and pro forma FFO for the three and nine months ended September 30, 1998, respectively, (in thousands);

                                              Three Months Ended   Nine Months Ended
                                                 September 30,       September 30,
                                              -------------------  -----------------

Pro forma net income                                    $ 39,651            $ 44,220

Effect of change in deferred participating
lease revenue                                            (14,093)             36,886

Minority interest                                          5,624              10,306

Depreciation and amortization                             20,783              63,409
                                                        --------            --------

Pro forma FFO                                           $ 51,965            $154,821
                                                        ========            ========

LIQUIDITY AND CAPITAL RESOURCES

Prior to the Merger and related transactions, CapStar's primary sources of liquidity were cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. CapStar's continuing operations were funded through cash generated from hotel operations. Hotel acquisitions and joint venture investments were financed through a combination of internally generated cash, external borrowings and the issuance of OP Units and/or Common Stock, par value $0.01 per share ("Common Stock"). CapStar did not pay dividends to stockholders.

Following the Merger and Spin-Off, the Company's principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. The Company expects to fund its continuing operations through cash generated by its participating leases. The Company also expects to finance hotel acquisitions and joint venture investments through a combination of internally generated cash, external borrowings and the issuance of OP Units and/or common stock. Additionally, the Company will be required, in order to maintain favorable tax treatment accorded to a REIT under the Internal Revenue Code, to distribute to stockholders at least 95% of its REIT taxable income. The Company expects to fund such distributions through cash generated from operations or borrowings on the Company's credit facility.

Operating activities provided $108.2 million of net cash in the nine-month period ended September 30, 1998 mainly due to higher levels of net income, depreciation and amortization, accrued expenses and other liabilities. The Company used $537.5 million of cash in investing activities for the first nine months of 1998, primarily for the acquisition of hotels and capital expenditures at the Company's owned hotels and a note receivable from MeriStar Hotels & Resorts . Net cash provided by financing activities of $346.0 million resulted primarily from net borrowings under the Company's credit facilities.

In conjunction with the Merger, CapStar terminated its existing credit facility ("Prior Credit Facility") effective August 3, 1998, and the Company entered into a $1.0 billion senior secured credit facility (the "New Credit Facility"). The New Credit Facility is structured as a $300 million, five-year term loan facility; a $200 million, five-and-a-half year term loan facility; and a $500 million, three-year revolving credit facility with two one-year optional extensions. The interest rate on the term loans and revolving facility ranges from 100 to 200 basis points over LIBOR, depending on certain financial performance covenants and long-term senior unsecured debt ratings. The weighted average interest rate on borrowings outstanding under the New Credit Facility as of September 30, 1998 was 7.4 percent. The initial proceeds from the New Credit Facility were used to refinance CapStar's and AGH's existing credit facilities. At September 30, 1998, the Company had available $304.0 million under the New Credit Facility's revolving facility. Subsequent to September 30, 1998, the Company used $192 million of borrowings to purchase a resort company, pay dividends and fund general corporate and capital expenditures. As of November 13, 1998, the Company has available $112.0 million under the New Credit Facility's revolving facility.

Effective August 3, 1998, the Company also entered into a $250 million interim loan facility ("Interim Loan Facility"), which is expected to be converted into a commercial mortgage-backed security secured by sixteen hotels. The interest rate on the Interim Loan Facility is 110 basis points over LIBOR. The weighted average interest rate on the Interim Loan Facility as of September 30, 1998 was
6.5 percent.

Capital for renovation work has historically been and is expected to be provided by a combination of internally generated cash and external borrowings. Once initial renovation programs for a hotel are completed, the Company expects to spend approximately 4% annually of hotel revenues for ongoing capital expenditure programs, including room and facilities refurbishments, renovations, and furniture and equipment replacements. During the three and nine-month periods ended September 30, 1998, the Company and AGH combined spent $30.9 and $113.7 million, respectively on initial renovation and ongoing capital expenditure programs. The Company expects to spend approximately $63.4 million during the remainder of 1998 to complete initial renovation programs and to fund ongoing capital expenditures for its hotels.

The Company believes cash generated by operations, together with anticipated borrowing capacity under the New Credit Facility, will be sufficient to fund its existing working capital, ongoing capital expenditures, and debt service requirements. The Company believes, however, that its future capital decisions will also be made in response to specific acquisition and/or investment opportunities, depending on conditions in the capital and other financial markets. Accordingly, the Company may consider increasing its borrowing capacity or issuing additional debt or equity securities, the proceeds of which could be used to finance acquisitions or investments, or to refinance existing debt.

YEAR 2000 CONVERSION

The Company is in the process of conducting a review of its computer systems to identify the systems that could be affected by the "Year 2000" problem and has initiated an implementation plan to address the problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, this could result in a major systems failure or miscalculations.

The Company's hotel properties contain various information technology and
embedded technology systems.   Both types of systems contain microprocessors and
microcontrollers that must be assessed for Year 2000 compliance. The Company has developed a comprehensive implementation plan to address the potential Year 2000 problems caused by such systems. This plan involves six stages: increase awareness of issue; assign responsibility for coordinating response to issue; information collection; analysis; modification, repair or replacement; and testing. The Company is currently in its information collection stage, and expects to complete this stage by late November 1998. The subsequent stages are expected to be completed as follows: analysis -- December 1998; modification, repair or replacement -- April 1999; and testing -- June 1999. As an additional part of its implementation plan to address the Year 2000 problem, the Company has also initiated communications with third parties with which it has material relationships to determine the extent of potential Year 2000 problems with these parties' services provide to the Company. The most critical of these services involve such items as reservations systems for the Company's hotels. Without such systems, the Company could suffer a material decline in business at many of its properties. The Company expects to complete its communications and assessment of these outside parties' services by March 1999. Also, the Company expects to develop contingency plans in 1999 to allow for manual or other alternative operation of certain computerized systems, in the event that modification, repair, and replacement efforts are not completed timely.

The Company anticipates completing its Year 2000 implementation plan no later than June 30, 1999, which is prior to any anticipated impact on its operating systems. Historical costs incurred to address the Year 2000 problem include approximately $0.2 million. The Company has not yet developed a final cost estimate related to fixing Year 2000 issues, but an initial estimate of these remediation costs for its properties is $10-20 million. This cost estimate is based on the Company's preliminary assessment, and will be refined and adjusted as the Company continues to complete the stages of its implementation plan to address the potential Year 2000 problems.

Based on its preliminary assessment, the Company believes that its risks of Year 2000 non-compliance (that is, its "most reasonably likely worst case scenario"), with modifications to existing software and converting to new software, will not pose significant operational problems for the Company's computer systems as so modified and converted. If, however, such modifications and conversions are not completed timely, the Year 2000 problem could have a material impact on the Company's financial position and operations. The Company's operations are highly dependent upon participating lease revenue earned from the lessees of its properties. These participating lease revenue amounts are based upon revenues generated at the leased properties. To the extent that the Year 2000 problems materially affect the conduct of operations at those properties, it is likely that those lessees' revenues would be affected, and that the Company's participating lease revenues would ultimately be affected.

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



ITEM 6:  EXHIBITS AND REPORTS ON FORM  8-K

(a) Exhibits.

27 -- Financial Data Schedule

(b) Reports on Form 8-K


     Current Report on Form 8-K dated and filed on August 14, 1998, regarding the merger of CapStar Hotel Company with and into American General Hospitality Corporation.

                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MeriStar Hospitality Corporation



Dated: November 16, 1998                /s/  JOHN EMERY
                                        ---------------------------
                                            John Emery
                                            Chief Financial Officer