Form 10-K
period 1998-12-31
MERISTAR HOSPITALITY CORP
filed 1999-03-02
CIK 1012967

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 1998

                                      OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                        Commission File Number 1-11903

                       MERISTAR HOSPITALITY CORPORATION
              (Exact name of issuer as specified in its charter)

MARYLAND                                        75-2648842
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)

1010 WISCONSIN AVENUE, N.W.,
WASHINGTON, D.C.                                     20007
(Address of principal executive offices)           (Zip code)

      Registrant's telephone number, including area code: (202) 295-1000

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                 Name of each exchange on which registered:
  --------------------------------           ------------------------------------------
Common Stock, par value $.01 per share                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                              -

  Based on the average sale price at March 1, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $824,935,000.

  The number of shares of the Registrant's common stock outstanding as of March 1, 1999 was 46,828,959.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Those portions of the Registrant's definitive proxy statement relating to Registrant's 1999 Annual Meeting of Stockholders which are incorporated into Items 10, 11, 12, and 13.

                                    PART I

ITEM 1. BUSINESS

                                  THE COMPANY

  MeriStar Hospitality Corporation (the "Company") is a comprehensive real estate investment trust ("REIT"), which owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada. As of December 31, 1998, the Company owned 117 hotels that contain 29,351 rooms (the "Hotels"). The Hotels are located in major metropolitan areas or rapidly growing secondary markets and are well located within these markets. A majority of the Hotels are operated under nationally recognized brand names such as Hilton(R), Sheraton(R), Westin(R), Marriott(R), Doubletree(R) and Embassy Suites(R). All of the Hotels and the Company's other assets are held by, and all of the Company's operations are conducted by, MeriStar Hospitality Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and controls its operations.

  The Company was created on August 3, 1998, when American General Hospitality Corporation ("AGH"), a Maryland corporation operating as a REIT, and its affiliated entities merged with CapStar Hotel Company, a Delaware corporation ("CapStar"), and its affiliated entities pursuant to an Agreement and Plan of Merger, dated as of March 15, 1998 (the "Merger").

  At the Merger, through a series of transactions, CapStar transferred or caused to be transferred certain assets and liabilities to MeriStar Hotels & Resorts, Inc. ("OPCO"), a Delaware corporation and a wholly owned subsidiary of CapStar, so that OPCO would own the hotel management and leasing business previously operated by CapStar and its subsidiaries, and CapStar then distributed to its stockholders on a share-for-share basis (the "Spin-Off") all of the outstanding capital stock of OPCO. Immediately following the Merger, OPCO acquired 100% of the partnership interests in AGH Leasing, L.P., the third-party lessee that leased most of the hotels owned by AGH, and substantially all of the assets and certain liabilities of American General Hospitality, Inc., the third-party manager that managed most of the hotels owned by AGH. OPCO is the lessee and manager of 109 of the Hotels as well as properties of other hotel owners. The eight Hotels not leased by OPCO are leased by affiliates of Prime Hospitality, Corp. ("Prime"). The Company and OPCO share certain key officers and four board members. An intercompany agreement aligns the Company's interests with the interests of OPCO (the "Intercompany Agreement"), with the objective of benefiting both companies' shareholders. See "Intercompany Agreement."

  Each of the Company's leases is a participating lease ("Participating Lease") designed to allow the Company to achieve substantial participation in any future growth of revenues generated at the Hotels. Each Participating Lease has a term of twelve years from the inception of the lease, subject to earlier termination upon the occurrence of certain events. Under each Participating Lease, the lessee is obligated to pay the Company the greater of fixed base rent or participating rent based on a percentage of revenues at each of the Hotels. See "The Participating Leases."

  The Company's business strategy is to opportunistically acquire hotel properties and related businesses with the potential for cash flow growth, and to renovate and reposition each hotel according to the characteristics of the hotel and its market. During the year ended December 31, 1998, the Company spent (including expenditures by both CapStar and AGH prior to the Merger) a total of $200 million on renovations at the Hotels and intends to spend an additional $175 million during 1999 completing its renovation programs. See "Special Note Regarding Forward-Looking Statements."

  The Company believes that the upscale, full-service segment of the lodging industry is the most attractive segment in which to own hotels. The upscale, full-service segment is attractive for several reasons. First, the real estate market has experienced a significant slow down in the past year in the development of upscale, full-service hotels. Second, upscale, full-service hotels appeal to a wide variety of customers, thus reducing the risk of decreasing demand from any particular customer group. Additionally, such hotels have particular appeal to both business executives and upscale leisure travelers, customers who are generally less price sensitive than travelers who use limited-service hotels.

                                   BUSINESS

  The Company seeks to increase shareholder value by maintaining its close relationship with OPCO, a successful hotel operator, and by continuing to find upscale, full-service hotels that can be acquired at prices below replacement cost in selected markets throughout North America.

The Intercompany Agreement

Rights of First Refusal

  The Intercompany Agreement provides that OPCO has a right of first refusal to become the lessee of any real property acquired by the Company if the Company determines that, consistent with its status as a REIT, the Company is required to enter into a lease; provided that OPCO or an entity controlled by OPCO is qualified to be the lessee based on experience in the industry and financial and legal qualifications.

  The Intercompany Agreement provides that the Company must provide OPCO with written notice of a lessee opportunity. During the 30 days following such notice, OPCO has a right of first refusal with regard to the offer to become a lessee and the right to negotiate with the Company on an exclusive basis regarding the terms and conditions of the lease. If after 30 days, the Company and OPCO are unable to agree on the terms of a lease or if OPCO indicates that it is not interested in pursuing the opportunity, the Company may offer the opportunity to other hotel operators for a period of one year thereafter, at a price and on terms and conditions that are not more favorable than the price and terms and conditions proposed to OPCO. After this one-year period, if the Company has not leased the property, the Company must again offer the opportunity to OPCO in accordance with the procedures specified above.

  Each company has established a leasing committee which reviews all hotel leases to be entered into between the companies. Both leasing committees consist of directors that are not directors of the other company.

  OPCO has agreed not to acquire or make (i) investments in real estate or (ii) any other investments that may be made by a REIT under the federal income tax rules governing REITs unless they have provided written notice to the Company of the material terms and conditions of the acquisition or investment opportunity, and the Company has determined not to pursue such acquisitions or investments either by providing written notice to OPCO rejecting the opportunity within 20 days or by allowing such 20-day period to lapse. OPCO has also agreed to assist the Company in structuring and consummating any acquisition or investment which the Company elects to pursue.

  The Intercompany Agreement provides the Company and OPCO with a symbiotic relationship so that investors in both companies may enjoy the economic benefit of the entire enterprise. Investors should be aware, however, that because of the independent trading of the shares of the Company and the shares of OPCO, stockholders of each company may develop divergent interests which could lead to conflicts of interest. This divergence of interests could also reduce the anticipated benefits of the relationship between the two companies.

Provision of Services

  OPCO provides the Company with certain services as the Company may reasonably request from time to time, including administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources, acquisition identification and due diligence, and operational services. The Company compensates OPCO for services provided in an amount determined in good faith by OPCO as the amount an unaffiliated third party would charge the Company for comparable services.

Equity Offerings

  If either the Company or OPCO desires to engage in a securities issuance, such issuing party will give notice to such other party as promptly as practicable of its desire to engage in a securities issuance. Any such notice will include the proposed material terms of such issuance, to the extent determined by the issuing party, including whether such issuance is proposed to be pursuant to public or private offering, the amount of securities proposed to be issued and the manner of determining the offering price and other terms thereof. The non-issuing party will cooperate with the issuing party in every way to effect any securities issuance of the issuing party by assisting in the preparation of any registration statement or other document required in connection with such issuance and, in connection therewith, providing the issuing party with such information as may be required to be included in such registration statement or other document.

Term

  The Intercompany Agreement will terminate upon the earlier of (a) August 3, 2008, or (b) a change in ownership or control of OPCO.

  The Company may lend OPCO up to $75 million for general corporate purposes pursuant to a revolving credit agreement. Amounts outstanding under the facility bear interest at the rate of the 30-day London Interbank Offered Rate ("LIBOR") plus 350 basis points. As of December 31, 1998, OPCO had drawn $67 million on the facility at an interest rate of 8.56%.

Acquisition Strategy

  In order to maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95% of its taxable income (excluding net capital gains). As a result, in order to complete acquisitions, the Company relies heavily on its ability to raise new capital through debt and equity offerings; that ability is dependent on the then current status of the capital markets. During the last six to nine months, the capital markets have changed and equity capital is not available at prices that make it beneficial to acquire new assets.

  Although the Company is not currently pursuing direct acquisition opportunities due to the lack of available capital, it continues to be aware of acquisition opportunities in the upscale, full-service hotel market. The Company currently anticipates that it may make investments in hotels through joint ventures with strategic partners or through equity contributions, sales and leasebacks, or secured loans.

  The Company focuses its attention on investments in hotels located in markets with economic, demographic and supply dynamics favorable to hotel owners. Through its extensive due diligence process, the Company selects those acquisition targets where it believes selective capital improvements and well selected third-party management will increase the hotel's ability to attract key demand segments, enhance hotel operations and increase long-term value. In order to evaluate the relative merits of each investment opportunity, senior management of the Company together with OPCO create detailed plans covering all areas of renovation and operation. These plans serve as the basis for the Company's acquisition decisions and guide subsequent renovation and operating plans which will be carried out by a third-party hotel operator.

Competition

  The Company competes primarily in the upscale and mid-priced sectors of the full-service segment of the lodging industry. In each geographic market in which the Hotels are located, there are other full- and limited-service hotels that compete with the Hotels. Competition in the U.S. lodging industry is based generally on convenience of location, brand affiliation, price, range of services and guest amenities offered and quality of customer service and overall product.

Employees

  As of December 31, 1998, the Company employed four persons, all of whom are compensated on a salary basis. All of the Company's employees work at the corporate headquarters. The Company also reimburses OPCO for work performed by its employees on behalf of the Company. During 1998, the Company reimbursed OPCO approximately $781,000 for worked performed by OPCO employees on behalf of the Company.

Franchises

  The Company employs a flexible branding strategy based on a particular hotel's market environment and the hotel's unique characteristics. Accordingly, the Company uses various national trade names pursuant to licensing arrangements with national franchisors.

Governmental Regulation

  Americans with Disability Act - Under the Americans with Disabilities Act (the "ADA"), all public accommodations are required to meet certain requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA required upgrades to the Hotels, a determination that the Company is not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. The Company is likely to incur additional costs of complying with the ADA; however, such costs are not expected to have a material adverse effect on the Company's results of operations or financial condition.

     Environmental Laws - Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the owner's ability to use the property, sell the property or borrow by using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. The operation and removal of certain underground storage tanks are also regulated by federal and state laws. In connection with the ownership of the Hotels, the Company could be liable for the costs of remedial action with respect to such regulated substances and storage tanks and claims related thereto. Certain environmental laws and common law principles could also be used to impose liability for releases of hazardous materials, including asbestos-containing materials ("ACMs"), into the environment, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs or other hazardous materials.

  Phase I environmental site assessments ("ESA") have been conducted at all of the Hotels, and Phase II ESAs have been conducted at some of the Hotels by qualified independent environmental engineers. The purpose of the ESA is to identify potential sources of contamination for which the Hotels may be responsible and to assess the status of environmental regulatory compliance. The ESAs have not revealed any environmental liability or compliance concerns that the Company believes would have a material adverse effect on the Company's business, assets, results of operations or liquidity, nor is the Company aware of any material environmental liability or concerns. Nevertheless, it is possible that these ESAs did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which the Company is currently unaware.

  In reliance upon the Phase I and Phase II ESAs, the Company believes the Hotels are in material compliance with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in any of the Hotels.


                          THE OPERATING PARTNERSHIPS

  The following summary information is qualified in its entirety by the provisions of the MeriStar Hospitality Operating Partnership, L.P. limited partnership agreement, a copy of which has been filed as an exhibit to this Form 10-K.

  Substantially all of the Company's assets are held indirectly by MeriStar Hospitality Operating Partnership, L.P. (the "Operating Partnership"), the Company's subsidiary operating partnership. The Company is the sole general partner of the Operating Partnership, and the Company and approximately 114 independent third parties are limited partners of the Operating Partnership. The partnership agreement of the Operating Partnership give the general partner full control over the business and affairs of the Operating Partnership. The general partner is also given the right, in connection with the contribution of property to the Operating Partnership or otherwise, to issue additional partnership interests in the Operating Partnership in one or more classes or series, with such designations, preferences and participating or other special rights and powers (including rights and powers senior to those of the existing partners) as the general partner may determine.

  The Operating Partnership's partnership agreement provides for four classes of partnership interests ("OP Units"): Common OP Units, Class B OP Units, Class C OP Units and Class D OP Units. As of March 1, 1999, the partners of the Operating Partnership own the following aggregate numbers of OP Units: (i) the Company and its wholly-owned subsidiaries own a number of Common OP Units equal to the number of issued and outstanding shares of the Company's common stock, par value $0.01, (the "Common Stock") and (ii) independent third parties own 5,782,490 OP Units (consisting of 3,306,872 Common OP Units, 974,588 Class B OP Units, 1,108,873 Class C OP Units and 392,157 Class D OP Units). Common OP Units and Class B OP Units receive quarterly distributions per OP Unit equal to the dividend paid on each of the Company's Common Shares. Class C OP Units receive a non-cumulative, quarterly distribution equal to $0.5575 per Class C OP Unit until such time as the dividend rate on the Company's Common Shares exceeds $0.5575 whereupon the Class C OP Units automatically convert into Common OP Units. Class D OP Units pay a 6.5% cumulative annual preferred return based on an assumed price per Common Share of $22.16, compounded quarterly to the extent not paid on a current basis, and are entitled to a liquidation preference of $22.16 per Class D OP Unit. All net income and capital proceeds earned by the Operating Partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the Common OP Units in proportion to the number of Common OP Units in the relevant Operating Partnership owned by each such holder.

  Each OP Unit held by the independent third-parties is redeemable by the holder for one share of Common Stock (or, at the Company's option, for cash in an amount equal to the market value of a share of Common Stock). In addition, the Class D OP Units may be redeemed by the Operating Partnership at a price of $22.16 per Class D OP Unit (or, at the Company's option, for a number of shares of Common Stock having a value equal to such redemption price) at any time after April 1, 2000 or by the holders of the Class D OP Units at a price of $22.16 per Class D OP Unit (in cash or, at the holder's option, for a number of shares of Common Stock having a value equal to the redemption price) at any time after April 1, 2004.


               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain information both included and incorporated by reference in this Prospectus may contain forward- looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of our Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, interest rates, competition, supply and demand for hotel rooms in our current and proposed market areas and general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.



ITEM 2. PROPERTIES

  The Company maintains its corporate headquarters in Washington, D.C. and owns hotel properties throughout the United States and Canada. As of December 31, 1998, the Company owned 117 Hotels. The Company leases land for seven of its Hotels (Hilton Washington Embassy Row, Washington, DC; Hilton Port of Los Angeles/San Pedro, San Pedro, California; Doubletree Resort, Palm Springs, California; Jekyll Inn, Jekyll Island, Georgia; Hilton Clearwater, Clearwater, Florida; Courtyard by Marriott, Lake Buena Vista, Florida; and Radisson Hotel, Rochester, New York). The Company also leases part of the land for six of the Hotels (Westin Morristown, Morristown, New Jersey; Courtyard by Marriott Meadowlands, Secaucus, New Jersey; Wyndham Hotel Albuquerque, Albuquerque, New Mexico; Hilton Hotel Toledo, Toledo, Ohio; Wyndham Airport Hotel, San Jose, California; and Westin Resort Key Largo, Key Largo, Florida). No one hotel property is material to the operation of the Company. A typical Hotel has meeting and banquet facilities, food and beverage facilities and guest rooms and suites.

  The Hotels feature, or after the Company's renovation programs have been completed will feature, comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities that attract meeting and convention functions from groups and associations, upscale business and vacation travelers as well as banquets and receptions from the local community.

  The following table sets forth certain information with respect to the Hotels for the year ended December 31, 1998:


                                                                           Guest              Average           Average
              Hotel                     Location                           Rooms            Daily Rate         Occupancy
             --------                   --------                        -----------      --------------     -------------


Sheraton Hotel....................  Mesa, AZ                             273            $ 85.15               53.0%
Crowne Plaza Hotel.............     Phoenix, AZ                          250              84.32               52.8
Embassy Suites....................  Tucson, AZ                           204              83.72               74.8
Courtyard by Marriott.............  Century City, CA                     134             115.24               85.6
Hilton Hotel......................  Irvine, CA                           289             100.04               73.0
Marriott Hotel....................  Los Angeles, CA                      469             118.78               68.5
Courtyard by Marriott.............  Marina Del Rey, CA                   276              90.08               92.2
Hilton Hotel......................  Monterey, CA                         204             114.62               62.5
Doubletree Resort.................  Palm Springs, CA                     285              81.62               52.8
Hilton Hotel......................  Sacramento, CA                       331             100.09               71.9
Holiday Inn Select...............   San Diego, CA                        317              75.54               84.0
Sheraton Hotel...................   San Francisco, CA                    525             151.62               86.9
Crowne Plaza Hotel.............     San Jose, CA                         239             129.05               72.7
Wyndham Hotel.....................  San Jose, CA                         355             133.51               65.3
Hilton Hotel......................  San Pedro, CA                        226              71.83               81.0
Santa Barbara Inn.................  Santa Barbara, CA                     71             149.60               82.3

Holiday Inn.......................  Colorado Springs, CO                 200              66.38               70.7
Sheraton Hotel....................  Colorado Springs, CO                 500              76.89               69.2
Embassy Suites Denver.............  Englewood, CO                        236             109.99               76.3
Hilton Hotel......................  Hartford, CT                         388             102.60               74.3
Ramada............................  Meriden, CT                          150              78.20               72.2
The Lodge at the Seaport..........  Mystic, CT                            77              81.73               54.7
Ramada............................  Shelton, CT                          155             122.03               75.9
Doubletree Bradley Airport........  Windsor Locks, CT                    200              81.97               69.4
Embassy Row Hilton................  Washington, DC                       193             125.84               74.9
Georgetown Inn....................  Washington, DC                        96             133.96               83.2
The Latham Hotel..................  Washington, DC                       143             124.03               83.0
South Seas Plantation.............  Captiva, FL                          579             221.00               59.4
Hilton Hotel......................  Clearwater, FL                       426             100.57               70.6
Ramada Hotel......................  Clearwater, FL                       289              72.95               66.9
Hilton Hotel......................  Cocoa Beach, FL                      296              84.93               76.8
Holiday Inn.......................  Ft. Lauderdale, FL                   240              73.69               73.1
Howard Johnson Resort.............  Key Largo, FL                        100              78.57               84.6
Westin Hotel......................  Key Largo, FL                        200             133.37               70.2
Courtyard by Marriott.............  Lake Buena Vista, FL                 314             102.48               84.9
Sheraton Safari Hotel.............  Lake Buena Vista, FL                 489              77.11               77.8
Radisson Hotel....................  Marco Island, FL                     268             126.19               69.7
Holiday Inn.......................  Madeira Beach, FL                    149              76.09               65.5
Radisson Hotel....................  Orlando, FL                          742              88.05               71.2
Best Western Hotel................  Sanibel Island, FL                    46             133.76               75.6
Sanibel Inn.......................  Sanibel Island, FL                    96             148.93               74.3
Seaside Inn.......................  Sanibel Island, FL                    32             148.12               71.2
Song of the Sea...................  Sanibel Island, FL                    30             170.91               86.3
Sundial Beach Resort..............  Sanibel Island, FL                   243             184.43               72.7
Doubletree Hotel..................  Tampa, FL                            496              58.97               71.4
Doubletree Guest Suites...........  Atlanta, GA                          155             107.45               65.9
Westin Atlanta Airport............  Atlanta, GA                          495              85.14               78.7
Jekyll Inn........................  Jekyll Island, GA                    262              65.59               52.8
Wyndham Hotel.....................  Marietta, GA                         218              63.60               72.0
Radisson Hotel....................  Arlington Heights, IL                201              87.15               70.3
Radisson Hotel & Suites...........  Chicago, IL                          350             150.26               78.0
Holiday Inn.......................  Rosemont, IL                         507             110.26               80.4
Radisson Hotel....................  Schaumburg, IL                       200              89.11               70.2
Doubletree Guest Suites...........  Indianapolis, IN                     137              90.00               69.0
Radisson Plaza....................  Lexington, KY                        367              84.00               62.7
Seelbach Hilton Hotel.............  Louisville, KY                       321             107.54               65.6
Holiday Inn Select................  Kenner, LA                           303              85.60               76.6
Lafayette Hilton & Towers.........  Lafayette, LA                        327              76.89               72.6
Maison de Ville..................   New Orleans, LA                       23             267.25               67.6
Holiday Inn.......................  Annapolis, MD                        219              91.11               70.4
Radisson Hotel...................   Baltimore, MD                        148             106.25               75.5
Sheraton Hotel...................   Columbia, MD                         287             102.77               73.4
Holiday Inn Express............     Hanover, MD                          159              75.43               82.5
Hampton Inn.....................    Ocean City, MD                       168              82.67               53.7
Hilton Hotel......................  Detroit, MI                          151              93.12               85.1
Hilton Hotel......................  Grand Rapids, MI                     224              85.91               66.7
Holiday Inn Sports Complex........  Kansas City, MO                      163              69.87               73.0
Holiday Inn.......................  St. Louis, MO                        120              71.91               81.7
Sheraton Airport Plaza............  Charlotte, NC                        222              90.87               73.4
Hilton Hotel......................  Durham, NC                           194              88.98               62.0
Courtyard by Marriott.............  Durham, NC                           146              81.01               72.0
Four Points Hotel.................  Cherry Hill, NJ                      213              78.64               62.8

Ramada Hotel......................  Mahwah, NJ                           128              91.11               73.2
Sheraton Hotel....................  Mahwah, NJ                           225             117.79               78.0
Westin Morristown.................  Morristown, NJ                       199             121.67               59.1
Four Points Hotel.................  Mt. Arlington, NJ                    124             100.86               75.7
Doral Forrestal...................  Princeton, NJ                        290             154.39               65.3
Courtyard by Marriott.............  Secaucus, NJ                         165             115.84               87.8
Marriott Hotel....................  Somerset, NJ                         440             123.13               74.9
Doubletree Hotel..................  Albuquerque, NM                      295              75.26               71.4
Wyndham Hotel.....................  Albuquerque, NM                      276              65.89               80.8
Crowne Plaza Hotel................  Las Vegas, NV                        202              86.40               82.2
St. Tropez Suites.................  Las Vegas, NV                        149              97.35               72.6
Radisson Hotel....................  Rochester, NY                        171              69.93               71.4
Radisson Hotel....................  Middleburg Heights, OH               237              75.41               66.8
Hilton Hotel......................  Toledo, OH                           213              70.81               60.7
Westin Hotel......................  Oklahoma City, OK                    395              74.64               52.9
Crowne Plaza Hotel................  Lake Oswego, OR                      161             109.06               64.4
Sheraton Great Valley ............  Frazer, PA                           198             110.18               75.4
Embassy Suites Center City........  Philadelphia, PA                     288             136.31               74.7
Holiday Inn Select................  Trevose, PA                          215              92.77               72.2
Hilton Hotel......................  Arlington, TX                        309              86.18               76.8
Doubletree Hotel..................  Austin, TX                           350              95.80               66.8
Austin Hilton & Towers............  Austin, TX                           320              80.52               67.3
Holiday Inn Select................  Bedford, TX                          243              66.62               80.1
Radisson Hotel....................  Dallas, TX                           304              65.08               71.8
Renaissance Hotel.................  Dallas, TX                           289              94.91               58.0
Sheraton Hotel....................  Dallas, TX                           348              68.29               60.9
Hilton Hotel......................  Houston, TX                          291              67.56               69.2
Marriott Hotel....................  Houston, TX                          302             117.52               69.4
Hilton Hotel......................  Houston, TX                          295             105.85               78.7
Sheraton Hotel....................  Houston, TX                          382              80.55               56.3
Holiday Inn Select................  Irving, TX                           409              77.76               79.7
Hilton Hotel......................  Midland, TX                          249              74.88               51.9
Hilton Hotel......................  Salt Lake City, UT                   287              78.35               80.8
Holiday Inn.......................  Alexandria, VA                       178             107.75               75.4
Ramada Inn........................  Alexandria, VA                       253              99.52               68.0
Hilton Hotel......................  Arlington, VA                        209             117.10               82.4
Hilton Hotel......................  Arlington, VA                        386              99.25               71.2
Hampton Inn.......................  Richmond, VA                         124              70.01               75.6
Holiday Inn.......................  Richmond, VA                         280              55.56               60.9
Hilton Hotel......................  Bellevue, WA                         179             118.91               79.0
Crowne Plaza Hotel................  Madison, WI                          226              94.11               71.5
Holiday Inn Calgary Airport.......  Calgary, Alberta                     170              48.36               78.7
Sheraton Hotel....................  Guildford, B.C.                      278              66.61               70.1
Holiday Inn Metrotown.............  Vancouver, B.C.                      100              72.74               83.1
Ramada Vancouver Centre...........  Vancouver, B.C.                      118              68.74               79.9
                                                                     -------            -------               ----
Total/Weighted Average                                                29,351            $ 95.00               71.5%
                                                                     ========           =======               ======

                           THE PARTICIPATING LEASES

  Subsidiaries of OPCO (the "Lessees") lease all but eight of the Hotels. Each Participating Lease provides for an initial term of 12 years. Each Participating Lease provides OPCO with three renewal options of five years each (except in the case of properties with ground leases having a remaining term of less than 40 years), provided that (a) the Lessee will not have the right to a renewal if a change in the tax law has occurred that would permit the Company to operate the hotel directly; (b) if the Lessee elects not to renew a Participating Lease for any applicable Hotel, then the Company has the right to reject the exercise of a renewal right on a Participating Lease of a comparable hotel; and (c) the rent for each renewal term is adjusted to reflect the then fair market rental value of the hotel. If the Company and the Lessee are unable to agree upon the then fair market rental value of a hotel, the Participating Lease terminates upon the expiration of the then current term and the Lessee then has a right of first refusal to lease the hotel from the Company on such terms as the Company may have agreed upon with a third-party lessee.

Base Rent; Participating Rent; Additional Charges

  Each Participating Lease requires the Lessee to pay (i) fixed monthly base rent (the "Base Rent"), (ii) participating rent ("Participating Rent") which is payable monthly and based on certain percentages of room revenue, food and beverage revenue and telephone and other revenue at each hotel in excess of Base Rent, and (iii) certain other amounts, including interest accrued on any late payments or charges ("Additional Charges"). Base Rent and Participating Rent departmental thresholds (departmental revenue on which the rent percentage is based) are increased annually by a percentage equal to the percentage increase in the Consumer Price Index (CPI percentage increase plus 0.75% in the case of the Participating Rent departmental revenue threshold) compared to the prior year. In addition, under certain circumstances, a reduced percentage rate will apply to the revenues attributable to certain "discounted rates" that the Lessee may offer. Base Rent is payable monthly in arrears. Participating Rent is payable in arrears based on a monthly schedule adjusted to reflect the seasonal variations in the hotel's revenue.

  Other than real estate and personal property taxes and assessments, rent payable under ground leases, casualty insurance, including loss of income insurance, capital impositions and capital replacements and refurbishments (determined in accordance with generally accepted accounting principles), that are obligations of the Company, the Participating Leases require the Lessee to pay rent, liability insurance, all costs and expenses and all utility and other charges incurred in the operation of the hotels. The Participating Leases also provide for rent reductions and abatements in the event of damage or destruction or a partial taking of any hotel.

  The Participating Leases also provide for a rental adjustment under certain circumstances in the event of (a) a major renovation of the hotel, or (b) a change in the franchisor of the hotel.

Lessee Capitalization

  The Participating Leases require OPCO, as guarantor of the Participating Leases, to maintain a book net worth of not less than $40 million. Further, commencing January 1, 1999, for so long as the tangible net worth of OPCO is less than 17.5% of the aggregate rents payable under the Participating Leases for the prior calendar year, OPCO is prohibited from paying dividends or making distributions other than dividends or distributions made for the purpose of permitting the partners of the Operating Partnership to pay taxes on the taxable income of the Operating Partnership attributable to its partners plus any required preferred distributions existing to partners.

Termination

  The Company has the right to terminate the applicable Participating Lease upon the sale of a hotel to a third party or, upon the Company's determination not to rebuild after a casualty, upon payment to the Lessee of the fair market value of the leasehold estate (except for properties initially identified by the Company and OPCO as properties slated to be sold). The fair market value of the leasehold estate is determined by discounting to present value at a discount rate of 10% per annum the cash flow for each remaining year of the then current lease term, which cash flow will be deemed to be the cash flow realized by the Lessee under the applicable Participating Lease for the 12-month period preceding the termination date. The Company will receive as a credit against any such termination payments an amount equal to any outstanding "New Lease Credits," which means the projected cash flow (determined on the same basis as the termination payment) of any new Participating Leases entered into between the Company and OPCO after the Effective Date for the initial term of such new Participating Lease amortized on a straight-line basis over the initial term of the new Participating Lease.

Performance Standards

  The Company has the right to terminate the applicable Participating Lease if, in any calendar year, the gross revenues from a hotel are less than 95% of the projected gross revenues for such year as set forth in the applicable budget unless (a) the Lessee can reasonably demonstrate that the gross revenue shortfall was caused by general market conditions beyond the Lessee's control or
(b) the Lessee "cures" the shortfall by paying to the Company the difference between the rent that would have been paid to the Company had the property achieved gross revenues of 95% of the budgeted amounts and the rent paid based on actual gross revenues. The Lessee does not have such a cure right for more than two consecutive years.

  The Participating Leases also require that the Lessee spend in each calendar year at least 95% of the amounts budgeted for marketing expenses and for repair and maintenance expenses.

Assignment and Subleasing

  The Lessees do not have the right to assign a Participating Lease or sublet a hotel without the prior written consent of the Company. For purposes of the Participating Lease, a change in control of OPCO or the Lessees will be deemed an assignment of the Participating Lease and will require the Company's consent, which may be granted or withheld in its sole discretion.


ITEM 3. LEGAL PROCEEDINGS


  In the course of the Company's normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company. Based on currently available facts, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters have been submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "MHX." The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock on the NYSE.

                                                                                                                  Price
                                                                                                               ----------
                                                                                                         High              Low
                                                                                                      ----------      -------------

1999:
   First Quarter (through March 1, 1999)............................................................    $ 19 3/8          $17 11/16
1998:
   Fourth Quarter (ended December 31, 1998).........................................................      20 1/4           12 15/16
   Third Quarter (from Merger on August 3, 1998 through September 30, 1998)                               21 3/8            14 9/16
     Third Quarter (from July 1, 1998 through August 2, 1998)(1)                                          29 7/8            25 1/16
     Second Quarter (ended June 30, 1998) (1)                                                            34 7/16             27 1/8
     First Quarter (ended March 31, 1998) (1)                                                             36 1/2             31 1/8

_____________

(1) Represents the share prices of CapStar Hotel Company which, pursuant to generally accepted accounting principles, is the predecessor of the Company.

  The last reported sale price of the Common Stock on the NYSE on March 1, 1999 was $17 15/16. As of March 1, 1999, there were approximately 297 holders of record of the Common Stock.

  On November 4, 1998, the Company declared a dividend of $0.505 per share relating to the fourth quarter of 1998 that was paid on January 29, 1999 to stockholders of record as of December 30, 1998.

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

  In order to maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95% of its taxable income (excluding net capital gains). Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet these distribution requirements. In that event, the Company would seek to borrow the amount to obtain the cash necessary to make distributions to retain its qualification as a REIT for federal income tax purposes. The distributions made in 1998 represent a 33% return of capital.


Recent Sales of Unregistered Securities

CapStar Hotel Company

  Each of CapStar's private issuances of shares of Common Stock and the Operating Partnership's private issuances of OP Units has been in reliance on an exemption from registration under Section 4(2) of the Act in the amounts and for the consideration set forth below.

  On May 29, 1996, CapStar issued 100 shares of Common Stock to Cherwell Investors, Inc., a wholly-owned subsidiary of Acadia Partners, L.P. for nominal consideration.

  On June 20, 1996, CapStar entered into a formation agreement pursuant to which it became obligated to issue 3,504,221 shares of Common Stock to the beneficial owners of EquiStar Hotel Investors, L.P. ("EquiStar") and the CapStar operating partnership. In August 1996, in connection with CapStar's initial public offering, CapStar issued 3,504,221 shares of Common Stock to such beneficial owners.

  On April 1, 1997, CapStar issued 809,523 Common OP Units and 392,157 Class D OP Units to affiliates of Highgate Hotels, Inc. ("Highgate") in connection with CapStar's purchase of a portfolio of six hotels from certain affiliates of Highgate.

  On November 17, 1997, CapStar issued 674,236 Common OP Units to affiliates of Winston Hospitality, Inc. ("Winston") in connection with CapStar's acquisition of substantially all of the assets of Winston.

American General Hospitality Corporation

  Each of AGH's private issuances of shares of Common Stock and the Operating Partnership's private issuances of OP Units has been in reliance on an exemption from registration under Section 4(2) of the Act in the amounts and for the consideration set forth below.

  On June 27, 1997, AGH privately issued 225,690 Class B OP Units as part of the purchase of the Hilton Hotel Cocoa Beach. On July 16, 1997 the Class B OP Units automatically converted into Common OP Units.

  On July 14, 1997, as part of the terms of the strategic alliance between Wyndham International and AGH, an affiliate of Wyndham purchased 95,741 shares of restricted Common Stock. The shares were purchased in connection with the conversion of the LeBaron Airport Hotel to the Wyndham San Jose Airport Hotel.

  On October 14, 1997, AGH issued under the Company's Non-Employee Directors' Incentive Plan, 1,109 shares of Common Stock to the Board of Directors for compensation in accordance with their agreement to serve as directors of the Company.

  On November 30, 1997, AGH privately issued 11,568 Class B OP Units as part of the purchase of the Courtyard by Marriott Durham. On December 31, 1997, these Class B OP Units automatically converted into Common OP Units.

  On December 31, 1997, AGH privately sold an additional 1,159,546 shares of its Common Stock to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership.

  On January 2, 1998, AGH privately sold an additional 420,106 shares of Common Stock to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership.

  On January 8, 1998, AGH privately issued 439,375 Class B OP Units as part of the purchase price of a portfolio hotels owned by Prime. On April 16, 1998 the Class B OP Units converted into Common OP Units.

  On January 15, 1998, AGH privately sold the balance of 100,829 shares of its Common Stock to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership.

  On February 3, 1998, AGH privately issued 1,108,874 Class C OP Units as part of the purchase price of the Holiday Inn O'Hare International Hotel. The Class C OP Units bear a preferred annual distribution rate of $2.23 per Class C OP Unit until such time as the dividend distribution rate for the Class C OP Units will equal the distribution rate on the Common Stock. In addition, the holders of the Class C OP Units received 974,588 additional OP Units due to the fact that the fair market value of the Common Stock (as reported on the New York Stock Exchange, Inc.) was trading below $35 per share on the anniversary date of the closing of the acquisition.

The Company

  On August 21, 1998, the Company privately issued 46,628 Class B OP Units as part of the purchase of the land under the Four Points Hotel in Mt. Arlington, New Jersey. On October 14, 1998 the Class B OP Units automatically converted into Common OP Units.

  On October 1, 1998, the Company privately issued 916,230 Common OP Units as part of the purchase of a portfolio of assets from South Seas Properties Company Limited Partnership and its affiliates.

ITEM 6. SELECTED FINANCIAL DATA


  The following table sets forth selected historical financial information for the Company. The selected Operating Results and Balance Sheet Data have been extracted from the consolidated financial statements for each of the periods presented. The following information should be read in conjunction with the consolidated financial statements and notes thereto for the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                             Year Ended December 31,
                                                      --------------------------------------------------------------------
                                                          1998         1997           1996          1995           1994
                                                      ----------   -----------   ------------   -----------   ------------
                                                       (dollars in thousands, except per share amounts and Operating Data)
Revenue:
 Hotel operations:
 Participating lease revenue.............................      $  135,994     $        -     $       -     $       -     $    -
 Rooms.......................................................     275,610        207,736        68,498        14,456          0
 Food, beverage, office rental and other.....................     110,519        103,521        36,949         7,471          0
 Management services and other revenues......................       3,174          5,136         4,345         4,436      4,418
                                                             -------------    -----------    ---------     ----------    -------
   Total revenues............................................     525,297        316,393       109,792        26,363      4,418
                                                             -------------    -----------    ----------    ----------    -------
Operating expenses:
Departmental expenses:
 Rooms.......................................................      65,048         51,075        17,509         4,190          0
 Food, beverage and other....................................      80,327         77,373        27,102         5,437          0
Undistributed operating expenses:
 Administrative and general..................................      62,350         50,332        20,448         8,078      4,508
 Property and other operating costs..........................     122,963         55,111        17,151         3,934          0
 Depreciation and amortization...............................      60,703         20,990         8,248         2,097         23
                                                             -------------    -----------    ----------    ----------    -------
   Total operating expenses..................................     391,391        254,881        90,458        23,736      4,531
                                                             -------------    -----------    ----------    ----------    -------
Net operating income (loss)..................................     133,906         61,512        19,334         2,627       (113)
Interest expense, net........................................      64,378         21,024        12,346         2,414          0
Minority interest............................................       5,121          1,425           (39)          (18)         0
Provision for income taxes (A)...............................      15,699         14,911         2,674             0          0
                                                             -------------    -----------    ----------    ----------    -------
Income (loss) before extraordinary loss......................      48,708         24,152         4,353           231       (113)
Extraordinary loss, net of tax  (B)..........................      (4,080)        (4,092)       (1,956)         (888)         0
Cumulative effect of accounting change, net of tax  (C)              (921)             -             -             -          -
                                                             -------------    -----------    ----------    ----------    -------
   Net income (loss).........................................  $   43,707     $   20,060     $   2,397     $    (657)    $ (113)
                                                             ============     ===========    =========     =========     =======
Basic earnings per share before extraordinary loss (D).......       $1.45          $1.29         $0.31             -          -
Diluted earnings per share before extraordinary loss (D).....       $1.40          $1.27         $0.31             -          -
Number of shares of common stock issued and outstanding (E)..      46,718         24,867        12,754             -          -
Other Financial Data:
EBITDA (F)...................................................  $  194,609     $   82,502     $  27,582     $   4,724     $  (90)
Net cash provided by operating activities....................     162,796         59,882        13,373         4,357         66
Net cash used in investing activities........................    (785,505)      (586,259)     (225,251)     (116,573)       (41)
Net cash provided by financing activities....................     543,256        588,428       226,830       119,048          0
Balance Sheet Data:
Investments in hotel properties, gross.......................  $2,909,439     $  950,052     $ 343,092     $ 110,883     $  176
Total assets.................................................   2,998,460      1,124,642       379,161       132,650      1,232
Long term debt...............................................   1,602,352        492,771       200,361        73,574          0

                                                                    1998         1997         1996         1995      1994
                                                                    ----         ----         ----         ----      ----
Operating Data:
Owned Hotels:
 Number of hotels (E)...........................................       117           47           19           6        -
 Number of guest rooms (E)......................................    29,351       12,019        5,166       2,101        -
 Total revenues.................................................  $522,123     $311,257     $105,447     $21,927        -
 Average occupancy (G)..........................................      71.5%        72.0%        71.6%       72.3%       -
 ADR (H)........................................................  $  95.00     $  86.87     $  82.84     $ 71.58        -
 RevPAR (I).....................................................  $  67.90     $  62.55     $  59.31     $ 51.75        -

___________

(A) No provision for federal income taxes was included prior to the August 1996 initial public offering as the Company's predecessor entities were partnerships and all federal income tax liabilities were passed through to the individual partners.

(B) During 1995, 1996, 1997 and 1998 certain loan facilities were refinanced and the write-offs of deferred costs associated with the prior facilities were recorded as extraordinary losses.

(C) Pursuant to AICPA Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" which the Company adopted on July 1, 1998, the effect of this accounting change was a pre-tax charge against income for the year ended December 31, 1998 of $1,485 ($921 net of tax effect).

(D) Basic and diluted earnings per share before extraordinary item for the year ended December 31, 1996 is based on earnings for the period from August 20, 1996 through December 31, 1996.

(E)  As of December 31 for the periods presented.

(F) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Management believes that EBITDA is a useful measure of operating performance because (i) it is industry practice to evaluate hotel properties based on operating income before interest, depreciation and amortization and minority interests of common and preferred OP Unit holders, which is generally equivalent to EBITDA, and
     (ii) EBITDA is unaffected by the debt and equity structure of the entity. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), is not necessarily indicative of cash available to fund all cash flow needs, and should not be considered as an alternative to net income under GAAP for purposes of evaluating the Company's results of operations and may not be comparable to other similarly titled measures used by other companies.

(G) Represents total number of rooms occupied by hotel guests on a paid basis divided by total available rooms.

(H) Represents total room revenues divided by total number of rooms occupied by hotel guests on a paid basis.

(I)  Represents total room revenues divided by total available rooms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  MeriStar Hospitality Corporation (the "Company") owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada. Substantially all of the Company's hotels are leased to and operated by MeriStar Hotels & Resorts, Inc. ("OPCO"). As of December 31, 1998, the Company owned 117 hotels (with 29,351 rooms), 109 of which are leased and operated by OPCO.

  On March 15, 1998, CapStar Hotel Company ("CapStar") and American General Hospitality Corporation ("AGH") entered into a definitive agreement (the "Merger Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions and covenants, to the merger of CapStar with and into AGH (the "Merger"), with the surviving entity being named "MeriStar Hospitality Corporation". The Merger was approved at a special meeting of stockholders of CapStar and the annual meeting of stockholders of AGH on July 28, 1998. The Merger and related transactions became effective August 3, 1998.

  Pursuant to the Merger Agreement, CapStar also distributed on a pro rata basis to its stockholders all of the capital stock of OPCO (the "Spin-Off"), whose assets consisted of CapStar's hotel operations (including leased hotels) and management business. On August 3, 1998, the Company's common stock, par value $.01 per share ("Common Stock"), and the common stock of OPCO began trading on the New York Stock Exchange.

  The Merger was accounted for as a purchase for financial reporting purposes. In accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations," CapStar was considered the acquiring enterprise for financial reporting purposes. The Company established a new accounting basis for AGH's assets and liabilities based on their fair values. For financial reporting purposes, the results of operations of AGH were included in the Company's statement of operations from August 3, 1998. The Company has included expenditures related directly to the acquisition of AGH as part of the cost of acquiring AGH and those expenditures relating to the Spin-Off as expenses incurred (see - Results of Operations).

  The Company purchased AGH for approximately $1.3 billion through the issuance of 23.9 million shares of common stock and units of limited partnership interest ("OP Units") in the Company's subsidiary operating partnership, valued at $795 million and assumption of debt and other liabilities of $550 million. The acquisition has been recorded at the fair value of the net assets acquired.

  Prior to August 3, 1998, the Company's consolidated financial statements included the operating results for the owned and leased hotels as well as management fees from hotels managed for third-party owners. Subsequent to August 3, 1998, the Company owns certain hotels that are leased to hotel operators and no longer manages hotels. Therefore, the financial statements for the periods ended December 31, 1998 reflect differing numbers of owned, leased, and managed hotels throughout the periods. The following table outlines the Company's portfolio of owned, leased and managed hotels:

                               Owned                       Leased                     Managed                     Total
                         Hotels      Rooms           Hotels      Rooms          Hotels      Rooms           Hotels      Rooms
                       ----------  ----------       ---------  ---------       ---------  ----------       ---------  ---------
December 31, 1998             117      29,351               -          -               -           -             117     29,351
December 31, 1997              47      12,019              40      5,687              27       4,631             114     22,337
December 31, 1996              19       5,166               -          -              28       4,619              47      9,785

Financial Condition


December 31, 1998 compared with December 31, 1997


  Total assets increased by $1,873.9 million to $2,998.5 million at December 31, 1998 from $1,124.6 million at December 31, 1997. This growth was due to the acquisition of 70 hotels during 1998, including 53 hotels pursuant to the Merger.

  Total liabilities increased by $1,152.5 million to $1,708.9 million at December 31, 1998 from $556.4 million at December 31, 1997 due mainly to an increase in long-term debt. Long-term debt increased by $1,109.6 million to $1,602.4 million at December 31, 1998 from $492.8 million at December 31, 1997 as a result of the debt assumed in connection with the Merger and borrowings under new credit facilities to finance the acquisitions of certain hotels.

  Minority interests increased $89.7 million to $138.5 million at December 31, 1998 from $48.8 million at December 31, 1997, reflecting the value of OP Units of the Company's operating partnership subsidiaries issued in conjunction with the Merger and with the acquisitions of certain hotels and South Seas Properties Company, Limited Partnership. The increase in additional paid-in capital resulted primarily from the Merger and the redemption of OP Units.

Results of Operations


Year Ended December 31, 1998 compared with the Year Ended December 31, 1997

  Subsequent to August 3, 1998, the Company earned participating lease revenue of $136.0 million. Substantially all of the Company's hotels are leased to and operated by OPCO. Participating lease revenue represents lease payments to the Company from the lessees pursuant to the Company's participating lease agreements. Total revenue increased by $208.9 million or 66% to $525.3 million in 1998 compared to $316.4 million in 1997. This increase was primarily attributable to the Merger, the acquisition of new hotels and revenue growth from hotels in the Company's portfolio that benefited from renovation and repositioning programs. On a pro forma basis for the year ended December 31, 1998, revenue per available room ("REVPAR") increased 7.0% to $67.90 compared to 1997. On a pro-forma basis same-store average daily rate ("ADR") for the hotels rose 5.7% to $95.00, coupled with a 1% increase in occupancy to 71.5%.

  Hotel department and other operating expenses increased slightly for the year ended December 31, 1998 compared to the prior year. Hotel operations for the year are only reflected through August 3, 1998. Subsequent to that date, in conjunction with the Merger and Spin-Off, hotel operations were leased to OPCO. The increase in hotel department and other operating expenses is primarily due to an increase in the number of owned and leased hotels in 1998 prior to the Merger and Spin-Off.

  Undistributed operating expenses increased significantly in 1998 as a result of the acquisition of new properties in 1998 and the Merger. Subsequent to August 3, 1998, the Company is responsible for real estate taxes, property insurance and various other undistributed expenses that are not included in hotel operations which are leased to OPCO.

  Net interest expense increased $43.4 million to $64.4 million for the year ended December 31, 1998, from $21.0 million in 1997. This increase was attributable to the borrowings made to finance the acquisition of hotels during 1998 and the debt assumed in connection with the Merger.

  Minority interests increased $3.7 million to $5.1 million from $1.4 million in 1997 due to the issuance of OP Units in conjunction with the Merger and the acquisition of certain hotels. Income taxes increased $0.8 million in 1998 to $15.7 million from $14.9 million in 1997. Subsequent to August 3, 1998, the Company's overall effective tax rate decreased to 3% as a result of the elimination of federal income taxes as a result of the Company becoming a real estate investment trust ("REIT"). The slight increase in income taxes compared to prior year is a result of the substantial increase in pre-tax income in 1998 coupled with an overall effective tax rate of 38.2% through August 2, 1998.

  On August 3, 1998, the Company recognized extraordinary losses of $4,080 (net of a tax benefit of $2,083), due to the write-off of unamortized deferred financing fees in conjunction with refinancing certain credit facilities.

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires that all non-governmental entities expense costs of start-up activities, including organizational costs, as those costs are incurred and requires the write-off of any unamortized balances upon implementation. SOP 98-5 is effective for financial statements issued for periods beginning after December 15, 1998. The Company chose to adopt SOP 98-5 effective July 1, 1998. The effect of this accounting change was a charge against income for the year ended December 31, 1998 of $921 (net of tax benefit of $564).

  Earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") grew $112.1 million to $194.6 million in 1998 from $82.5 million in 1997. This growth reflects both the increases in the number of hotels owned and improved operating margins on the Company's overall hotel portfolio.

  The White Paper on Funds From Operations ("FFO") approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity real estate investment trust ("REIT") because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

  Pro forma information for the company is presented as if the Merger, the Spin-Off, and the acquisition of all hotels of CapStar and AGH had occurred as of the beginning of the period presented. The following is a reconciliation between pro forma net income and pro forma FFO for the year ended December 31, 1998 (in thousands);

                                                       1998
                                                       ----

Pro forma net income                               $ 96,232

Minority interest                                     9,883

Interest on convertible debt                          8,194

Hotel depreciation and amortization                  85,117
                                                   --------
Pro forma FFO                                      $199,426
                                                   ========

Year Ended December 31, 1997 compared with the Year Ended December 31, 1996


  Total revenue increased by $206.6 million or 188% to $316.4 million in 1997 compared to $109.8 million in 1996. This increase resulted from acquiring 28 hotels and leasing 40 hotels during the year, and revenue growth from hotels in the Company's portfolio that benefited from renovation and repositioning programs. Operating expenses increased $164.4 million to $254.9 million in 1997 from $90.5 million in 1996 due to the increase in the number of hotels owned and leased during 1997. Net operating income as a percentage of total revenue increased to 19.4% in 1997 from 17.6% in 1996, reflecting increased operational efficiencies in the Company's hotel portfolio.

  Net interest expense increased $8.7 million to $21.0 million in 1997 from $12.3 million in 1996. This increase was attributable to the borrowings made to finance the acquisition of hotels during 1997, partially offset by the use of proceeds from Common Stock offerings to repay outstanding indebtedness in 1997 and lower average interest rates charged on the Company's borrowings in 1997 as compared to 1996.

  Minority interests of $1.4 million in 1997 were significantly higher than in 1996 due to the minority interest related to the OP Units issued in 1997. Income taxes increased $12.2 million to $14.9 million in 1997 compared to $2.7 million in 1996, due to substantially higher levels of pre-tax income in 1997. The Company's overall effective tax rate decreased to 38.2% in 1997 from 40.0% in 1996 as a result of lower state and local taxes.

  EBITDA grew $54.9 million to $82.5 million in 1997 from $27.6 million in 1996. This growth reflects both the increase in the number of hotels owned and operated, and improved operating margins on the Company's overall hotel portfolio.

  During 1997 and 1996, the Company recognized extraordinary losses of $4.1 million and $2.0 million (net of tax benefits of $2.5 million and $1.3 million), respectively, related to the write-off of unamortized loan costs in connection with expanding the Company's credit facilities.

Liquidity and Capital Resources

  Prior to the Merger and related transactions, CapStar's primary sources of liquidity were cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. CapStar's continuing operations were funded through cash generated from hotel operations. Hotel acquisitions and joint venture improvements were financed through a combination of internally generated cash, external borrowings and the issuance of OP Units and/or Common Stock. CapStar did not pay dividends to stockholders.

  Following the Merger and Spin-Off, the Company's principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. The Company expects to fund its continuing operations through cash generated by its participating leases. The Company also expects to finance future hotel acquisitions and joint venture investments through a combination of internally generated cash, external borrowings and the issuance of OP Units and/or common stock. Additionally, the Company will be required, in order to maintain favorable tax treatment accorded to a REIT under the Internal Revenue Code of 1986, as amended, to distribute to stockholders at least 95% of its REIT taxable income. The Company expects to fund such distributions through cash generated from operations or borrowings on the Company's credit facility.

  Operating activities provided $162.8 million of net cash for the year ended December 31, 1998 mainly due to higher levels of net income and depreciation and amortization. The Company used $785.5 million of cash in investing activities for the year ended December 31, 1998, primarily for the acquisition of hotels and capital expenditures at the Company's hotels and a note receivable from OPCO. Net cash provided by financing activities of $543.3 million resulted primarily from net borrowings under the Company's credit facilities.

  In conjunction with the Merger, CapStar terminated its existing credit facility effective August 3, 1998, and the Company entered into a $1.0 billion senior secured credit facility (the "New Credit Facility"). The New Credit Facility is structured as a $300 million, five-year term loan facility; a $200 million, five-and-a-half year term loan facility; and a $500 million, three-year revolving credit facility with two one-year optional extensions. The interest rate on the term loans and revolving facility ranges from 100 to 200 basis points over 30-day LIBOR, depending on certain financial performance covenants and long-term senior unsecured debt ratings. The weighted average interest rate on borrowings outstanding under the New Credit Facility as of December 31, 1998 was 7.4%. The initial proceeds from the New Credit Facility were used to refinance CapStar's and AGH's existing credit facilities. As of December 31, 1998, the company had available $90 million under the New Credit Facility's revolving facility.

  Effective August 3, 1998, the Company also entered into a $250 million secured facility ("Secured Facility"), which is expected to be converted into a commercial mortgage-backed security secured by 16 hotels. The interest rate on the Secured Facility is 110 basis points over 30-day LIBOR. The weighted average interest rate on the Secured Facility as of December 31, 1998 was 6.8%.

  Capital for renovation work has historically been and is expected to continue to be provided by a combination of internally generated cash and external borrowings. Once initial renovation programs for a hotel are completed, the Company expects to spend approximately 4% annually of hotel revenues for ongoing capital expenditure programs, including room and facilities refurbishment's, renovations, and furniture and equipment replacements. For the year ended December 31, 1998, the Company spent (including expenditures by both CapStar and AGH prior to the Merger) $200 million on initial renovation and ongoing capital expenditure programs. The Company expects to spend $175 million in 1999, with $125 million used for renovations and $50 million in recurring refurbishment projects.

  The Company believes cash generated by operations, together with anticipated borrowing capacity under the New Credit Facility, will be sufficient to fund its existing working capital, ongoing capital expenditures, and debt service requirements. The Company believes, however, that its future capital decisions will also be made in response to specific acquisition and/or investment opportunities, depending on conditions in the capital and or other financial markets. Accordingly, the Company may consider increasing its borrowing capacity or issuing additional debt or equity securities, the proceeds of which could be used to finance acquisitions or investments, or to refinance existing debt.

Seasonality

  Demand in the lodging industry is affected by recurring seasonal patterns. Demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. Accordingly, the Company's operations are seasonal in nature, with lower participating lease payments to the Company in the first and fourth quarters and higher participating lease payments to the Company in the second and third quarters.

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

  The Company's hotel properties contain various information technology and embedded technology systems. Both types of systems contain microprocessors and microcontrollers that must be assessed for Year 2000 compliance. The Company has developed a comprehensive implementation plan to address the potential Year 2000 problems caused by such systems. This plan involves six stages: increase awareness of issue; assign responsibility for coordinating response to issue; information collection; analysis; modification, repair or replacement; and testing. The Company is currently in its analysis stage, and expects to complete this stage by March 1999. The subsequent stages are expected to be completed as follows: modification, repair or replacement -- June 1999; and testing -- August 1999. As an additional part of its implementation plan to address the Year 2000 problem, the Company has also initiated communications with third parties with which it has material relationships to determine the extent of potential Year 2000 problems with these parties' services provided to the Company. The most critical of these services involve such items as reservations systems for the Company's hotels. Without such systems, the Company could suffer a material decline in business at many of its properties. The Company expects to complete its communications and assessment of these outside parties' services by March 1999. Also, the Company expects to develop contingency plans in 1999 to allow for manual or other alternative operation of certain computerized systems, in the event that modification, repair, and replacement efforts are not completed timely.

  The Company anticipates completing its Year 2000 implementation plan no later than August 31, 1999, which is prior to any anticipated impact on its operating systems. Historical costs incurred to address the Year 2000 problem include approximately $0.8 million. The Company has not yet developed a final cost estimate related to fixing Year 2000 issues, but an initial estimate of these remediation costs for its properties is $10-20 million. This cost estimate is based on the Company's preliminary assessment, and will be refined and adjusted as the Company continues to complete the stages of its implementation plan to address the potential Year 2000 problems.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. The Company's policy is to manage interest rates through the use of a combination of fixed and variable rate debt. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at a combination of fixed and variable rates, and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company has no cash flow exposure due to general interest rate changes for its fixed long-term debt obligations. All items described are non-trading (in thousands of dollars).

The table below presents the principal amounts, weighted average interest rates, and fair values by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                                   Long-term Debt
                               ------------------------------------------------------------------------------------
                                                         Average Interest       Variable Rate            Average
Expected Maturity                   Fixed Rate                 Rate                                   Interest Rate

--------------------------     ------------------     -------------------     ----------------      ---------------
1999                                     $  5,109                     7.1%          $   54,750                  7.4%
2000                                        3,420                     7.1%             252,000                  6.4%
2001                                        6,513                     7.1%             427,000                  7.3%
2002                                       10,731                     7.1%              32,000                  6.9%
2003                                        2,994                     7.1%             257,000                  6.9%
Thereafter                                360,835                     6.7%             190,000                  6.9%
                               ------------------     -------------------     ----------------      ---------------
Total                                    $389,602                     6.7%          $1,212,750                  7.0%
                               ==================     ===================     ================      ===============

Fair Value at 12/31/98                   $389,602                                   $1,212,750
                               ==================                             ================

  During 1998, the Company entered into six separate $100,000 swap agreements with financial institutions in order to hedge against the impact future interest rate fluctuations may have on the Company's existing floating rate debt instruments. The swap agreements effectively fix 30-day LIBOR at between 4.9% and 5.4%. During the period ended December 31, 1998, the Company made payments totaling $211 relating to these hedges. This amount is included in interest expense. The hedge agreements terminate at various times between November 1999 and September 2000.

  On February 18, 1997, the Company entered into a $40,000 swap agreement and a $40,000 collar agreement with Lehman Brothers Special Financing, Inc. and Canadian Imperial Bank of Commerce, respectively. The swap agreement effectively fixes 30-day LIBOR at 5.9% while the collar agreement creates a 30-day LIBOR floor of 5.1% and ceiling of 7.5%. During the years ended December 31, 1998 and 1997 the Company made payments totaling $56 and $88, respectively relating to these hedges. This amount is included in interest expense. Both hedge agreements terminate in September 1999.

  Additionally, in anticipation of the August 1997 offering of $150,000 aggregate principal amount of its 8.75% senior subordinated notes due 2007 ( the "Subordinated Notes"), the Company entered into separate hedge transactions during June and July 1997. Upon completion of the Subordinated Notes offering, the Company terminated the underlying swap agreements, resulting in a net payment to the Company of $836. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the Subordinated Notes has been reduced to 8.69%.

  Although the Company conducts business in Canada, the Canadian operations were not material to the Company's consolidated financial position, results of operations or cash flows as of December 31, 1998. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the year ended December 31, 1998. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

MeriStar Hospitality Corporation
Independent Auditors' Report............................................................................................       25
Consolidated Balance Sheets as of December 31, 1998 and 1997............................................................       26
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996..............................       27
Consolidated Statements of Stockholders' Equity and Partners' Capital for the years ended December 31, 1998, 1997 and
 1996...................................................................................................................       28

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996..............................       29
Notes to the Consolidated Financial Statements..........................................................................       30
Schedule III. Real Estate and Accumulated Depreciation..................................................................       47

  All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
MeriStar Hospitality Corporation:

  We have audited the accompanying consolidated balance sheets of MeriStar Hospitality Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998, and the supplementary schedule. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeriStar Hospitality Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles, and the supplementary schedule, in our opinion, presents fairly, in all material respects, the information set forth therein.

                                                KPMG LLP

Washington, D.C.
February 1, 1999

MERISTAR HOSPITALITY CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(in thousands, except per share amounts)

                                                                                               1998            1997
                                                                                             ----------     ---------
ASSETS
Investments in hotel properties                                                             $2,909,439      $  950,052
Accumulated depreciation                                                                       (83,797)        (27,275)
                                                                                            ----------      ----------
                                                                                             2,825,642         922,777

Cash and cash equivalents                                                                        4,180          83,429
Accounts receivable, net                                                                         3,044          24,731
Income taxes receivable                                                                            339               -
Deposits                                                                                         1,618          16,173
Prepaid expenses, inventory and other                                                            2,259           8,496

Note receivable from Lessee                                                                     67,000               -
Due from Lessee                                                                                  7,437               -
Investments in and advances to affiliates                                                        8,787          11,970
Restricted cash                                                                                 11,879           3,111
Properties held for sale                                                                        48,104               -
Intangible assets, net of accumulated amortization of $2,666 and $2,032                         18,171          53,955
                                                                                            ----------      ----------
                                                                                            $2,998,460      $1,124,642
                                                                                            ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                            $    2,111      $   16,726
Accrued expenses and other liabilities                                                          45,549          31,996
Accrued interest                                                                                24,472           8,250
Income taxes payable                                                                                 -             565
Dividends and distributions payable                                                             25,988               -
Deferred income taxes                                                                            8,453           6,098
Long-term debt                                                                               1,602,352         492,771
                                                                                            ----------      ------------
Total liabilities                                                                            1,708,925         556,406
                                                                                            ----------      ------------
Minority interests                                                                             138,543          48,824
Stockholders' Equity:
   Common stock, par value $0.01 per share
      Authorized- 250,000 shares
      Issued and outstanding- 46,718 and 24,867 shares                                             467             249
   Additional paid-in capital                                                                1,133,357         499,576
   Retained earnings                                                                            23,655          22,114
   Accumulated other comprehensive income                                                       (6,487)         (2,527)
                                                                                            ----------         -------
Total stockholders' equity                                                                   1,150,992         519,412
                                                                                            ----------         -------
                                                                                            $2,998,460      $1,124,642
                                                                                            ==========      =========

  See accompanying notes to consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                    1998             1997             1996
                                                               ------------    -------------    -------------
Revenue:
  Participating lease revenue                                      $135,994         $      -         $      -
  Hotel operations:
         Rooms                                                      275,610          207,736           68,498
         Food and beverage                                           85,374           86,298           30,968
         Other operating departments                                 19,496           15,049            5,981
  Office rental, parking and other revenue                            5,649            2,174                -
  Hotel management and other fees                                     3,174            5,136            4,345
                                                               ------------    -------------    -------------
Total revenue                                                       525,297          316,393          109,792
                                                               ------------    -------------    -------------

Hotel operating expenses by department:
         Rooms                                                       65,048           51,075           17,509
         Food and beverage                                           67,493           68,036           24,589
         Other operating departments                                 10,121            8,492            2,513
Office rental, parking and other operating expenses                   2,713              845                -
Undistributed operating expenses:
         Administrative and general                                  62,350           50,332           20,448
         Property operating costs                                    50,027           38,437           12,586
         Property taxes, insurance and other                         29,814           12,558            4,565
         Lease expense                                               34,641            4,116                -
         Depreciation and amortization                               60,703           20,990            8,248
         Spin-off costs                                               8,481                -                -
                                                               ------------    -------------    -------------
Total operating expenses                                            391,391          254,881           90,458
                                                               ------------    -------------    -------------

Net operating income                                                133,906           61,512           19,334
Interest expense, net                                                64,378           21,024           12,346
                                                               ------------    -------------    -------------

Income before minority interests, income taxes, extraordinary
 loss and cumulative effect of accounting change                     69,528           40,488            6,988
Minority interests                                                    5,121            1,425              (39)
                                                               ------------    -------------    -------------

Income before income taxes, extraordinary loss and cumulative
 effect of accounting change                                         64,407           39,063            7,027
Income taxes                                                         15,699           14,911            2,674
                                                               ------------    -------------    -------------

Income before extraordinary loss and cumulative effect of
 accounting change                                                   48,708           24,152            4,353
Extraordinary loss on early extinguishment of debt, net of tax
 benefit of $2,083 in 1998, $2,508 in 1997, and $1,304 in 1996        4,080            4,092            1,956
Cumulative effect of change in accounting principle, net of
 tax benefit of $564                                                    921                -                -
                                                               ------------    -------------    -------------
Net income                                                         $ 43,707         $ 20,060         $  2,397
                                                               ============    =============    =============

Earnings per share:
         Basic:
         Income before extraordinary loss and cumulative
         effect of accounting change                               $   1.45         $   1.29         $   0.31
         Extraordinary loss                                           (0.12)           (0.22)           (0.15)
         Cumulative effect of accounting change                       (0.03)               -                -
                                                               ------------    -------------    -------------
         Net income                                                $   1.30         $   1.07         $   0.16
                                                               ============    =============    =============

         Diluted:
         Income before extraordinary loss and cumulative
         effect of accounting change                               $   1.40         $   1.27         $   0.31
         Extraordinary loss                                           (0.11)           (0.21)           (0.15)
         Cumulative effect of accounting change                       (0.03)               -                -
                                                               ------------    -------------    -------------
         Net income                                                $   1.26         $   1.06         $   0.16
                                                               ============    =============    =============

  See accompanying notes to consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                Accumulated      Partner's Capital
                                     Common Stock      Additional                 Other        -------------------
                                   -----------------    Paid-in     Retained   Comprehensive   General    Limited
                                   Shares    Amount     Capital     Earnings      Income       Parnters   Partners      Total
                                   -------   -------   ----------   --------   -------------   --------   --------    ----------

Balance, January 1, 1996              -      $  -      $     -      $   -            $  -       $ 2,432   $ 46,206    $   48,638
Capital distributions                 -         -            -          -               -            (2)      (170)         (172)
Repayment of notes
 receivable from
 management                           -         -            -          -               -          -           987           987
 Net income for period
   January 1, 1996 through
   August 19, 1996                    -         -            -          -               -            45        298           343
                                    ------   -------   ----------   --------   -------------   --------   --------    ----------
Balance, August 19, 1996              -         -            -          -               -         2,475     47,321        49,796
Issuance of common stock             6,750        68      110,044       -               -          -          -          110,112
Shares issued for partners'
 capital on August 20, 1996          6,004        60       49,736                                (2,475)   (47,321)         -
Deferred tax liability
   assumed from partners on
   August 20, 1996                    -         -          (1,247)      -               -          -          -           (1,247)
Net income for period
   August 20, 1996 through
   December 31, 1996                  -         -            -         2,054            -          -          -            2,054
                                    ------   -------   ----------   --------   -------------   --------   --------    ----------
Balance, December 31, 1996          12,754       128      158,533      2,054            -          -          -          160,715

  Net income for the year             -         -            -        20,060            -          -          -           20,060
  Foreign currency translation
   adjustment                         -         -            -          -             (2,527)      -                      (2,527)
                                    ------   -------   ----------   --------   -------------   --------   --------    ----------
Comprehensive income                                                                                                      17,533
                                    ------   -------   ----------   --------   -------------   --------   --------    ----------
Issuances of common stock           11,713       117      330,047       -               -          -          -          330,164
Redemption of OP Units                 400         4       10,996       -               -          -          -           11,000
                                    ------   -------   ----------   --------   -------------   --------   --------    ----------
Balance, December 31, 1997          24,867       249      499,576     22,114          (2,527)                            519,412

  Net income for the year             -         -            -        43,707           -                                  43,707
  Foreign currency translation
  adjustment                          -         -            -          -             (3,960)                             (3,960)
                                    ------   -------   ----------   --------   -------------   --------   --------    ----------
Comprehensive income                                                                                                      39,747
                                    ------   -------   ----------   --------   -------------   --------   --------    ----------
Issuances of common stock           20,839       208      654,671       -               -          -          -          654,879
Distribution to spun-off
 affiliate                            -         -         (52,310)      -               -                                (52,310)
Redemption of OP Units               1,012        10       31,420       -               -          -          -           31,430
Dividends paid and declared           -         -            -       (42,166)           -          -          -          (42,166)
                                    ------   -------   ----------   --------   -------------   --------   --------    ----------
Balance, December 31, 1998          46,718   $   467   $1,133,357   $ 23,655         $(6,487)  $   -      $   -       $1,150,992
                                    ======   =======   ==========   ========   =============   ========   ========    ==========


See accompanying notes to the consolidated financial statements.

 MERISTAR HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(in thousands)

                                                                                           1998           1997          1996
                                                                                      ----------------------------------------
 Operating activities:
  Net income                                                                          $  43,707      $  20,060     $   2,397
   Adjustments to reconcile net income to net cash provided
   by operating activities:
        Depreciation and amortization                                                    60,703         20,990         8,248
        Extraordinary  loss on early extinguishment of debt                               6,163          6,600         3,260
        Cumulative effect of accounting change                                            1,485              -             -
        Minority interests                                                                5,121          1,425           (39)
        Non-cash spin-off costs                                                           3,205              -             -
        Deferred income taxes                                                            (4,445)         4,917           (66)
        Changes in operating assets and liabilities:
                Accounts receivable, net                                                 29,673        (17,900)       (5,360)
                Deposits, prepaid expenses, inventory and other                          24,760        (17,449)       (4,011)
                Accounts payable                                                         (7,100)        12,601         1,797
                Accrued expenses and other liabilities                                    7,865         29,509         5,711
                Due from lessee                                                          (7,437)             -             -
                Income taxes payable                                                       (904)          (871)        1,436
                                                                                      ---------      ---------     ---------
Net cash provided by operating activities                                               162,796         59,882        13,373
                                                                                      ---------      ---------     ---------
Investing activities:
        Purchases of property and equipment                                            (701,710)      (558,265)     (231,885)
        Purchases of  intangible assets                                                  (5,584)       (13,476)            -
        Investments in and advances to affiliates                                        (2,320)       (11,320)         (650)
        Purchases of minority interests                                                     (44)           (87)          (67)
        Funding of  notes receivable                                                    (67,000)             -             -
        Change in restricted cash                                                        (8,847)        (3,111)        7,351
                                                                                      ---------      ---------     ---------
Net cash used in investing activities                                                  (785,505)      (586,259)     (225,251)
                                                                                      ---------      ---------     ---------
Financing activities:
        Proceeds from long-term debt                                                  1,407,261        844,192       372,778
        Principal payment on long-term debt                                            (821,051)      (568,828)     (248,387)
        Release of restricted deposits for hedge agreement                                    -              -         2,559
        Deferred financing fees                                                          (4,251)       (16,612)      (10,943)
        Repayments of loans to management                                                     -              -           987
        Proceeds from issuances of common stock, net                                      1,870        330,164       110,112
        Spin-off to stockholders                                                        (23,745)             -             -
        Dividends paid  to stockholders                                                 (16,178)             -             -
        Distributions to limited partners                                                     -              -          (172)
        Distributions to minority investors                                                (650)          (488)         (104)
                                                                                      ---------      ---------     ---------
Net cash provided by financing activities                                               543,256        588,428       226,830
                                                                                      ---------      ---------     ---------
Effect of exchange rate changes on cash and cash equivalents                                204           (406)            -

Net increase (decrease) in cash and cash equivalents                                    (79,249)        61,645        14,952
Cash and cash equivalents, beginning of year                                             83,429         21,784         6,832
                                                                                      ---------      ---------     ---------
Cash and cash equivalents, end of year                                                $   4,180      $  83,429     $  21,784
                                                                                      =========      =========     =========

See accompanying notes to consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
(dollars in thousands, except per share amounts)


1.   Organization


  MeriStar Hospitality Corporation (the "Company") was formed on August 3, 1998, as a result of the merger (the "Merger") of the CapStar Hotel Company ("CapStar") with and into American General Hospitality Corporation ("AGH"), a Maryland corporation operating as a real estate investment trust ("REIT"). The Company owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada. Substantially all of the Company's hotels are leased to and operated by MeriStar Hotels & Resorts, Inc. ("OPCO"). As of December 31, 1998, the Company owned 117 hotels with 29,351 rooms located in 27 states, the District of Columbia and Canada.

  The following table outlines the Company's portfolio of owned, leased and managed hotels:

                               Owned                        Leased                      Managed                      Total
                     ------------------------     ------------------------     ------------------------     ----------------------
                         Hotels      Rooms            Hotels      Rooms            Hotels      Rooms           Hotels      Rooms
                       ----------  ----------       ----------  ----------       ----------  ----------       ---------  ---------
December 31, 1998             117      29,351                -           -                -           -             117     29,351
December 31, 1997              47      12,019               40       5,687               27       4,631             114     22,337
December 31, 1996              19       5,166                -           -               28       4,619              47      9,785

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


  Pursuant to the Merger Agreement, CapStar also distributed on a pro rata basis to its stockholders all of the capital stock of OPCO (the "Spin-Off"), whose assets consisted of CapStar's hotel operations (including leased hotels) and management business. The Spin-Off occurred on August 3, 1998. On August 3, 1998, the Company's common stock, par value $.01 per share ("Common Stock"), and the common stock of OPCO began trading on the New York Stock Exchange.

  The Merger was accounted for as a purchase for financial reporting purposes and, accordingly, the operating results of AGH have been included in the Company's consolidated financial statements since August 3, 1998, the date of acquisition. In accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations," CapStar was considered the acquiring enterprise for financial reporting purposes. The Company established a new accounting basis for AGH's assets and liabilities based on their fair values. Prior to August 3, 1998, the financial statements of the Company include hotel operations and operations of OPCO; subsequent to August 3, 1998, the hotel operations are leased to OPCO following the Spin-Off and are no longer reflected in the Company's operating results. The Company has included expenditures related directly to the acquisition of AGH as part of the cost of acquiring AGH and those expenditures relating to the Spin-Off as expenses as incurred.

  Pursuant to an intercompany agreement, the Company and OPCO provide each other with, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, OPCO has a right of first refusal to become the lessee of any real property acquired by the Company. OPCO also provides the Company with certain services including administrative, corporate, accounting, finance, insurance, legal, tax, data processing, human resources, acquisition identification and due diligence, and operational services, for which OPCO is compensated in an amount that the Company would be charged by an unaffiliated third party for comparable services.

2.   Summary of Significant Accounting Policies

  Principles of Consolidation- The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Investments in unconsolidated joint ventures and affiliated companies in which the Company holds a voting interest of 50% or less and exercises significant influence are accounted for using the equity method. The Company uses the cost method to account for its investment in entities in which it does not have the ability to exercise significant influence.

  Cash Equivalents and Restricted Cash- The Company considers all highly liquid investments with an original maturity of three months or less to be cash
equivalents.   Restricted cash represents amounts required to be maintained in escrow under certain of the Company's credit facilities.

  Deposits- Deposits primarily represent amounts escrowed during the negotiation of potential and pending hotel acquisitions.

  Investments in Hotel Properties- Investments in hotel properties are recorded at cost, which includes the allocated purchase price for hotel acquisitions, or at fair value at the time of contribution for contributed property. Property and equipment balances are depreciated using the straight-line method over lives ranging from five to 40 years. For the years ended December 31, 1998, 1997 and 1996, the Company capitalized interest of $5,182, $442, and $461, respectively.

  Properties Held for Sale- Properties held for sale are carried at the lower of their carrying values or estimated fair values less costs to sell. Although depreciation of these properties is discontinued when an operating property is classified as held for sale, operations continue to be recognized until the property is sold. Depreciation that would have been recorded had the properties not been recorded as held for sale was $700 in 1998.

  Intangible Assets- Intangible assets consist of the value of goodwill and lease contracts purchased, deferred financing fees, and franchise costs. Goodwill represents the excess of cost over the fair value of the net assets of acquired businesses. Intangibles are amortized on a straight-line basis over the estimated useful lives of the underlying assets ranging from five to 40 years.

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of- The carrying values of long-lived assets, which include property and equipment and all intangibles, are evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected undiscounted future net cash flows is less than book value. No impairment losses were recorded during 1998, 1997 or 1996.

  Income Taxes- Prior to CapStar's initial public offering (the "IPO"), on August 20, 1996, no provision for income taxes was made since the Company's predecessor entities were partnerships, and, therefore, all income, losses, and credits for tax purposes were passed through to the individual partners. Concurrent with the IPO the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

  In conjunction with the Merger on August 3, 1998, the Company became a REIT and is therefore no longer subject to federal income taxes provided that it complies with various requirements necessary to maintain REIT status. The Company will be subject to state and local taxes in certain jurisdictions.

  Foreign Currency Translation- Results of operations for the Company's Canadian hotels are maintained in Canadian dollars and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in stockholders' equity as a cumulative foreign currency translation adjustment. Transaction gains and losses are included in the results of operations as incurred.

  Revenue Recognition- Prior to August 3, 1998, revenue was earned through the operations and management of the hotel properties and was recognized when earned. Subsequent to August 3, 1998, the Company earned participating lease revenue. Participating lease revenue represents lease payments from lessees to the Company pursuant to the Company's participating lease agreements. Office, retail and parking rental is generally recognized on a straight-line basis over the terms of the respective leases.

  Participating Lease Agreements- The Company's Participating Leases have non-cancelable remaining terms ranging from 10 to 12 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues.

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

  Financial Instruments- From time to time the Company enters into swap and collar agreements that are designated as, and are effective as, hedges against the impact of interest rate fluctuation on certain of the Company's existing and probable future long-term debt instruments. Because these agreements qualify for hedge accounting treatment, any gains or losses are recognized as adjustments to interest expense over the lives of the underlying debt instruments. For hedge agreements that are terminated early or that are associated with anticipated future debt instruments, gains or losses are deferred until those debt instruments are entered into. If the Company determines it is no longer probable that the Company will enter into an anticipated debt instrument, any related deferred gains or losses are recognized in the current period.

  Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Segment Information- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires a public entity to report selected information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas and major customers. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one operating segment.

The following table summarizes geographic information required to be disclosed under SFAS No. 131:



                            1998          1997         1996
                        -----------    ---------    ---------
Revenue:
U.S.                     $  510,344     $300,028     $109,792
Foreign                      14,953       16,365            -
                        -----------    ---------    ---------
                         $  525,297     $316,393     $109,792
                        ===========    =========    =========

Investments in hotel
 properties, net:
U.S.                     $2,769,870     $866,541
Foreign                      55,772       56,236
                        -----------    ---------
                         $2,825,642     $922,777
                        ===========    =========


  Comprehensive Income-SFAS No. 130, "Reporting Comprehensive Income," requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of annual financial statements or in the notes to financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income of the Company includes net income and other comprehensive income from foreign currency items. For the year ended December 31, 1998, net income was $43,707, other comprehensive income (loss), net of tax, was $ (3,960) and comprehensive income (loss) was $39,747. For the year ended December 31, 1997, net income was $20,060, other comprehensive income (loss), net of tax, was $ (2,527 ) and comprehensive income (loss) was $17,533.

  Cumulative Effect of Accounting Change-In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires that all non-governmental entities expense costs of start-up activities, including organizational costs, as those costs are incurred and requires the write-off of any unamortized balances upon implementation. SOP 98-5 is effective for financial statements issued for periods beginning after December 15, 1998. The Company chose to adopt SOP 98-5 effective July 1, 1998. The effect of this accounting change was a charge against income for the year ended December 31, 1998 of $921 (net of tax benefit of $564).

  New Accounting Pronouncements- In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently in the process of evaluating the effect this new standard will have on its financial statements.

  Reclassifications- Certain 1997 and 1996 amounts have been reclassified to conform to 1998 presentation.

3.   Investments in Hotel Properties

  Investments in hotel properties consists of the following:

                                                   1998             1997
                                              --------------    ------------
Land                                              $  309,810        $125,140
Buildings                                          2,254,953         737,095
Furniture, fixtures and equipment                    230,710          75,226
Construction-in-progress                             113,966          12,591
                                              --------------    ------------
Total                                             $2,909,439        $950,052
                                              ==============    ============

4.   Investments in and Advances to Affiliates

  The Company has ownership interests in certain unconsolidated corporate joint ventures and affiliated companies. As of December 31, 1998, the Company had an investment in one joint venture in which it had a 50% ownership interest. As of December 31, 1997, the Company had investments in four joint ventures, three of which were contributed to OPCO pursuant to the Spin-Off. Prior to 1997, the Company did not have any investments in joint ventures.

  Combined summarized financial information of the Company's unconsolidated corporate joint ventures and affiliated companies is as follows:

Balance sheet data:                              1998                  1997
                                             ------------           ----------
Current assets                                    $   748              $ 2,964
Non-current assets                                 29,458               41,333
Current liabilities                                   558                1,788
Non-current liabilities                               445                  168


Operating data:                                  1998                  1997
                                             ------------           ----------
Revenue                                           $ 8,884              $10,140
Net income                                        $   186              $ 1,425

  The Company's equity in the earnings of these affiliates was $369 and $0 in 1998 and 1997, respectively.

5.   Intangible Assets

  Intangible assets consist of the following:

                                                 December 31,
                                          ------------------------
                                           1998            1997
                                          ---------     ----------
Deferred financing fees                     $17,575       $16,704
Goodwill                                          -        27,847
Lease contracts                                   -         6,576
Other                                         3,262         4,860
                                          ---------   -----------
                                             20,837        55,987
Less accumulated amortization                (2,666)       (2,032)
                                          ---------   -----------
                                            $18,171       $53,955
                                          =========   ===========

  On August 3, 1998, July 1, 1997, and September 30, 1996, the Company recognized extraordinary losses of $4,080, $4,092, and $1,956 (net of tax benefits of $2,083, $2,508, and $1,304), respectively, due to the write-off of unamortized deferred financing fees in conjunction with refinancing certain credit facilities.

6.   Long-Term Debt

  Long-term debt consists of the following:

                                               December 31,
                                    ----------------------------------
                                        1998                1997
                                    --------------       -------------
New Credit Facility...............      $  910,000            $      -
Prior Credit Facility.............               -             100,000
Secured Facility..................         250,000                   -
Convertible Notes.................         172,500             172,500
Subordinated Notes................         149,826             149,805
Non-Recourse Facility.............          52,750              52,750
Mortgage Debt and Other...........          67,276              17,716
                                    --------------       -------------
                                        $1,602,352            $492,771
                                    ==============       =============

  New Credit Facility-In conjunction with the Merger, CapStar terminated its existing credit facility ("Prior Credit Facility") effective August 3, 1998, and the Company entered into a $1,000,000 senior secured credit facility (the "New Credit Facility") with a syndicate of lenders led by Societe Generale. The New Credit Facility is structured as a $300,000, five-year term loan facility; a $200,000, five-and-a-half year term loan facility; and a $500,000, three-year revolving credit facility with two one-year optional extensions. The New Credit Facility is secured by the Company's common stock and its general partnership, limited partnership and limited liability company ownership interests in its subsidiaries. The interest rate on the term loans and revolving facility ranges from 100 to 200 basis points over 30-day London Interbank Offered Rate ("LIBOR"), depending on certain financial performance covenants and long-term senior unsecured debt ratings. The weighted average interest rate on borrowings outstanding under the New Credit Facility as of December 31, 1998 was 7.4%. The initial proceeds from the New Credit Facility were used to refinance CapStar's and American General's existing credit facilities.

  Effective August 3, 1998, the Company also entered into an 18-month, $250,000 secured loan facility ("Secured Facility"), which is expected to be converted into a commercial mortgage-backed security secured by sixteen hotels. The interest rate on the Secured Facility is 110 basis points over 30-day LIBOR. The weighted average interest rate on the Secured Facility as of December 31, 1998 was 6.8%.

  Convertible Notes-On October 9, 1997, the Company completed the offering of $172,500 aggregate principal amount of its 4.75% convertible subordinated notes due 2004 (the "Convertible Notes"), generating net proceeds to the Company of $167,581. The proceeds were used to repay outstanding indebtedness under the Prior Credit Facility and to finance certain hotel acquisitions. The Convertible Notes are unsecured obligations of the Company and provide for semi-annual payments of interest in April and October, commencing in April 1998.

  Subordinated Notes-On August 19, 1997, the Company completed the offering of $150,000 aggregate principal amount (issue price of $149,799, net of discount) of its 8.75% senior subordinated notes due 2007 (the "Subordinated Notes"), generating net proceeds to the Company of $144,620. The proceeds were used to repay outstanding indebtedness under the Prior Credit Facility. The indenture pursuant to which the Subordinated Notes were issued contains certain covenants, including maintenance of certain financial ratios, reporting requirements, and other customary restrictions. The Subordinated Notes are unsecured obligations of the Company and provide for semi-annual payments of interest on February 15 and August 15, commencing on February 15, 1998.

  Non-Recourse Facility-On August 12, 1997, the Company and Lehman Brothers entered into a $100,000 non-recourse facility (the "Non-Recourse Facility"). The Non-Recourse Facility has an 18-month initial term that can be extended an additional 12 months, at the Company's option, subject to payment of additional fees and compliance with certain financial ratios. In January 1999, the Company extended the initial term of the facility to August 1999; the Company paid $132 of fees in connection with this extension. The facility contains certain covenants, including maintenance of certain financial ratios, reporting requirements, and other customary restrictions. The Non-Recourse Facility is secured by three hotels owned by the Company and bears interest at a rate of between 1.75% and 2.70% over 30-day LIBOR, based upon compliance with certain ratios. At December 31, 1998, the interest rate on the Non-Recourse Facility was 7.0%.

  Mortgage Debt- In connection with the Merger, the Company assumed mortgage debt secured by seven hotels. The mortgage debt matures between 2001 and 2012 and the interest rates on the mortgages range from 7.5% to 10.5%.

  Prior Credit Facility- On July 1, 1997, the Company entered into the Prior Credit Facility, a $450,000 senior secured credit facility with a syndicate of lenders led by Lehman Brothers Holdings Inc. The Prior Credit Facility was structured as a $350,000, 5-year revolving credit facility and a $100,000, 7-year term loan facility and was secured by substantially all of the Company's assets, except those assets securing the Non-Recourse Facility and the mortgage debt. The Prior Credit Facility provided for acquisition loans, working and renovation capital and letters of credit. The initial proceeds from the Prior Credit Facility were used to repay outstanding indebtedness under certain existing credit facilities.

  Borrowings under the Prior Credit Facility bore interest, at the Company's option, at a rate equal to the lender's prime rate plus a spread of between 0.5% and 1.125% or one, two, three or nine month LIBOR plus a spread of between 1.5% and 2.125%. The interest rate spread was determined based upon the Company's compliance with certain financial ratios. At December 31, 1997, the interest rate on the Prior Credit Facility was 7.6%. As discussed above, in conjunction with the Merger and entering into the New Credit Facility, the Company terminated the Prior Credit Facility on August 3, 1998.

  Hedge Agreements- During 1998, the Company entered into six separate $100,000 swap agreements with financial institutions in order to hedge against the impact future interest rate fluctuations may have on the Company's existing floating rate debt instruments. The swap agreements effectively fix 30-day LIBOR at between 4.9% and 5.4%. During the period ended December 31, 1998, the Company made payments totaling $211 relating to these hedges. The hedge agreements terminate at various times between November 1999 and September 2000.

  On February 18, 1997, the Company entered into a $40,000 swap agreement and a $40,000 collar agreement with Lehman Brothers Special Financing, Inc. and CIBC, respectively. The swap agreement effectively fixes 30-day LIBOR at 5.9% while the collar agreement creates a 30-day LIBOR floor of 5.1% and ceiling of 7.5%. During the years ended December 31, 1998 and 1997 the Company made payments totaling $56 and $88, respectively relating to these hedges. This amount is included in interest expense. Both hedge agreements terminate in September 1999.

  Additionally, in anticipation of the August 1997 Subordinated Notes offering, the Company entered into separate hedge transactions during June and July 1997. Upon completion of the Subordinated Notes offering, the Company terminated the underlying swap agreements, resulting in a net payment to the Company of $836. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the Subordinated Notes has been reduced to 8.69%.

  Future Maturities- Aggregate future maturities of the above obligations are as follows:

1999.....................................       $   59,859
2000.....................................          255,420
2001.....................................          433,513
2002.....................................           42,731
2003.....................................          259,994
Thereafter...............................          550,835
                                              ------------
                                                $1,602,352
                                              ============

  Management has determined that the outstanding balance of the Company's long-term debt approximates its fair value by discounting the future cash flows under the debt arrangements using rates currently available for debt with similar terms and maturities.

7.   Income Taxes

  The Company's income taxes were allocated as follows:

                                                            1998                1997                 1996
                                                        ------------        ------------        -------------
Taxes on income before extraordinary loss.............       $15,699             $14,911              $ 2,674
Tax benefit on extraordinary loss.....................        (2,083)             (2,508)              (1,304)
Tax benefit on cumulative effect of accounting change.          (564)                  -                    -
                                                        ------------        ------------        -------------
                                                             $13,052             $12,403              $ 1,370
                                                        ============        ============        =============

  The Company's 1996 income taxes are based on pretax income since the IPO and the associated change in the Company's tax status to a C Corporation on August 20, 1996. Income before income taxes and extraordinary loss for the period August 20, 1996 through December 31, 1996 was $6,684.

  The Company's effective income tax rate differs from the federal statutory income tax rate as follows:

                                                          1998                1997                1996
                                                     ------------         ------------        ------------
Statutory tax rate                                           35.0%                35.0%               34.0%
Effect of REIT dividends paid deduction                     (35.0)                   -                   -
Effect of federal taxes in pre-REIT period                   17.9                    -                   -
State and local taxes                                         2.1                  2.6                 6.0
Difference in effective rate on foreign
 subsidiaries                                                 2.8                  0.6                   -
Other                                                         0.2                    -                   -
                                                     ------------         ------------        ------------
                                                             23.0%                38.2%               40.0%
                                                   ==============       ==============      ==============

  The components of income tax expense related to income before extraordinary loss are as follows:


                          1998              1997              1996
                      ------------     -------------    --------------
Current:
    Federal                $14,873           $ 7,542            $2,118
    State                    3,771               899               622
    Foreign                  1,500             1,553                 -
                      ------------     -------------    --------------
                            20,144             9,994             2,740
Deferred:
    Federal                 (3,546)            4,243               (51)
    State                     (899)              505               (15)
    Foreign                      -               169                 -
                      ------------     -------------    --------------
                            (4,445)            4,917               (66)
                      ------------     -------------    --------------
                           $15,699           $14,911            $2,674
                      ============     =============    ==============

The tax effects of the principal temporary differences that give rise to the Company's net deferred tax liability are as follows:

                                                                        December 31,
                                                       ----------------------------------------------
                                                          1998              1997             1996
                                                       ------------    -------------    -------------
Accelerated depreciation                                     $1,111           $5,788           $1,515
Fair market value of hotel assets acquired                    6,800                -                -
Allowance for doubtful accounts                                 (29)            (219)             (75)
Accrued vacation                                                (14)            (385)            (252)
Accrued expenses                                                311              570                -
Other                                                           274              344               (7)
                                                       ------------    -------------    -------------
Net deferred tax liability                                   $8,453           $6,098           $1,181
                                                       ============    =============    =============

  There is no valuation allowance for deferred tax assets as of December 31, 1998 or 1997 as management believes it is more likely than not that these deferred tax assets will be fully realized.

In conjunction with the Merger and related transactions, the Company had several significant events that affect income tax-related balances for the year ended December 31, 1998. These events are summarized below:

 . The Spin-Off was treated as a taxable event to the Company and CapStar's shareholders. As a result, the Company experienced a taxable gain equal to the excess of the fair market value of the OPCO stock over the Company's tax basis in that stock. The taxable gain associated with this transaction is estimated as approximately $47,378.

 .  As a result of the Merger, the combined entity will continue to file as REIT.
   REITs are generally not subject to federal income taxes, provided that they comply with various requirements necessary to maintain REIT status. Since the Company expects to maintain its REIT status, the tax effect of cumulative temporary differences as of August 3, 1998 has been reversed as a charge to deferred income tax expense and reduction in deferred income taxes payable. This reversal reduced deferred income taxes payable by approximately $19,290 as of August 3, 1998.

 . REITs are subject to federal income taxes in certain instances for asset dispositions occurring within 10 years of electing REIT status. The Company does not expect to incur federal tax liability resulting from the disposition of assets with built-in gain.

 .  REITs are subject to state and local income taxes in certain jurisdictions.
   The Company has estimated the state and local income taxes associated with the reversal of temporary differences as $1,653; this amount is included in the deferred income tax liability as of December 31, 1998.

 . As described above, for purposes of preparing the Company's financial statements, the Company established a new accounting basis for AGH's assets and liabilities based on their fair values. In accordance with generally accepted accounting principles, the Company has provided a deferred income tax liability for the estimated future tax effect of differences between the accounting and tax bases of assets acquired from AGH. This deferred income tax liability, related to future state and local income taxes, is estimated as $6,800, based on information available at the date of the Merger, and may be adjusted upon the final determination of the estimated tax liability.

8.   Stockholders' Equity and Minority Interests

  Common Stock Transactions- In connection with its formation, CapStar issued 6,004,321 shares of common stock to the partners of its predecessor entities.

  On August 20, 1996, the Company completed its IPO of 9,250,000 shares of common stock at a price of $18 per share. The Company sold 6,750,000 of the initial shares, which, after underwriting discounts, commissions and other IPO expenses, produced net proceeds to the Company of $110,112. The remaining 2,500,000 shares were sold by Acadia Partners, L.P. ("Acadia Partners") and certain related entities which received all of the net proceeds from the sale of their shares. The Company used the proceeds of the IPO to repay a portion of the Company's outstanding indebtedness.

  On March 12, 1997, the Company completed a follow-on offering of 5,750,000 shares of common stock at a price of $24.75 per share. After underwriting discounts, commissions and other offering expenses, net proceeds to the Company were $134,051, and were used to fund certain hotel acquisitions and repay a portion of the Company's outstanding indebtedness.

  On October 9, 1997, the Company completed an additional follow-on offering of 5,953,722 shares of common stock at $34.625 per share. Concurrent with the common stock offering, the Company also completed the Convertible Notes offering. The notes were initially convertible into shares of the Company's common stock, any time after 90 days following issuance, at the option of the holders at $43 per share. After underwriting discounts, commissions and other offering expenses, net proceeds to the Company from the Convertible Notes offering and the common stock offering were $167,581 and $195,766, respectively. The proceeds were used to fund certain acquisitions and repay certain indebtedness. In conjunction with the Merger, the conversion price was adjusted to $34 per share.

  On March 15, 1998, CapStar and AGH entered into the Merger Agreement. Pursuant to the Merger, CapStar shareholders received one share each in the Company and OPCO, for each CapStar share owned. AGH shareholders received
0.8475 shares of the Company for each AGH share owned. To effect the Merger, the Company issued 20,607,611 shares valued at $755,907 to former AGH shareholders.

  CapStar also distributed on a pro rata basis to its stockholders all of the capital stock of OPCO, which consisted of CapStar's hotel operations (including leased hotels) and management business (the "Spin-Off"). In conjunction with the Spin-Off, the Company distributed $23,745 of cash and $28,565 of net assets to the new shareholders of OPCO.

  In May 1997, CapStar implemented a stock purchase plan that allowed eligible employees to purchase the Company's common stock at a discount to market value. The Company had reserved 500,000 shares of common stock for issuance under this plan. In June 1998, the plan was terminated in accordance with the Merger Agreement.

  OP Units- Substantially all of the Company's assets are held indirectly by and operated through MeriStar Hospitality Operating Partnership, L.P. (the "Operating Partnership"), the Company's subsidiary operating partnership.

  The Operating Partnership's partnership agreement provides four classes of partnership interests ("OP Units"): Common OP Units, Class B OP Units, Class C OP Units and Class D OP Units. Common OP Units and Class B OP Units receive quarterly distributions per OP Unit equal to the dividend paid on each of the Company's Common Shares. Class C OP Units receive a non-cumulative, quarterly distribution equal to $0.5575 per Class C OP Unit until such time as the dividend rate on the Company's Common Shares exceeds $0.5575 whereupon the Class C OP Units automatically convert into Common OP Units. Class D OP Units pay a 6.5% cumulative annual preferred and are entitled to a liquidation preference of $22.16 per Class D OP Unit. All net income and capital proceeds earned by the Operating Partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, are shared by the holders of the Common OP Units.

  During 1998, 962,858 Common and Class B OP Units were issued to partially finance the purchases of certain hotels and 3,305,175 Common OP Units were issued to former holders of AGH OP Units. During 1997, the Company issued 1,483,759 Common and Class B OP Units and 392,157 Class D OP Units to partially finance the purchases of both certain hotels and lease contracts on hotels.

  Each OP Unit is redeemable by the holder for one share of Common Stock (or, at the Company's option, for cash in an amount equal to the market value of a share of Common Stock). In addition, the Class D OP Units may be redeemed by the Operating Partnership at a price of $22.16 per Class D OP Unit (or, at the Company's option, for a number of shares of Common Stock having a value equal to such redemption price) at any time after April 1, 2000 or by the holders of the Class D OP Units at a price of $22.16 per Class D OP Unit (in cash or, at the holder's option, for a number of shares of Common Stock having a value equal to the redemption price) at any time after April 1, 2004.

  On September 2, 1998 and November 4, 1998, respectively, the Company declared its third and fourth quarter dividends, equivalent to an annual rate of $2.02 per share of common stock, par value of $0.01 per share ("Common Stock") and unit of limited partnership interest ("OP Unit") in the Company's subsidiary operating partnership. The third quarter dividend was paid on a prorated basis from August 4, 1998 (the first day of operations following the Merger), through September 30, 1998. The amount of the dividend was $0.31837 per share of Common Stock and OP Unit and was paid on October 30, 1998. The fourth quarter dividend of $.505 per share of Common Stock and OP Unit and was paid on January 29, 1999.

9.   Earnings Per Share

  The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for income before extraordinary loss and cumulative effect of accounting change:

                                                                         Year Ended December 31,
                                                           -----------------------------------------------
                                                              1998               1997              1996
                                                           -----------       -----------       -----------
BASIC EPS COMPUTATION:
  Net income before extraordinary loss and
   cumulative effect of accounting change                  $    48,708       $    24,152       $     4,010
  Weighted average number of shares
   of Common Stock outstanding                              33,653,154        18,784,763        12,754,321
                                                           -----------       -----------       -----------
  Basic EPS                                                $      1.45       $      1.29       $      0.31
                                                           ===========       ===========       ===========

DILUTED EPS COMPUTATION:
  Net income before extraordinary loss and
   cumulative effect of accounting change                  $    48,708       $    24,152       $     4,010
  Minority interest, net of tax                                  2,633               368                 -
                                                           -----------       -----------       -----------
  Adjusted net income                                      $    51,341       $    24,520       $     4,010
                                                           -----------       -----------       -----------

  Weighted average number of shares
   of Common Stock outstanding                              33,653,154        18,784,763        12,754,321
  Common Stock equivalents:
    Stock options                                              382,448           188,900                 -
    OP Units                                                 2,624,151           380,433                 -
                                                           -----------       -----------       -----------
  Total weighted average number of diluted
   shares of Common Stock outstanding                       36,659,753        19,354,096        12,754,321
                                                           -----------       -----------       -----------
  Diluted EPS                                              $      1.40       $      1.27       $      0.31
                                                           ===========       ===========       ===========

  The effects of certain OP Units and convertible debt were not included in the computation of diluted EPS as their effect was anti-dilutive.

  EPS for 1996 has been calculated using actual income before extraordinary loss, extraordinary loss, and net income amounts for the period from the IPO on August 20, 1996 through December 31, 1996. Earnings per share is not presented for periods prior to the IPO because the Company's predecessor entities were partnerships.

10.  Related-Party Transactions

  Pursuant to an intercompany agreement, the Company and OPCO provide each other with, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, OPCO has a right of first refusal to become the lessee of any real property acquired by the Company. OPCO also provides the Company with certain services including administrative, corporate, accounting, finance, insurance, legal, tax, data processing, human resources, acquisition identification and due diligence, and operational services, for which OPCO is compensated in an amount that the Company would be charged by an unaffiliated third party for comparable services. During the year ended December 31, 1998, OPCO provided $781 of such services to the Company.

  Summarized financial information of the Company's significant lessee, OPCO, is as follows:

Balance sheet data:                                          1998
                                                          ---------
Total assets                                               $247,529
Total liabilities                                          $174,002

Operating data:
Revenue                                                    $562,437
Net income                                                 $  3,950


  OPCO has a $75,000 revolving credit facility with the Company. Borrowings by OPCO bear interest at 30-day LIBOR plus 350 basis points. During 1998, the Company earned interest of $1,967 from this facility. As of December 31, 1998, $67,000 was outstanding on the facility. The Company has determined that the fair value of this note receivable approximates its carrying value.

  In order for AGH to qualify as a REIT prior to the Merger, AGH's operating partnership sold certain personal property relating to certain of the hotels acquired by AGH in connection with its initial public offering to AGH Leasing, L.P. (which has since come under the control of OPCO) for $315, which amount was paid by issuance of a promissory note to AGH's operating partnership. The note was transferred to the Company in connection with the Merger. The promissory note bears interest at the rate of 10.0% per annum and requires the payment of quarterly installments of principal and interest over a five-year period ending on July 31, 2001. At December 31, 1998, the balance outstanding on the note was $175.

  Certain members of management and their respective affiliates owned equity interests relating to the Courtyard by Marriott in Durham, North Carolina acquired by AGH in November 1997. Such persons and affiliates received an aggregate of 13,650 operating partnership units in AGH's operating partnership ("AGH OP Units") in exchange for such interests in the Durham hotel; which converted to 11,568 OP Units at the Merger. The AGH OP Units were converted into 11,568 shares of Common Stock in December 1998.

  Of the $150,000 aggregate principal amount of Subordinated Notes sold by the Company in August 1997, $50,000 principal amount was sold at a price of 97.866% per note to Oak Hill Securities Fund, L.P. ("OHSF"). The investment advisor to OHSF is Oak Hill Advisors, Inc., one of the principal stockholders of which is a director of the Company. The director is also a principal stockholder of Oak Hill Partners which is the investment advisor to Acadia Partners, which was a principal stockholder of CapStar. The Subordinated Notes purchased by OHSF are identical to those purchased by third parties, including voting rights.

  In April 1997, the Company acquired two properties for an aggregate purchase price of $10,128 from two partnerships in which certain members of management owned beneficial interests. The purchase price for these hotels was determined through arm's-length negotiations between the Company and representatives of the holders of the majority of the beneficial interest in the partnerships. Those representatives were not affiliated with the Company.

  On March 8, 1996, the Company acquired a hotel for a purchase price of $12,000 from a partnership whose general partner was wholly-owned by certain members of the Company's management. Directly or indirectly, these members of management owned a 9.7% beneficial interest in the partnership and received $806 of the net sale proceeds paid to the partnership. The purchase price for this hotel was determined through arm's-length negotiations between the Company and representatives of the holders of the majority of the beneficial interests in
the partnership.   Those representatives were not affiliated with the Company.

11.  Stock-Based Compensation


     On August 20, 1996, CapStar adopted an equity incentive plan that authorized CapStar to issue and award up to 1,740,000 shares of common stock as options to purchase shares, stock appreciation rights, or restricted shares. Awards could be granted to directors, officers or other key employees of CapStar or an affiliate.

     On August 20, 1996, in connection with its IPO, CapStar granted certain executive officers and other members of management 745,254 options to purchase shares of the CapStar's common stock at the initial public offering price of $18 per share. Of such options, 54,254 were exercisable immediately upon their grant. The remaining options were exercisable in three annual installments. All options granted lapse ten years from the date of grant.

  At the date of the Merger, CapStar had outstanding approximately 1,758,000 options (the "CapStar Options"). As a result of the Merger, all holders of CapStar Options received one option in the Company and one option of OPCO, and the original exercise price of the CapStar Options was allocated between the two companies. In addition, approximately 1,060,000 of the CapStar Options became fully vested as of the Merger date.

  In connection with the Merger, a new equity incentive plan (the "Equity Incentive Plan") was adopted. This plan authorizes 4,549,561 shares of common stock to be awarded. Awards may be granted to officers or other key employees of the Company or an affiliate. These shares are exercisable in three annual installments and expire ten years from the grant date.

  In addition, the Company adopted a new equity incentive plan for non-employee directors (the "Directors' Plan"). The Directors' Plan authorizes up to 125,000 options to be awarded. These shares are exercisable in three annual installments and expire ten years from the grant date. As of December 31, 1998, 45,000 options had been awarded.

  In conjunction with the Merger, holders of CapStar options were granted a total of 150,000 shares of stock with a value of $3,205. This restricted stock vests ratably over a three-year period.

  Stock option activity for 1998, 1997 and 1996 is as follows:

                                                       Equity Incentive Plan                        Directors' Plan
                                             ---------------------------------------    --------------------------------------
                                                 Number of           Average Option         Number of          Average Option
                                                   Shares                Price               Shares                Price
                                             ---------------      ------------------    ---------------     ------------------
Balance, August 20, 1996                                   -                     -                    -                    -
Granted                                              764,841                  $18.00                  -                      -
Exercised                                                  -                       -                  -                      -
Forfeited                                                  -                       -                  -                      -
                                             ---------------      ------------------    ---------------     ------------------
Balance, December 31, 1996                           764,841                   18.00                  -                      -
Granted                                              855,050                   33.11                  -                      -
Exercised                                               (235)                  18.00                  -                      -
Forfeited                                            (18,250)                  18.00                  -                      -
                                             ---------------      ------------------    ---------------     ------------------
Balance, December 31, 1997                         1,601,406                   26.28                  -                      -
Granted                                            2,171,796                   24.78             45,000                 $21.38
Exercised                                            (37,823)                  17.45                  -                      -
Forfeited                                            (32,000)                  29.44                  -                      -
                                             ---------------      ------------------    ---------------     ------------------
Balance, December 31, 1998                         3,703,379                  $24.80             45,000                 $21.38
                                             ===============      ==================    ===============     ==================

Shares exercisable at December 31, 1996               54,254                  $18.00                  -                      -
                                             ===============      ==================    ===============     ==================
Shares exercisable at December 31, 1997              291,116                  $18.00                  -                      -
                                             ===============      ==================    ===============     ==================
Shares exercisable at December 31, 1998            2,231,072                  $24.63                  -                      -
                                             ===============      ==================    ===============     ==================


  The following table summarizes information about stock options outstanding at December 31, 1998:

                                               Options Outstanding                                    Options Exercisable
                       -----------------------------------------------------------------     -----------------------------------
                                              Weighted Average                                                        Average
Range of exercise           Number                Remaining            Weighted Average           Number             Exercise
 prices                   outstanding         Contractual Life          Exercise Price          exercisable            Price
------------------     ---------------     ---------------------     -------------------     ---------------     ---------------
$15.64 to $20.94             1,068,760                      7.14                  $17.31             862,301              $17.18
$20.97 to $24.99               721,901                      9.05                   21.77             109,500               23.93
$25.10 to $29.93               952,088                      8.71                   28.47             672,279               28.48
$30.15 to $33.30             1,005,630                      8.90                   31.48             586,992               31.29
                       ---------------     ---------------------     -------------------     ---------------     ---------------
$15.64 to $33.30             3,748,379                      8.38                  $24.80           2,231,072              $24.63
                       ===============     =====================     ===================     ===============     ===============


  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company applies Accounting Principles Board Opinion No. 25 in accounting for the Equity Incentive Plan and therefore no compensation cost has been recognized for the Equity Incentive Plan.

  Pro forma information regarding net income and EPS is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996:

                                     1998          1997          1996
                                 ----------    -----------    ---------
Risk-free interest rate                5.51%          5.81%        5.96%
Dividend rate                          $2.02             -            -
Volatility factor                       0.35          0.26         0.25
Weighted average expected life    6.09 years    3.72 years   3.11 years

  The Company's pro forma net income and EPS as if the fair value method had been applied were $35,035 and $0.96 for 1998, $18,273 and $0.96 for 1997, and
$2,111 and $0.14 for 1996. The effects of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income and EPS for future years.

12.  Commitments and Contingencies

  The Company leases land at certain hotels from third parties. Certain leases contain contingent rent features based on gross revenues at the respective property. Future minimum lease payments required under these operating leases as of December 31, 1998 were as follows:


1999               $ 1,715
2000                 1,537
2001                 1,537
2002                 1,537
2003                 1,537
Thereafter          66,577
                   -------
                   $74,440
                   =======

  The Company also leases office equipment under non-cancelable operating leases. These amounts are insignificant to the financial statements.


  The Company leases its hotels to MeriStar Hotels and Resorts and Prime Hospitality Corp. under noncancellable participating leases that expire from 2010 to 2012. The Company also leases certain office, retail and parking space to outside parties under non-cancelable operating leases with initial or remaining terms in excess of one year. Future minimum rental receipts under these leases as of December 31, 1998 were as follows:

1999              $  236,479
2000                 242,809
2001                 249,119
2002                 256,084
2003                 263,364
Thereafter         2,013,776
                  ----------
                  $3,261,631
                  ==========

  In the course of the Company's normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company. Based on currently available facts, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

13.  Acquisitions

  During 1998, the Company acquired 70 hotels (containing 17,332 rooms), of which 53 were acquired pursuant to the Merger. The Company purchased AGH for approximately $1,306,000 through the issuance of approximately 23,913,000 shares of Common Stock and OP Units in the Company's subsidiary operating partnership. The total purchase price for the remaining 17 acquired hotels during 1998 was $549,068 of cash and $16,932 of OP Units. The cash portions of these acquisitions were funded through borrowings on the New Credit Facility and Prior Credit Facility.

  The following unaudited pro forma summary presents information as if the Merger, the Spin-Off and all 117 hotels owned at December 31, 1998 had been acquired at the beginning of the periods presented. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company.

                       PRO FORMA INFORMATION (UNAUDITED)

                                                                                     1998               1997
                                                                               ---------------    ---------------
Total revenue..................................................................       $332,632           $280,482
Net income.....................................................................       $ 96,232           $ 67,487
Diluted EPS....................................................................       $   2.05           $   1.48

14.  Quarterly Financial Information (Unaudited)

  The following is a summary of the Company's quarterly results of operations:

                                                  1998                                   1997
                                  --------------------------------------  ----------------------------------
                                   First     Second     Third    Fourth    First   Second    Third    Fourth
                                  Quarter   Quarter    Quarter   Quarter  Quarter  Quarter  Quarter  Quarter
                                  --------  --------  ---------  -------  -------  -------  -------  --------
Total revenue...................  $143,602  $184,145  $104,301   $93,249  $48,108  $73,711  $90,040  $104,534
Total operating expenses........   125,890   147,209    81,827    36,465   40,574   55,809   69,822    88,676
Net operating income............    17,712    36,936    22,474    56,784    7,534   17,902   20,218    15,858
Income before extraordinary loss     4,451    14,905     3,868    25,484    1,940    8,148    8,077     5,987
Net income (loss)...............     4,451    14,905    (1,133)   25,484    1,940    8,148    3,985     5,987
Diluted earnings (loss) per
 share..........................     $0.18  $   0.55  $  (0.03)  $  0.54    $0.14  $  0.43  $  0.21  $   0.25

15.  Supplemental Cash Flow Information

                                                                                  1998            1997             1996
                                                                             ------------    -------------    -------------
Cash paid for interest and income taxes:

Interest, net of capitalized interest of $5,182, $442,
 and $461, respectively                                                           $48,156          $15,734          $11,644
Income taxes                                                                       18,591            7,606              807
Non-cash investing and financing activities:
Additions to equipment through capital leases                                           -          $    40          $   324
Long-term debt assumed in purchase of property and equipment                          543           16,478                -
OP Units issued in purchase of property and equipment                              16,932           32,264                -
OP Units issued in purchase of intangible assets                                        -           24,000                -
Redemption of OP Units                                                             31,430           11,000                -
Deferred financing fees not yet paid                                                    -              528                -
Issuance of common stock for partners' capital                                          -                -           49,796

Book value of assets distributed to spun-off affiliate                        $   41,449                -                -
Book value of liabilities distributed to spun-off affiliate                      (11,768)               -                -
Book value of debt distributed to spun-off affiliate                              (1,116)               -                -
                                                                             ------------    -------------    -------------
Book value of net assets distributed to spun-off affiliate                    $   28,565                -                -
                                                                             ============    =============    =============

Fair value of assets acquired in Merger                                       $1,306,018                -                -
Fair value of liabilities assumed in Merger                                      (26,167)               -                -
Fair value of debt assumed in Merger                                            (523,944)               -                -
                                                                            ------------    -------------     ------------
Fair value of net assets acquired in Merger                                   $  755,907                -                -
                                                                            ============    =============    =============

16.  Subsequent Events

  On January 11, 1999, the Company completed the acquisition of the Holiday Inn Madison, a 194-room hotel located in Madison, Wisconsin, for a purchase price of $11,961. The acquisition was funded using existing cash and borrowings on the New Credit Facility.

  On January 21, 1999, the Company sold The Lodge at the Seaport, a 77-room hotel in Mystic, Connecticut, for $3,000.

                       MERISTAR HOSPITALITY CORPORATION
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998
                            (dollars in thousands)

                                                            Costs
                                       Initial cost to    subsequent          Gross amount
                                           Company      to acquisition       at end of year
                                      ----------------  ---------------  --------------------------
                                              Building         Building         Building   Accum-
                                                and              and              and      ulated     Year of
                              Encum-          Improve-         Improve-         Improve-  Deprecia-  Construc-    Date
Description                   brances  Land    ments     Land   ments    Land    ments      tion       tion     Acquired  Life
                              -------  -----  --------  -----  --------  -----  --------  ---------  ---------  --------  -----
Hotel Assets:
Salt Lake
 Airport Hilton, UT               (1) $  770   $12,828  $   -  $  2,774  $ 770  $ 15,602  $   1,373       1980    3/3/95     40
Radisson Hotel,
 Schaumburg, IL                    -   1,080     5,131      -     1,625  1,080     6,756        553       1979   6/30/95     40
Sheraton Hotel,
Colorado Springs, CO              (1)  1,071    14,592      1     3,231  1,072    17,823      1,457       1974   6/30/95     40
Hilton Hotel, Bellevue, WA         -   5,211     6,766      -     1,542  5,211     8,308        653       1979    8/4/95     40
Marriott Hotel, Somerset, NJ       -   1,978    23,001      -     3,677  1,978    26,678      1,996       1978   10/3/95     40
Westin Atlanta Airport,
 Atlanta, GA                       -   2,650    15,926   (300)    8,834  2,350    24,760      1,813       1982  11/15/95     40
Sheraton Hotel,
 Charlotte, NC                     -   4,700    11,057      -     3,354  4,700    14,411        998       1985    2/2/96     40
Radisson Hotel Southwest,
 Cleveland, OH                     -   1,330     6,353      -     4,158  1,330    10,511        641       1978    2/16/96    40
Orange County Airport
 Hilton, Irvine, CA               (1)  9,990     7,993      -     3,029  9,990    11,022        691       1976    2/22/96    40
The Latham Hotel,
 Washington, DC                    -   6,500     5,320      -     2,981  6,500     8,301        475       1981     3/8/96    40
Hilton Hotel, Arlington, TX       (1)  1,836    14,689     79     2,801  1,915    17,490      1,117       1983    4/17/96    40
Hilton Hotel, Arlington, VA        -   4,000    15,069      -       165  4,000    15,234        934       1990    8/23/96    40
Southwest Hilton, Houston, TX      -   2,300    15,665      -       910  2,300    16,575        879       1979   10/31/96    40
Embassy Suites, Englewood, CO     (1)  2,500    20,700      -     1,685  2,500    22,385      1,182       1986   12/12/96    40
Holiday Inn, Colorado
 Springs, CO                       -   1,600     4,232      -       467  1,600     4,699        228       1974   12/17/96    40
Embassy Row Hilton,
 Washington, DC                    -   2,200    13,247      -     1,731  2,200    14,978        708       1969   12/17/96    40
Hilton Hotel & Towers,
 Lafayette, LA                    (1)  1,700    16,062      -       963  1,700    17,025        829       1981   12/17/96    40
Hilton Hotel, Sacramento, CA      (1)  4,000    16,013      -     1,648  4,000    17,661        854       1983   12/17/96    40
Santa Barbara Inn,
 Santa Barbara, CA                 -   2,600     5,141      -     1,108  2,600     6,249        289       1959   12/17/96    40
San Pedro Hilton,
 San Pedro, CA                     -     640     6,047      -     1,803    640     7,850        347       1989    1/28/97    40
Doubletree Hotel,
 Albuquerque, NM                  (1)  2,700    15,075      -       784  2,700    15,859        739       1975    1/31/97    40
Westchase Hilton & Towers,
 Houston, TX                       -   3,000    23,991      -     1,308  3,000    25,299      1,194       1980    1/31/97    40
Four Points Hotel,
 Cherry Hill, NJ                   -   1,700     4,178      -     1,857  1,700     6,035        242       1991    3/20/97    40
Sheraton Great Valley Inn,
 Frazer, PA                        -   2,150    11,653     11       484  2,161    12,137        518       1971    3/27/97    40
Holiday Inn Calgary
 Airport, Calgary,
 Alberta, Canada                   -      751     5,011   (50)       456    701     5,467        342       1981     4/1/97    40
Sheraton Hotel Dallas,
 Dallas, TX                        -    1,300    17,268      -     2,038  1,300    19,306        788       1974     4/1/97    40
Radisson Hotel Dallas,
 Dallas, TX                        -    1,800    17,580      -     1,054  1,800    18,634        793       1972     4/1/97    40
Sheraton Hotel Guildford,
 Surrey, BC, Canada                -    2,366    24,008  (157)      (975) 2,209    23,033      1,520       1992     4/1/97    40
Doubletree Guest Suites,
 Indianapolis, IN                 (1)   1,000     8,242      -       616  1,000     8,858        373       1987     4/1/97    40
Ramada Vancouver Centre,
 Vancouver, BC, Canada             -    4,400     7,840  (291)     1,810  4,109     9,650        550       1968     4/1/97    40
Holiday Inn Sports
 Complex, Kansas City, MO          -      420     4,742      -     1,195    420     5,937        230       1975    4/30/97    40
Hilton Crystal City,
 Arlington, VA                     -    5,800    29,879      -       503  5,800    30,382      1,129       1974     7/1/97    40
Doubletree Resort Hotel,
 Cathedral City, CA                -    1,604    16,141      -     1,256  1,604    17,397        632       1985     7/1/97    40
Radisson Hotel & Suites,
 Chicago, IL                      (1)   4,870    39,175      -       554  4,870    39,729      1,482       1971    7/15/97    40
Georgetown Inn,
 Washington, DC                    -    6,100     7,103      -       170  6,100     7,273        270       1962    7/15/97    40
Embassy Suites Center City,
Philadelphia, PA                  (2)   5,500    26,763      -       113  5,500    26,876        950       1963    8/12/97    40
Doubletree Hotel Austin,
 Austin, TX                       (2)   2,975    25,678      -       218  2,975    25,896        912       1984    8/14/97    40
Radisson Plaza Hotel,
 Lexington, KY                    (2)   1,100    30,375      -     3,713  1,100    34,088      1,156       1982    8/14/97    40
Jekyll Inn, Jekyll Island, GA      -        -     7,803      -     2,777     -     10,580        308       1971    8/20/97    40
Holiday Inn Metrotown,
 Burnaby, BC, Canada               -    1,115     5,303   (74)       349  1,041     5,652        274       1989    8/22/97    40
Embassy Suites
 International Airport,
 Tucson, AZ                        -    1,640    10,444      -       325  1,640    10,769        311       1982   10/23/97    40
Westin Morristown, NJ              -    2,500    19,128    100       808  2,600    19,936        535       1962   11/20/97    40
Doubletree Hotel Bradley
 International Airport,
 Windsor Locks, CT                 -    1,013    10,228     87       284  1,100    10,512        279       1985   11/24/97    40
Sheraton Hotel, Mesa, AZ           -    1,850    16,938      -       363  1,850    17,301        460       1985    12/5/97    40
Metro Airport Hilton &
 Suites, Detroit, MI               -    1,750    12,639      -       285  1,750    12,924        321       1989   12/16/97    40
Marriott Hotel,
 Los Angeles, CA                   -    5,900    48,250      -     3,451  5,900    51,701      1,280       1983   12/18/97    40


                                                            Costs
                                       Initial cost to    subsequent          Gross amount
                                           Company      to acquisition       at end of year
                                      ----------------  ---------------  --------------------------
                                              Building         Building          Building   Accum-
                                                and              and               and      ulated     Year of
                              Encum-          Improve-         Improve-          Improve-  Deprecia-  Construc-    Date
Description                   brances  Land    ments     Land   ments    Land     ments      tion       tion     Acquired  Life
                              -------  -----  --------  -----  --------  ------  --------  ---------  ---------  --------  -----
Austin Hilton & Towers,  TX        -   2,700    15,852     -      653     2,700   16,505         404      1974     1/6/98    40
Dallas Renaissance North, TX       -   3,400    20,813     -    1,384     3,400   22,197         543      1979     1/6/98    40
Houston Sheraton
 Brookhollow Hotel, TX             -   2,500    17,609     -    1,761     2,500   19,370         467      1980     1/6/98    40
Seelbach Hilton,
 Louisville, KY                    -   1,400    38,462     -      295     1,400   38,757         964      1905     1/6/98    40
Midland Hilton & Towers, TX        -     150     8,487     -      735       150    9,222         225      1976     1/6/98    40
Westin Oklahoma , OK               -   3,500    27,588     -      656     3,500   28,244         698      1977     1/6/98    40
Sheraton Hotel, Columbia, MD       -   3,600    21,393     -      (40)    3,600   21,353         400      1972    3/27/98    40
Radisson Cross Keys,
 Baltimore, MD                     -   1,500     5,615     -      (24)    1,500    5,591         105      1973    3/27/98    40
Sheraton Fisherman's Wharf,
 San Francisco, CA                (1) 19,708    61,751     -      371    19,708   62,122       1,159      1975     4/2/98    40
Hartford Hilton, CT                -   4,073    24,458     -      (15)    4,073   24,443         376      1975    5/21/98    40
Holiday Inn Dallas DFW
 Airport South, TX            13,376   3,223    27,542     -       84     3,223   27,626         288      1974     8/3/98    40
Courtyard by Marriott
 Meadowlands, NJ               4,570       -     8,758     -       46         -    8,804          92      1993     8/3/98    40
Hampton Inn Richmond
Airport, VA                        -     895     6,425     -      516       895    6,941          68      1972     8/3/98    40
Hotel Maison de Ville,
 New Orleans,  LA                  -     272     2,860     -       14       272    2,874          30      1778     8/3/98    40
Hilton Hotel Toledo, OH            -       -    11,241     -       85         -   11,326         118      1987     8/3/98    40
Holiday Inn Select Dallas
 DFW Airport West, TX              -   1,387    11,764     -       97     1,387   11,861         123      1974     8/3/98    40
Holiday Inn Select New
 Orleans International
 Airport, LA                     (1)   2,895    24,502     -      176     2,895   24,678         257      1973     8/3/98    40
Hampton Inn Ocean City, MD        -      911     8,995     -       59       911    9,054          94      1989     8/3/98    40
Crowne Plaza Madison, WI         (1)   2,518    20,783     -      154     2,518   20,937         218      1987     8/3/98    40
Holiday Inn Park Center
 Plaza, St. Louis, MO             -      684     6,159     5      121       689    6,280           -      1975     8/3/98     -
Wyndham Albuquerque
 Airport Hotel, NM                -        -    18,078     -      221         -   18,299         189      1972     8/3/98    40
Wyndham San Jose Airport
 Hotel, CA                        -        -    33,797     -      228         -   34,025         353      1974     8/3/98    40
Holiday Inn Select Mission
 Valley, CA                      (1)   2,301    20,164     -      228     2,301   20,392         211      1970     8/3/98    40
Sheraton Safari Hotel,
 Lake Buena Vista, FL             -    3,900    33,703     -      413     3,900   34,116         354      1985     8/3/98    40
Hilton Monterey, CA               -    2,040    16,884     -      204     2,040   17,088         177      1971     8/3/98    40
Hilton Hotel Durham, NC           -    1,508    14,981     -      198     1,508   15,179         157      1987     8/3/98    40
Wyndham Garden Hotel
 Marietta, GA                     -    1,835    16,577     -       83     1,835   16,660         161      1985     8/3/98    40
Westin Resort Key Largo, FL       -    3,034    28,170     -      630     3,034   28,800         295      1985     8/3/98    40
Doubletree Guest Suites
 Atlanta, GA                  9,150    2,166    17,975     -    3,406     2,166   21,381         190      1985     8/3/98    40
Radisson Hotel Arlington
 Heights, IL                      -    1,462    12,040     -       94     1,462   12,134         126      1981     8/3/98    40
Holiday Inn Select Bucks
 County,  PA                      -    2,507    20,951     -      138     2,507   21,089         220      1987     8/3/98    40
Hilton Hotel
 Cocoa Beach, FL                  -    2,661    22,137     -    1,771     2,661   23,908         233      1986     8/3/98    40
Radisson Twin Towers
 Orlando, FL                      -    9,191    70,711     7      543     9,198   71,254         743      1972     8/3/98    40
Crowne Plaza Phoenix, AZ          -    1,782    15,427     -    3,460     1,782   18,887         163      1981     8/3/98    40
Hilton Airport Hotel
 Grand Rapids, MI               (1)    1,968    16,041     -      121     1,968   16,162         168      1979     8/3/98    40
Marriott West Loop
 Houston, TX                     -     2,793    22,779     -      171     2,793   22,950         239      1976     8/3/98    40
Courtyard by Marriott
 Durham, NC                      -     1,351    10,574     -       72     1,351   10,646         111      1996     8/3/98    40
Courtyard by Marriott,
 Marina Del Rey, CA              -     3,323    23,557     -      161     3,323   23,718         247      1976     8/3/98    40
Courtyard by Marriott,
 Century City, CA                -     2,079    15,806     -      137     2,079   15,943         166      1986     8/3/98    40
Courtyard by Marriott,
 Lake Buena Vista,  FL           -         -    39,764     -      260         -   40,024         418      1972     8/3/98    40
Crowne Plaza, San Jose, CA      (1)    1,977    22,229     -      614     1,977   23,843         234      1975     8/3/98    40
Doubletree Hotel
 Westshore, Tampa, FL            -     2,788    22,587     -      153     2,788   22,740         237      1972     8/3/98    40
Howard Johnson Resort
 Key Largo, FL                   -     1,728    11,991     -      194     1,728   12,185         126      1971     8/3/98    40
Holiday Inn Annapolis, MD        -     1,629    13,041     -       90     1,629   13,131         137      1975     8/3/98    40
Holiday Inn
 Fort Lauderdale, FL             -     2,291    18,731     -      128     2,291   18,859         197      1969     8/3/98    40
Holiday Inn Express
 Hanover, MD                     -     1,159     9,286     -       59     1,159    9,345          97      1988     8/3/98    40
Holiday Inn
 Madeira Beach, FL               -     1,725    12,918     -       86     1,725   13,004         136      1972     8/3/98    40
Holiday Inn Chicago
 O'Hare, IL                 20,943     3,989    70,320     -      613     3,989   70,933         738      1975     8/3/98    40
Holiday Inn & Suites
 Alexandria, VA                  -     1,675    13,344     -      113     1,675   13,457         140      1985     8/3/98    40
Hilton Clearwater, FL            -         -    66,828     -      484         -   67,312         702      1980     8/3/98    40
Radisson Rochester, NY           -         -     6,131     -       48         -    6,179          64      1971     8/3/98    40
Ramada Plaza Old Towne
 Alexandria, VA              5,186     2,154    17,124     -      112     2,154   17,236         180      1975     8/3/98    40
Ramada Inn Clearwater, FL        -     2,297    21,143     -      420     2,297   21,563           -      1969     8/3/98     -
Lodge at the Seaport,
 Mystic, CT                      -       614     4,490     -       90       614    4,580           -      1967     8/3/98     -
Holiday Inn  Richmond, VA        -     1,056     9,498     -      182     1,056    9,680           -      1975     8/3/98     -

                                                               Costs
                                        Initial cost to      subsequent          Gross amount
                                            Company        to acquisition       at end of year
                                      -------------------  ---------------  ----------------------------
                                               Building          Building           Building    Accum-
                                                 and               and                and       ulated     Year of
                              Encum-           Improve-          Improve-           Improve-   Deprecia-  Construc-    Date
Description                   brances   Land    ments     Land    ments     Land     ments      tion        tion     Acquired   Life
                              ------- -------  --------  -----  --------  --------  ---------  ---------  ---------  --------  ----
Crowne Plaza Las Vegas, NV          -   2,934    23,460       -      166     2,934     23,626        246       1989    8/3/98    40
Crowne Plaza Portland, OR           -   2,872    22,655       -      285     2,872     22,940        238       1988    8/3/98    40
Four Points Hotel, Mt.
 Arlington, NJ                  5,032   6,603     5,762       -       46     6,603      5,808         60       1984    8/3/98    40
Ramada Inn Mahwah, NJ               -   1,060     8,557       -      137     1,060      8,694         90       1972    8/3/98    40
Ramada Plaza Meriden, CT            -   1,190     9,623       -       65     1,190      9,688        101       1985    8/3/98    40
Ramada Plaza Shelton, CT        4,817   1,934    15,423       -       92     1,934     15,515        162       1989    8/3/98    40
Sheraton Crossroads
 Mahwah, NJ                         -   3,093    24,916       -      292     3,093     25,208        262       1986    8/3/98    40
St. Tropez Suites, Las Vegas, NV    -   2,942    23,774       -      266     2,942     24,040        250       1986    8/3/98    40
Doral Forrestal,
 Princeton, NJ                      -   9,578    57,555       -        -     9,578     57,555        598       1981    /11/98    40
South Seas Plantation,
 Captiva, FL                        -   3,084    83,573       -      489     3,084     84,062        517       1975    0/1/98    40
Radisson Suites Beach
 Resort, Marco Island,  FL          -   7,120    35,300       -      234     7,120     35,534        219       1983    0/1/98    40
Best Western Sanibel
 Island, FL                         -   3,868     3,984       -       45     3,868      4,029         25       1967    0/1/98    40
The Dunes Golf & Tennis
 Club, Sanibel Island, FL           -   7,705     3,043       -       53     7,705      3,096         19       1964    0/1/98    40
Sanibel Inn, Sanibel
 Island, FL                         -   8,482    12,045       -       85     8,482     12,130         75       1964    0/1/98    40
Seaside Inn, Sanibel
 Island, FL                         -   1,702     6,416       -       41     1,702      6,457         40       1964    0/1/98    40
Song of the Sea, Sanibel
 Island, FL                         -     339     3,223       -       19       339      3,242         20       1964    0/1/98    40
Sundial Beach Resort,
 Sanibel Island, FL                 -     320    12,009       -       61       320     12,070         76       1975    0/1/98    40
                              ------- ------- ---------   -----  --------  -------  ---------  ---------  ---------  --------  ---
                                      315,085 2,193,419   (582)  100,711   314,503  2,294,130    53,141
                                      ======= =========   =====  ========  =======  =========  =========

(1) These properties secure the Secured Facility which, as of December 31, 1998, had an outstanding balance of $250,000.
(2) These properties secure the Non-Recourse Facility which, as of December 31, 1998 had an outstanding balance of $52,750.


                                      Property      Accumulated
                                   and Equipment    Depreciation
                                  --------------    ------------
Land                               $  314,503           $      -
Building and Improvements           2,294,130             53,141
Furniture and equipment               234,403             30,656
Construction in progress              114,507                  -
                                  --------------    ------------
Total property and equipment       $2,957,543           $ 83,797
                                  ==============    ============



                                                  1998             1997              1996
                                               ------------     ------------      -------------
Hotel property and equipment
  Balance,  beginning of period                  $  947,597       $  342,366        $  110,455
     Acquisitions during period                   1,865,142          550,913           204,740
     Improvements and construction
      -in-progress                                  144,804           54,318            27,171
                                               ------------     ------------      -------------
  Balance, end of period                          2,957,543          947,597           342,366
                                               ------------     ------------      -------------
Accumulated depreciation
  Balance, beginning of period                       26,858            8,432             1,743
     Additions-depreciation expense                  56,939           18,426             6,689
                                               ------------     ------------      -------------
  Balance, end of period                             83,797           26,858             8,432
                                               ------------     ------------      -------------
Net hotel property and equipment,
 end of period                                   $2,873,746         $920,739          $333,934
                                               ============     ============      ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 405 of Regulation S-K with respect to Directors and Executive Officers of the Company is incorporated herein by reference to the sections entitled "Management" and "Principal Stockholders" in the Company's definitive proxy for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation of Directors" and "Stock Option Grants" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated herein by reference to the section entitled "Principal Stockholders" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


  The information required by this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  A. Index to Financial Statements and Financial Statement Schedules

1.  Financial Statements

  The Financial Statements included in the Annual Report on Form 10-K are listed in Item 8.

2.  Financial Statement Schedules

  The Financial Statement Schedules included in the Annual Report on Form 10-K are listed in Item 8.

3.  Exhibits

  All Exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Commission.

Exhibit No.                                                      Description of Document
-----------   ----------------------------------------------------------------------------------------------------------------------
3.1*          Amended and Restated Articles of Incorporation of the Registrant
              (Articles of Merger between American General Hospitality Corporation and CapStar Hotel Company).

3.2*          Amended and Restated By-laws of the Registrant.

4.1 **        Form of Share Certificate.

10.1*         Agreement and Plan of Merger, dated as of March 15, 1998, by and among the Registrant and American General
              Hospitality Operating Partnership, L.P. on the one hand, and CapStar Hotel Company, CapStar Management Company,
              L.P., and CapStar Management Company II, L.P., on the other hand.

10.2*         Amendment No.1 to the Agreement and Plan of Merger, dated as of June 5, 1998, by and among the Registrant and
              American General Hospitality Operating Partnership, L.P. on the one hand, and CapStar Hotel Company, CapStar
              Management Company, L.P., and CapStar Management Company II, L.P., on the other hand.

10.3          Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. dated as of August 3, 1998

10.4          Second Amended and Restated Senior Secured Credit Agreement dated as of August 3, 1998

10.5          Loan Agreement made as of August 3, 1998 between MeriStar Hospitality Corporation and its affiliates and
              Secore Financial Corporation.

10.6*         Form of MeriStar Incentive Plan.

10.7*         Form of MeriStar Non-Employee Directors' Incentive Plan.

10.8*         Form of Employment Agreement between MeriStar Hospitality Corporation and Paul W. Whetsell.

10.9*         Form of Employment Agreement between MeriStar Hospitality Corporation and Steven D. Jorns.

10.10         Form of Employment Agreement between MeriStar Hospitality Corporation and Bruce G. Wiles

10.11         Form of Employment Agreement between MeriStar Hospitality Corporation and John Emery

10.12*        Form of Exchange Rights Agreement, by and among MeriStar Hospitality Corporation, MeriStar Hospitality Operating
              Partnership, L.P., and the Persons set forth therein.

10.13*        Form of Contribution, Assumption and Indemnity Agreement between CapStar Hotel Company and CMC Operating Company.

10.14*        Form of Intercompany Agreement, among MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership,
              L.P., CMC Operating Company and CMC Operating Partnership, L.P.

10.15*        Form of Operating Lease

12            Schedule Regarding the Computation of Ratios

21            Subsidiaries of the Company

23            Consent of KPMG LLP

27            Financial Data Schedule

29            Power of Attorney (see signature page)

___________
 * Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-49611), filed with the Securities and Exchange Commission on April 7, as amended.
** Incorporated by reference to the Company's Registration Statement on Form
   S-3 (File No. 333-66229), filed with the Securities and Exchange Commission on October 28, 1998, as amended.


___________

B. Reports on Form 8-K:

   None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MeriStar Hospitality Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MERISTAR
                                            HOSPITALITY CORPORATION
                                            By: /s/ PAUL W. WHETSELL
                                               -------------------------------
                                               Paul W. Whetsell
                                               Chief Executive Officer and
                                               Chairman of the Board

Dated: March 1, 1999

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul W. Whetsell, Bruce G. Wiles and John Emery, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for such person and in such person's name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this report filed pursuant to the requirements of
Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

           Signature                                Title                              Date
-------------------------------  --------------------------------------------  ---------------------

/s/ PAUL W. WHETSELL             Chief Executive Officer and Chairman of the     March 1, 1999
-------------------------------    Board of Directors (Principal Executive
Paul W. Whetsell                                   Officer)

/s/ STEVEN D. JORNS
-------------------------------  Vice Chairman of the Board of Directors         March 1, 1999
Steven D. Jorns

/s/ BRUCE G. WILES
-------------------------------  President and Director                          March 1, 1999
Bruce G. Wiles

/s/ JOHN EMERY                   Chief Financial Officer (Principal              March 1, 1999
-------------------------------  Financial and Accounting Officer)
John Emery




/s/ JAMES F. DANNHAUSER
-------------------------------  Director                                        March 1, 1999
James F. Dannhauser


-------------------------------  Director                                        March 1, 1999
Daniel L. Doctoroff


-------------------------------  Director                                        March 1, 1999
William S. Janes

/s/ MAHMOOD KHIMJI
-------------------------------  Director                                        March 1, 1999
Mahmood Khimji


-------------------------------  Director                                        March 1, 1999
H. Cabot Lodge III

/s/ JAMES R. WORMS
-------------------------------  Director                                        March 1, 1999
James R. Worms