Form 10-Q
period 1999-03-31
MERISTAR HOSPITALITY CORP
filed 1999-05-17
CIK 1012967

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                  (MARK ONE)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

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

Yes  X  No


The number of shares of Common Stock, par value $0.01 per share, outstanding at May 13, 1999 was 47,520,292.

                       MERISTAR HOSPITALITY CORPORATION


                                     INDEX

                                                                   Page
                                                                   ----
PART I.   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets -
          March 31, 1999 and December 31, 1998                        3

          Condensed Consolidated Statements of Operations -
          Three Months Ended March 31, 1999 and 1998                  4

          Condensed Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1999 and 1998                  5

          Notes to Condensed Consolidated Financial Statements        6

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS              10


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT             14
          MARKET RISK


PART II.  OTHER INFORMATION

ITEM 5:   OTHER INFORMATION                                          15

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                           15

PART I.   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       March 31, 1999   December 31, 1998
                                                                       --------------   ------------------
                                                                         (unaudited)
Assets
   Investments in hotel properties                                        $2,963,402           $2,909,439
   Accumulated depreciation                                                 (106,757)             (83,797)
                                                                          ----------           ----------
                                                                           2,856,645            2,825,642
   Cash and cash equivalents                                                  31,789                4,180
   Accounts receivable, net                                                      491                3,044
   Income tax receivable                                                         313                  339
   Deposits                                                                    1,618                1,618
   Prepaid expenses, inventory and other                                       3,063                2,259
   Note receivable from Lessee                                                57,000               67,000
   Due from Lessee                                                            25,363                7,437
   Investments in and advances to affiliates                                  40,691                8,787
   Restricted cash                                                            11,342               11,879
   Properties held for sale                                                   45,708               48,104
   Intangible assets, net of accumulated amortization
     of $3,494 and $2,666                                                      19,365               18,171
                                                                          ----------           ----------
                                                                          $3,093,388           $2,998,460
                                                                          ==========           ==========

Liabilities, Minority Interests and Stockholders' Equity
   Accounts payable                                                        $   5,179           $    2,111
   Accrued expenses and other liabilities                                     74,328               45,549
   Accrued interest                                                           25,106               24,472
   Dividends and distributions payable                                        26,570               25,988
   Deferred income taxes                                                       8,457                8,453
   Long-term debt                                                          1,688,328            1,602,352
                                                                          ----------           ----------
   Total liabilities                                                       1,827,968            1,708,925
                                                                          ----------           ----------
Minority interests                                                           138,588              138,543
Stockholders' Equity:
   Common stock, par value $.01 per share
            Authorized - 100,000 shares
             Issued and outstanding - 46,837 and 46,718 shares                   468                  467
   Additional paid-in capital                                              1,136,085            1,133,357
   Retained earnings                                                          (2,648)              23,655
   Accumulated other comprehensive income                                     (7,073)              (6,487)
                                                                          ----------           ----------
   Total stockholders' equity                                              1,126,832            1,150,992
                                                                          ----------           ----------
                                                                          $3,093,388           $2,998,460
                                                                          ==========           ==========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            Three Months Ended
                                                                 March 31,
                                                                 --------
                                                            1999        1998
                                                            ----        ----
Revenue:
  Participating lease revenue                             $62,812     $      -
  Hotel operations                                              -      141,597
  Office rental and other revenues                          1,281        2,005
                                                          -------     --------

Total revenue                                              64,093      143,602
                                                          -------     --------

Hotel operating expenses                                        -       54,840
Office rental and other operating expenses                    496       19,508
Administrative and general                                  1,548       25,245
Property taxes, insurance and other                        13,589       16,789
Depreciation and amortization                              23,888        9,508
                                                          -------     --------

Total operating expenses                                   39,521      125,890
                                                          -------     --------

Net operating income                                       24,572       17,712

Interest expense, net                                      24,089        9,972
                                                          -------     --------

Income before minority interests and income taxes             483        7,740

Minority interests                                            208          561
                                                          -------     --------

Income before income taxes                                    275        7,179

Income taxes                                                    8        2,728
                                                          -------     --------

Net income                                                $   267     $  4,451
                                                          =======     ========

Earnings per share

    Basic                                                 $  0.01     $   0.18
                                                          =======     ========

    Diluted                                               $     -     $   0.18
                                                          =======     ========

    See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

                                                         Three Months Ended
                                                               March 31,
                                                               --------

                                                          1999        1998
                                                          ----        ----
Operating activities:
Net income                                              $    267   $   4,451

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                            23,888       9,508
 Minority interests                                          208         561
 Deferred income taxes                                         4           -

 Changes in operating assets and liabilities:
  Accounts receivable, net                                 2,553      (9,191)
  Deposits, prepaid expenses, inventory and other           (804)      5,239
  Accounts payable                                         3,068       2,619
  Accrued expenses and other liabilities                  28,779       9,707
  Accrued interest                                           634       3,001
  Due from lessee                                        (17,926)          -
  Income taxes receivable                                     26          43
                                                        --------   ---------

Net cash provided by operating activities                 40,697      25,938
                                                        --------   ---------

Investing activities:
 Investment in hotel properties, net                     (49,780)   (213,593)
 Purchases of intangible assets                           (1,334)          -
 Investments in and advances to affiliates, net          (31,904)         62
 Purchases of minority interests                               -         (28)
 Repayments of notes receivable                           10,000           -
 Change in restricted cash                                   537          (5)
                                                        --------   ---------

Net cash used in investing activities                    (72,481)   (213,564)
                                                        --------   ---------

Financing activities:
 Deferred costs                                             (688)     (1,062)
 Proceeds from long-term debt                             86,976     183,000
 Principal payments on long-term debt                     (1,000)       (324)
 Proceeds from issuances of common stock, net                267         441
 Dividends paid to stockholders                          (25,998)          -
 Distributions to minority investors                        (162)       (163)
                                                        --------   ---------

Net cash provided by financing activities                 59,395     181,892
                                                        --------   ---------

Effect of exchange rate changes on cash
 and cash equivalents                                         (2)       (122)
                                                        --------   ---------

Net increase (decrease) in cash and cash equivalents      27,609      (5,856)
Cash and cash equivalents, beginning of period             4,180      83,429
                                                        --------   ---------

Cash and cash equivalents, end of period                $ 31,789   $  77,573
                                                        ========   =========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. ORGANIZATION

MeriStar Hospitality Corporation (the "Company") was formed on August 3, 1998, as a result of the merger (the "Merger") of CapStar Hotel Company ("CapStar") with and into American General Hospitality Corporation ("AGH"), a Maryland corporation operating as a real estate investment trust ("REIT"). The Company owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada. Substantially all of the Company's hotels are leased to and operated by MeriStar Hotels & Resorts, Inc. ("OpCo"). As of March 31, 1999, the Company owned 117 hotels with 29,468 rooms.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain 1998 amounts have been reclassified to conform to 1999 presentation.

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

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of annual financial statements or in the notes to interim financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income of the Company includes net income and other comprehensive income from foreign currency items. For the three months ended March 31, 1999, net income was $267, other comprehensive income (loss), net of tax, was $(586), and comprehensive income (loss) was $(319). For the three months ended March 31, 1998, net income was $4,451, other comprehensive income, net of tax, was $507, and comprehensive income was $4,958.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires a public entity to report selected information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one operating segment.

In May 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This issue addresses lessor revenue and lessee expense recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified sales target. The EITF reached a final consensus that lessors, such as the Company, should defer recognition of contingent rental income until specified targets are met. The Company adopted EITF No. 98-9 effective July 1, 1998. The effect of this change was to defer recognition of contingent rental income of $29,384 for the three months ended March 31, 1999. This amount is included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheet.

The effect of EITF No. 98-9 on the Company's financial statements for the three months ended March 31, 1999 is as follows:

                                 Before Effect       Effect       After Effect
                                       of              of              of
                                 EITF No. 98-9   EITF No. 98-9   EITF No. 98-9
                                 -------------   -------------   -------------
Net operating income                  $ 53,956        $(29,384)       $ 24,572
Interest expense                       (24,089)              -         (24,089)
Minority interests                      (3,104)          2,896            (208)
Income taxes                              (821)            813              (8)
                                      --------        --------        --------
Net income                            $ 25,942        $(25,675)       $    267
                                      ========        ========        ========

Diluted funds from operations         $ 53,999        $(28,571)       $ 25,428
                                      ========        ========        ========

Retained Earnings                     $ 23,027        $(25,675)       $ (2,648)
                                      ========        ========        ========

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

3. LONG-TERM DEBT

Long-term debt consisted of the following:
                                              March 31, 1999  December 31, 1998
                                              --------------  -----------------
 New Credit Facility........................      $  944,000         $  910,000
 Secured Facility...........................         250,000            250,000
 Convertible Notes..........................         172,500            172,500
 Subordinated Notes.........................         201,750            149,826
 Non-Recourse Facility......................          52,750             52,750
 Mortgage debt and other....................          67,328             67,276
                                                  ----------         ----------
                                                  $1,688,328         $1,602,352
                                                  ==========         ==========

On March 18, 1999, the Company sold $55,000 aggregate principal amount (issue price of $51,906, net of discount) of 8.75% senior subordinated notes due 2007, generating net proceeds of $51,219 to the Company. The Company plans to use the net proceeds to repay indebtedness under its New Credit Facility and to invest in real estate ventures.

Aggregate future maturities of the above obligations are as follows:

  1999...................................................   $    6,161
  2000...................................................      308,170
  2001...................................................       23,513
  2002...................................................       42,731
  2003...................................................      704,994
  Thereafter.............................................      602,759
                                                            ----------

                                                            $1,688,328
                                                            ==========

4. DIVIDENDS AND DISTRIBUTIONS PAYABLE

On March 17, 1999, the Company declared a first quarter dividend of $0.505 per share of common stock ("Common Stock") and unit of limited partnership interest ("OP Unit") in the Company's subsidiary operating partnership. The dividend was paid on April 30, 1999.

5. EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share ("EPS"):

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1999             1998
                                                      ----             ----
BASIC EPS
 COMPUTATION:
  Net income                                         $   267         $ 4,451
  Weighted average number
   Of shares of common
   Stock outstanding                                  46,796          24,889
                                                     -------         -------
Basic earnings per share                             $  0.01         $  0.18
                                                     =======         =======

DILUTED EPS
 COMPUTATION:
 Net income                                          $   267         $ 4,451
 Minority interest, net of tax                          (120)              -
                                                     -------         -------

 Adjusted net income                                 $   147         $ 4,451
                                                     =======         =======

 Weighted average number
 of shares of common
 stock outstanding                                    46,796          24,889
 Common stock equivalents- OP Units                      672               -
 Common stock equivalents-
 Stock options                                            87             240
                                                     -------         -------
 Total weighted average number
 of diluted shares of
 Common stock outstanding                             47,555          25,129
                                                     =======         =======

Diluted earnings per share                           $     -         $  0.18
                                                     =======         =======

6.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     1999              1998
                                                  ----------        ----------
  Cash paid for interest and income taxes:
  Interest, net of capitalized interest of
  $2,610 and $821, respectively.................     $23,456            $8,301
  Income taxes..................................          55             2,685

  Non-cash investing and financing activities:

  OP Units issued in purchase of property and
  equipment.....................................       1,488                --
  Conversion of OP Units to common stock........           1                --


7.   PARTICIPATING LEASE AGREEMENTS

The Company's Participating Leases have noncancelable remaining terms ranging from 10 to 12 years , subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index ("CPI"). Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Prior to the effect of EITF No. 98-9 (see
Note 2) total lease payments received on all of the Company's leases was $92,195 for the three months ended March 31, 1999. Lease payments received from OpCo for the three months ended March 31, 1999 were $87,606.

8.   ACQUISITION AND DISPOSITION

On January 11, 1999, the Company completed the acquisition of the Holiday Inn Madison, a 194-room hotel located in Madison, Wisconsin, for a purchase price of $12.0 million. The acquisition was funded using existing cash and borrowings on the New Credit Facility.

On January 21, 1999, the Company sold The Lodge at the Seaport, a 77-room hotel in Mystic, Connecticut, for $3.0 million.

9.   INVESTMENTS IN AND ADVANCES TO AFFILIATES

On March 31, 1999, the Company invested $40,500 in MeriStar Investment Partners, LP, a joint venture established to acquire upscale, full-service hotels. The Company's investment is in the form of a preferred partnership interest; the Company will receive a 16% preferred return on its investment. The Company's ultimate equity investment in this partnership will be up to $60,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

MeriStar Hospitality Corporation (the "Company") owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada. Substantially all of the Company's hotels are leased to and operated by MeriStar Hotels & Resorts, Inc. ("OpCo"), an affiliated entity. As of March 31, 1999, the Company owned 117 hotels with 29,468 rooms, 109 of which are leased and operated by OpCo.

On August 3, 1998, CapStar Hotel Company ("CapStar") merged (the "Merger") with and into American General Hospitality Corporation ("AGH"), with the surviving entity being named "MeriStar Hospitality Corporation". In conjunction with the Merger, CapStar also distributed on a pro rata basis to its stockholders all of the capital stock of OpCo, which consisted of CapStar's hotel operations (including leased hotels) and management business (the "Spin-Off").

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

Prior to August 3, 1998, the Company's consolidated financial statements included the operating results for the owned and leased hotels as well as management fees from hotels managed for third-party owners. Subsequent to August 3, 1998, the Company owns certain hotels which are leased to hotel operators and no longer manages hotels. Therefore, the financial statements for the periods ended March 31, 1999 and 1998 reflect differing numbers of owned, leased, and managed hotels throughout the periods. The following table outlines the Company's portfolio of owned, leased and managed hotels:

                              OWNED                  LEASED                   MANAGED                    TOTAL
                        HOTELS    ROOMS       HOTELS        ROOMS       HOTELS        ROOMS       HOTELS        ROOMS
March 31, 1999          117       29,468      --               --        --              --       117           29,468
December 31, 1998       117       29,351      --               --        --              --       117           29,351
March 31, 1998           55       14,414      45            6,410        40           6,899       140           27,723
December 31, 1997        47       12,019      40            5,687        27           4,631       114           22,337


FINANCIAL CONDITION

MARCH 31, 1999 COMPARED WITH DECEMBER 31, 1998

Total assets increased by $94.9 million to $3,093.4 million at March 31, 1999 from $2,998.5 million at December 31, 1998. This growth was due mainly to the Company's investment of $40.5 million in MeriStar Investment Partners, LP and cash received from new subordinated notes issued in March 1999.

Total liabilities increased by $119.1 million to $1,828.0 million at March 31, 1999 from $1,708.9 million at December 31, 1998 due mainly to an increase in long-term debt and the effect of deferring $29.4 million of revenue under the Emerging Issues Task Force ("EITF") Issue No. 98-9. Long-term debt increased by $86.0 million to $1,688.3 million at March 31, 1999 from $1,602.3 million at December 31, 1998 as a result of borrowings under the New Credit Facility and the issuance of $55 million of new subordinated notes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

Total revenue decreased by $79.5 million or 55.4% from $143.6 million in the three-month period ended March 31, 1998 to $64.1 million in the three-month period ended March 31, 1999. This decrease was primarily attributable to the change in the types of revenues recorded in the Company's financial statements in periods before and after the Merger. On a pro forma basis for the quarter, revenue per available room ("RevPAR") increased 4.2 percent to $75.89 compared to $72.86 in 1998. Same-store average daily rate ("ADR") for such hotels rose
1.3 percent from $105.65 on a pro forma basis in 1998 to $106.97 in 1999, and occupancy increased to 70.9 percent, compared to 69.0 percent on a pro forma basis in the same period in 1998.

Hotel department and other operating expenses decreased in 1999 because after August 3, 1998, in conjunction with the Merger and Spin-Off, all hotel operations were leased to OpCo.

Net interest expense increased to $24.1 million for the three months ended March 31, 1999 from $10.0 million for the same period in 1998. This increase was attributable to the borrowings made to finance the acquisition of hotels during 1998 and the new debt associated with the Merger.

The White Paper on Funds From Operations ("FFO") approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity real estate investment trust ("REIT") because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. In addition, the Company includes the effect of adding back deferred revenue resulting from EITF Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods," in the calculation of FFO.

The following is a reconciliation between net income and FFO for the three months ended March 31, 1999 (in thousands):

Net income                                       $   267

Effect of EITF No. 98-9 (net of income taxes)     28,571

Minority interest to Common OP Unit Holders           45

Interest on convertible debt                       2,093

Hotel depreciation and amortization               23,023
                                                 -------

Diluted FFO                                      $53,999
                                                 =======

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. The Company expects to fund its continuing operations through cash generated by its participating leases. The Company also expects to finance hotel acquisitions and joint venture investments through a combination of internally generated cash, external borrowings, and the issuance of units of the Company's subsidiary operating partnership and/or common stock. Additionally, the Company will be required, in order to maintain favorable tax treatment accorded to a REIT under the Internal Revenue Code, to distribute to stockholders at least 95% of its REIT taxable income. The Company expects to fund such distributions through cash generated from operations or borrowings on the Company's credit facilities.

Operating activities provided $40.7 million of net cash in the three-month period ended March 31, 1999 mainly due to higher levels of depreciation and amortization and accrued expenses and other liabilities. The Company used $72.5 million of cash in investing activities for the first three months of 1999, primarily for capital expenditures and the investment in MeriStar Investment Partners. Net cash provided by financing activities of $59.4 million resulted primarily from net borrowings under the Company's credit facilities, offset partially by dividends paid.

On March 18, 1999, the Company sold $55.0 million aggregate principal amount (issue price of $51.9 million, net of discount) of 8.75% senior subordinated notes due 2007, generating net proceeds of $51.2 million to the Company. The Company plans to use the net proceeds to repay indebtedness under its New Credit Facility and to invest in real estate ventures.

At March 31, 1999, the Company had available $56.0 million under the credit facility's revolving facility and $47.2 million, under the non-recourse facility. As of May 13, 1999, the Company has available $53.6 million under the credit facility's revolving facility and $47.2 million under the non-recourse facility.

Capital for renovation work is expected to be provided by a combination of internally generated cash and external borrowings. Once initial renovation programs for a hotel are completed, the Company expects to spend approximately 4% annually of hotel revenues for ongoing capital expenditure programs, including room and facilities refurbishments, renovations, and furniture and equipment replacements. During the three-month period ended March 31, 1999, the Company incurred approximately $55 million of costs. The Company expects to spend approximately $120 million during the remainder of 1999 to complete initial renovation programs and to fund ongoing capital expenditures for its owned hotels.

The Company believes cash generated by operations, together with borrowing capacity under its credit facilities will be sufficient to fund its existing working capital, ongoing capital expenditures, and debt service requirements. The Company believes, however, that its future capital decisions will also be made in response to specific acquisition and/or investment opportunities, depending on conditions in the capital and other financial markets. Accordingly, the Company may consider increasing its borrowing capacity or issuing additional debt or equity securities, the proceeds of which could be used to finance acquisitions or investments, or to refinance existing debt.

SEASONALITY

Demand in the lodging industry is affected by recurring seasonal patterns. Demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. Therefore, the Company's operations are seasonal in nature. Assuming other factors remain constant and excluding resort hotel properties and the effect of EITF 98-9 on reporting in interim periods, the Company has lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.


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

The Company's hotel properties contain various information technology and
embedded technology systems.   Both types of systems contain microprocessors and
microcontrollers that must be assessed for Year 2000 compliance. The Company has developed a comprehensive implementation plan to address the potential Year 2000 problems caused by such systems. This plan involves six stages: increase awareness of issue; assign responsibility for coordinating response to issue; information collection; analysis; modification, repair or replacement; and testing. The Company is currently in its analysis stage, and expects to complete this stage in May 1999. As the Company progresses through the analysis stage, it has also begun a portion of its modification, repair or replacement work. The subsequent stages are expected to be completed as follows: modification, repair or replacement -- August 1999; and testing -- September 1999. As an additional part of its implementation plan to address the Year 2000 problem, the Company has also initiated communications with third parties with which it has material relationships to determine the extent of potential Year 2000 problems with these parties' services provided to the Company.

The most critical of these services involve such items as reservations systems for the Company's hotels. Without such systems, the Company could suffer a material decline in business at many of its properties. The Company expects to complete its communications and assessment of these outside parties' services in May 1999. Also, the Company expects to develop contingency plans in 1999 to allow for manual or other alternative operation of certain computerized systems, in the event that modification, repair, and replacement efforts are not completed timely.

The Company anticipates completing its Year 2000 implementation plan no later than September 30, 1999, which is prior to any anticipated impact on its operating systems. Historical costs incurred to address the Year 2000 problem approximate $0.8 million. The Company has not yet completed a final cost estimate related to fixing Year 2000 issues, but an initial estimate of these remediation costs for its properties is $10-15 million. This cost estimate is based on the Company's preliminary assessment, and will be refined and adjusted as the Company continues to complete the stages of its implementation plan to address the potential Year 2000 problems.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. The Company's policy is to manage interest rates through the use of a combination of fixed and variable rate debt. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at a combination of fixed and variable rates, and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company has no cash flow exposure due to general interest rate changes for its fixed long-term debt obligations. All items described are non-trading.

The table below presents the principal amounts, weighted average interest rates, and fair values by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in thousands).

                                                            LONG-TERM DEBT
                               --------------------------------------------------------------------
                                                     AVERAGE                              AVERAGE
                                                    INTEREST           VARIABLE             RATE
EXPECTED MATURITY              FIXED RATE             RATE               RATE             INTEREST
-----------------              ----------           --------          ----------          --------
1999                             $  5,161                8.0%         $    1,000               7.1%
2000                                3,420                8.0%            304,750               6.6%
2001                                6,513                8.0%             17,000               7.1%
2002                               10,731                8.0%             32,000               7.1%
2003                                2,994                8.0%            702,000               7.0%
Thereafter                        412,759                7.2%            190,000               7.1%
                               ----------           --------          ----------          --------
Total                            $441,578                7.8%         $1,246,750               7.0%
                               ==========           ========          ==========          ========

Fair Value at 3/31/99            $441,578                             $1,246,750
                               ==========                             ==========

During 1998, the Company entered into six separate $100 million swap agreements with financial institutions in order to hedge against the impact future interest rate fluctuations may have on the Company's existing floating rate debt instruments. The swap agreements effectively fix 30-day LIBOR at between 4.9% and 5.4%. During the period ended March 31, 1999, the Company made payments totaling $233,000 relating to these hedges. This amount is included in interest expense. The hedge agreements terminate at various times between November 1999 and September 2000.

On February 18, 1997, the Company entered into a $40 million swap agreement and a $40 million collar agreement with Lehman Brothers Special Financing, Inc. and Canadian Imperial Bank of Commerce, respectively. The swap agreement effectively fixes 30-day LIBOR at 5.9% while the collar agreement creates a 30-day London Interbank Offered Rate ("LIBOR") floor of 5.1% and ceiling of 7.5%. During the three-month periods ended March 31, 1999 and 1998 the Company made payments totaling $41,000 and $8,000, respectively relating to these hedges. This amount is included in interest expense. Both hedge agreements terminate in September 1999.

Additionally, in anticipation of the August 1997 offering of $150 million aggregate principal amount of its 8.75% senior subordinated notes due 2007 (the "Subordinated Notes"), the Company entered into separate hedge transactions during June and July 1997. Upon completion of the Subordinated Notes offering, the Company terminated the underlying swap agreements, resulting in a net payment to the Company of $836,000. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the Subordinated Notes has been reduced to 8.69%.

Although the Company conducts business in Canada, the Canadian operations were not material to the Company's consolidated financial position, results of operations or cash flows as of March 31, 1999 or for the three-months then ended. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the three-months ended March 31, 1998. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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