Form 10-Q/A
period 1999-03-31
MERISTAR HOSPITALITY CORP
filed 1999-05-20
CIK 1012967

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                                  (MARK ONE)

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

The Form 10-Q for MeriStar Hospitality Corporation, which was filed on May 17, 1999, was inadvertently filed without the signature page. There were no changes made to the document; we are submitting the document in its entirety to include the signature page.

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

                                        MeriStar Hospitality Corporation

                                        /s/ John Emery

                                        John Emery
                                        Chief Financial Officer

Dated: May 14, 1999