Form 10-Q
period 1999-06-30
MERISTAR HOSPITALITY CORP
filed 1999-08-06
CIK 1012967

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   (Mark One)

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                For the quarterly period ended June 30, 1999 or

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

Yes  X  No


The number of shares of Common Stock, par value $0.01 per share, outstanding at August 4, 1999 was 47,682,763.

                       MERISTAR HOSPITALITY CORPORATION


                                     INDEX

                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets -
          June 30, 1999 and December 31, 1998                                 3

          Condensed Consolidated Statements of Operations -
          Three Months and Six Months Ended June 30, 1999 and 1998            4

          Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1999 and 1998                             5

          Notes to Condensed Consolidated Financial Statements                6

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      11


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                        16

PART II.  OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                                            16

ITEM 5:   OTHER INFORMATION                                                  17

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                                   17

PART I.    FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              June 30, 1999   December 31, 1998
                                              -------------   -----------------
                                               (unaudited)
Assets
  Investments in hotel properties                $3,004,227          $2,909,439
  Accumulated depreciation                         (130,437)            (83,797)
                                                 ----------   -----------------
                                                  2,873,790           2,825,642
    Cash and cash equivalents                        31,666               4,180
    Accounts receivable, net                          2,358               3,044
    Income tax receivable                                 -                 339
    Deposits                                          1,618               1,618
    Prepaid expenses, inventory and other             2,632               2,259
    Note receivable from Lessee                      48,000              67,000
    Due from Lessee                                  18,153               7,437
    Investments in and advances to affiliates        40,685               8,787
    Restricted cash                                  12,662              11,879
    Properties held for sale                         46,492              48,104
    Intangible assets, net of accumulated
      amortization of $4,382 and $2,666              18,571              18,171
                                                 ----------   -----------------
                                                 $3,096,627          $2,998,460
                                                 ==========   =================


Liabilities, Minority Interests and
 Stockholders' Equity
   Accounts payable                              $      561          $    2,111
   Accrued expenses and other liabilities           107,014              45,549
   Accrued interest                                  21,805              24,472
   Income taxes payable                                 967                   -
   Dividends and distributions payable               26,604              25,988
   Deferred income taxes                              8,491               8,453
   Long-term debt                                 1,682,138           1,602,352
                                                 ----------   -----------------
   Total liabilities                              1,847,580           1,708,925
                                                 ----------   -----------------
Minority interests                                  118,885             138,543
Stockholders' Equity:
   Common stock, par value $.01 per share
            Authorized - 100,000 shares
            Issued and outstanding - 47,577 and
              46,718 shares                             475                 467
   Additional paid-in capital                     1,157,309           1,133,357
   Retained earnings                                (21,932)             23,655
   Accumulated other comprehensive income            (5,690)             (6,487)
                                                 ----------   -----------------
   Total stockholders' equity                     1,130,162           1,150,992
                                                 ----------   -----------------
                                                 $3,096,627          $2,998,460
                                                 ==========   =================

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              Three Months Ended    Six Months Ended
                                                     June 30,            June 30,
                                                    ---------           ---------
                                                1999       1998      1999      1998
                                              ---------  --------  --------  --------
Revenue:
  Participating lease revenue                 $  71,978  $      -  $134,790  $      -
  Hotel operations                                    -   181,072         -   322,669
  Office rental and other revenues                2,077     3,841     3,358     5,846
                                              ---------  --------  --------  --------

Total revenue                                    74,055   184,913   138,148   328,515
                                              ---------  --------  --------  --------

Hotel operating expenses                              -    65,676         -   120,516
Office rental and other operating expenses          488    23,262       984    42,770
Administrative and general                        1,216    26,084     2,764    51,329
Property taxes, insurance and other              12,405    21,481    25,994    38,270
Depreciation and amortization                    24,578    10,338    48,466    19,846
Spin-off costs                                        -     1,136         -     1,136
                                              ---------  --------  --------  --------

Total operating expenses                         38,687   147,977    78,208   273,867
                                              ---------  --------  --------  --------

Net operating income                             35,368    36,936    59,940    54,648

Interest expense, net                            26,407    12,102    50,496    22,074
                                              ---------  --------  --------  --------

Income before minority interests
  and income taxes                                8,961    24,834     9,444    32,574

Minority interests                                1,638     1,285     1,846     1,846
                                              ---------  --------  --------  --------

Income before income taxes                        7,323    23,549     7,598    30,728

Income taxes                                        144     8,643       152    11,371
                                              ---------  --------  --------  --------

Net income                                    $   7,179  $ 14,906  $  7,446  $ 19,357
                                              =========  ========  ========  ========

Earnings per share:

    Basic                                     $    0.15  $   0.60  $   0.16  $   0.78
                                              =========  ========  ========  ========

    Diluted                                   $    0.15  $   0.55  $   0.16  $   0.75
                                              =========  ========  ========  ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

                                                           Six Months Ended
                                                                June 30,
                                                                --------
                                                           1999        1998
                                                        ---------   ---------
Operating activities:
Net income                                              $   7,446   $  19,357

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                             48,466      19,846
 Minority interests                                         1,846       1,846
 Deferred income taxes                                         38       8,002

 Changes in operating assets and liabilities:
  Accounts receivable, net                                    686     (17,448)
  Deposits, prepaid expenses, inventory and other            (373)     (6,969)
  Income taxes receivable                                     339        (402)
  Accounts payable                                         (1,550)      6,696
  Accrued expenses and other liabilities                   61,465      20,949
  Accrued interest                                         (2,667)          -
  Income taxes payable                                        967           -
  Due from lessee                                         (10,716)          -
                                                        ---------   ---------

Net cash provided by operating activities                 105,947      51,877
                                                        ---------   ---------

Investing activities:
 Investment in hotel properties, net                      (90,964)   (350,448)
 Purchases of intangible assets                            (1,364)          -
 Investments in and advances to affiliates, net           (31,898)        768
 Purchases of minority interests                                -         (44)
 Repayments of notes receivable                            19,000           -
 Change in restricted cash                                   (783)       (384)
                                                        ---------   ---------

Net cash used in investing activities                    (106,009)   (350,108)
                                                        ---------   ---------

Financing activities:
 Deferred costs                                              (752)     (5,030)
 Proceeds from long-term debt                              81,918     251,634
 Principal payments on long-term debt                      (2,132)    (10,829)
 Proceeds from issuances of common stock, net               1,297         908
 Dividends paid to stockholders                           (52,560)          -
 Distributions to minority investors                         (282)       (325)
                                                        ---------   ---------

Net cash provided by financing activities                  27,489     236,358
                                                        ---------   ---------

Effect of exchange rate changes on cash
 and cash equivalents                                          59          64
                                                        ---------   ---------

Net increase (decrease) in cash and cash equivalents       27,486     (61,809)
Cash and cash equivalents, beginning of period              4,180      83,429
                                                        ---------   ---------

Cash and cash equivalents, end of period                $  31,666   $  21,620
                                                        ---------   ---------

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.  ORGANIZATION

MeriStar Hospitality Corporation (the "Company") was formed on August 3, 1998, as a result of the merger (the "Merger") of CapStar Hotel Company ("CapStar") with and into American General Hospitality Corporation ("AGH"), a Maryland corporation operating as a real estate investment trust ("REIT"). The Company owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada.
Substantially all of the Company's hotels are leased to and operated by MeriStar Hotels & Resorts, Inc. ("OpCo"). As of June 30, 1999, the Company owned 117 hotels with 29,468 rooms.


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

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of annual financial statements or in the notes to interim financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income of the Company includes net income and other comprehensive income from foreign currency items. For the three and six months ended June 30, 1999, net income was $7,179 and $7,446, respectively, other comprehensive income, net of tax, was $1,383 and $797, respectively, and comprehensive income was $8,562 and $8,243, respectively. For the three and six months ended June 30, 1998, net income was $14,906 and $19,357, respectively, other comprehensive income, net of tax, was $(2,187) and $(1,677), respectively, and comprehensive income was $12,719 and $17,680, respectively.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires a public entity to report selected information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas and major customers. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one operating segment.

In May 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This issue addresses lessor revenue and lessee expense recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified sales target. The EITF requires the deferral of contingent rental income until specified targets are met. The EITF reached a final consensus that lessors, such as the Company, should defer recognition of contingent rental income until specified targets are met. This accounting pronouncement relates only to the Company's recognition of lease revenue in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under the Company's leases. The Company adopted EITF No. 98-9 effective July 1, 1998. The effect of this change was to defer recognition of contingent rental income of $26,930 and $56,314 for the three and six months ended June 30, 1999, respectively. As of June 30, 1999, $56,314 is included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheet for deferred contingent rental income.

The effect of EITF No. 98-9 on the Company's financial statements is as follows:




                                        Three Months Ended June 30, 1999
                                        --------------------------------

                                 Prior to Effect      Effect       After Effect
                                        of              of              of
                                  EITF No. 98-9   EITF No. 98-9   EITF No. 98-9
                                  --------------  --------------  --------------

Net operating income                $ 62,298        $(26,930)        $ 35,368
Interest expense                     (26,407)              -          (26,407)
Minority interests                    (3,661)          2,023           (1,638)
Income taxes                            (359)            215             (144)
                                    --------        --------         --------
Net income                          $ 31,871        $(24,692)        $  7,179
                                    ========        ========         ========

Diluted funds from operations       $ 61,031        $(26,715)        $ 34,316
                                    ========        ========         ========


                                        Six Months Ended June 30, 1999
                                        --------------------------------

                                Prior to  Effect     Effect       After Effect
                                        of             of              of
                                  EITF No. 98-9   EITF No. 98-9   EITF No. 98-9
                                  -------------   -------------   -------------

Net operating income                $116,254        $(56,314)        $ 59,940
Interest expense                     (50,496)              -          (50,496)
Minority interests                    (6,765)          4,919           (1,846)
Income taxes                          (1,180)          1,028             (152)
                                    --------        --------         --------
Net income                          $ 57,813        $(50,367)        $  7,446
                                    ========        ========         ========

Diluted funds from operations       $115,030        $(55,286)        $ 59,744
                                    ========        ========         ========

Retained earnings                   $ 28,435        $(50,367)        $(21,932)
                                    ========        ========         ========


In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which amended SFAS No. 133 to defer the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently in the process of evaluating the effect this new standard will have on its financial statements.

3.  LONG-TERM DEBT

Long-term debt consisted of the following:


                                             June 30, 1999   December 31, 1998
                                             -------------   -----------------

New Credit Facility........................    $  939,000       $  910,000
Secured Facility...........................       250,000          250,000
Convertible Notes..........................       172,500          172,500
Subordinated Notes.........................       201,750          149,826
Non-Recourse Facility......................        52,750           52,750
Mortgage debt and other....................        66,138           67,276
                                               ----------       ----------
                                               $1,682,138       $1,602,352
                                               ==========       ==========

Aggregate future maturities of the above obligations are as follows:

  1999....................................   $    4,972
  2000....................................      308,170
  2001....................................       23,513
  2002....................................       42,731
  2003....................................      699,994
  Thereafter..............................      602,758
                                             ----------

                                             $1,682,138
                                             ==========

4.  DIVIDENDS AND DISTRIBUTIONS PAYABLE

On June 21, 1999, the Company declared a second quarter dividend of $0.505 per share of common stock ("Common Stock") and unit of limited partnership interest ("OP Unit") in the Company's subsidiary operating partnership. The dividend was paid on July 30, 1999.

5.  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share ("EPS"):

                                                            Three Months Ended June 30,        Six Months Ended June 30,
                                                            ---------------------------        ------------------------
                                                               1999              1998            1999            1998
                                                               ----              ----            ----            ----
BASIC EPS
 COMPUTATION:
 Net income                                                    $ 7,179           $14,906           $ 7,446      $19,357
 Weighted average number
 of shares of common
 stock outstanding                                              47,343            24,907            47,069       24,893
                                                               -------           -------           -------      -------
Basic earnings per share                                       $  0.15           $  0.60           $  0.16      $  0.78
                                                               =======           =======           =======      =======

DILUTED EPS
 COMPUTATION:
 Net income                                                    $ 7,179           $14,906           $ 7,446      $19,357
 Minority interest, net of tax                                     387               101                 -          202
 Interest on convertible debt, net of
 tax                                                                 -             1,256                 -        2,526
                                                               -------           -------           -------      -------

 Adjusted net income                                           $ 7,566           $16,263           $ 7,446      $22,085
                                                               =======           =======           =======      =======

 Weighted average number
 of shares of common
 stock outstanding                                              47,343            24,907            47,069       24,893
 Common stock equivalents-
 OP Units                                                        3,682               392               179          392
 Common stock equivalents-
 Stock options                                                     316               200                 -          216
 Convertible debt                                                    -             4,012                 -        4,012
                                                               -------           -------           -------      -------
 Total weighted average number
 of diluted shares of
 common stock outstanding                                       51,341            29,511            47,248       29,513
                                                               =======           =======           =======      =======

 Diluted earnings per share                                    $  0.15           $  0.55           $  0.16      $  0.75
                                                               =======           =======           =======      =======


6.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                          Six Months Ended June 30,
                                                          -------------------------
                                                              1999         1998
                                                          ------------  -----------
Cash paid for interest and income taxes:
Interest, net of capitalized interest of
$3,636 and $1,704,  respectively...............             $53,163      $17,497
Income taxes...................................                 332        3,771

Non-cash investing and financing activities:

OP Units issued in purchase of property and
equipment......................................               1,488           --
Conversion of OP Units to common stock                       22,675           --

7.  PARTICIPATING LEASE AGREEMENTS

The Company's Participating Leases have noncancelable remaining terms ranging from 10 to 12 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index ("CPI"). Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Total lease payments received on all of the Company's leases were $98,908 and $191,104 for the three and six months ended June 30, 1999, respectively. Lease payments received from OpCo for the three and six months ended June 30, 1999 were $91,868 and $179,474, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

MeriStar Hospitality Corporation (the "Company") owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada. Substantially all of the Company's hotels are leased to and operated by MeriStar Hotel & Resorts, Inc. ("OpCo"), an affiliated entity. As of June 30, 1999, the Company owned 117 hotels with 29,468 rooms, 109 of which are leased and operated by OpCo.

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

Prior to August 3, 1998, the Company's consolidated financial statements included the operating results for the owned and leased hotels as well as management fees from hotels managed for third-party owners. Subsequent to August 3, 1998, the Company owns certain hotels which are leased to hotel operators and no longer manages hotels. Therefore, the financial statements for the periods ended June 30, 1999 and 1998 reflect differing numbers of owned, leased, and managed hotels throughout the periods. The following table outlines the Company's portfolio of owned, leased and managed hotels:

                                OWNED                     LEASED                   MANAGED                    TOTAL
                        HOTELS        ROOMS       HOTELS        ROOMS       HOTELS        ROOMS       HOTELS        ROOMS
June 30, 1999             117         29,468        ---            ---         ---           ---        117          29,468
December 31, 1998         117         29,351        ---            ---         ---           ---        117          29,351
June 30, 1998              56         15,155         48          6,819          41         7,018        145          28,992
December 31, 1997          47         12,019         40          5,687          27         4,631        114          22,337


FINANCIAL CONDITION

JUNE 30, 1999 COMPARED WITH DECEMBER 31, 1998

Total assets increased by $98.2 million to $3,096.7 million at June 30, 1999 from $2,998.5 million at December 31, 1998. This growth was due mainly to the Company's investment of $40.5 million in MeriStar Investment Partners, LP and net additional investment in hotel properties.

Total liabilities increased by $138.7 million to $1,847.6 million at June 30, 1999 from $1,708.9 million at December 31, 1998 due mainly to an increase in long-term debt and the effect of deferring $56.3 million of revenue under the Emerging Issues Task Force ("EITF") Issue No. 98-9. Long-term debt increased by $79.7 million to $1,682.1 million at June 30, 1999 from $1,602.4 million at December 31, 1998 as a result of borrowings under the New Credit Facility and the issuance of $55 million of new subordinated notes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

Total revenue decreased by $110.8 million from $184.9 million in the three-month period ended June 30, 1998 to $74.1 million in the three-month period ended June 30, 1999. This decrease was primarily attributable to the change in the types of revenues recorded in the Company's financial statements in periods before and after the Merger. On a pro forma basis for the quarter, revenue per available room ("RevPAR") increased 3.5 percent to $79.73 compared to $77.05 in 1998. Same-store average daily rate ("ADR") for such hotels rose 0.7 percent from $102.91 on a pro forma basis in 1998 to $103.62 in 1999, and occupancy increased to 77.0 percent, compared to 74.9 percent on a pro forma basis in the same period in 1998.

Hotel department and other operating expenses decreased in 1999 because after August 3, 1998, in conjunction with the Merger and Spin-Off, all then-existing hotel operations were leased to OpCo.

Net interest expense increased to $26.4 million for the three months ended June 30, 1999 from $12.1 million for the same period in 1998. This increase was attributable to the borrowings made to finance the acquisition of hotels during 1998 and the new debt associated with the Merger, offset by a lower average interest rate.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

Total revenue decreased by $190.4 million from $328.5 million in the six-month period ended June 30, 1998 to $138.1 million in the six-month period ended June 30, 1999. This decrease was primarily attributable to the change in the types of revenues recorded in the Company's financial statements in periods before and after the Merger. On a pro forma basis, revenue per available room ("RevPAR") increased 3.8 percent to $78.16 compared to $75.27 in 1998. Same-store average daily rate ("ADR") for such hotels rose 1.0 percent from $104.51 on a pro forma basis in 1998 to $105.54 in 1999, and occupancy increased to 74.1 percent, compared to 72.0 percent on a pro forma basis in the same period in 1998.

Hotel department and other operating expenses decreased in 1999 because after August 3, 1998, in conjunction with the Merger and Spin-Off, all then-existing hotel operations were leased to OpCo.

Net interest expense increased to $50.5 million for the six months ended June 30, 1999 from $22.1 million for the same period in 1998. This increase was attributable to the borrowings made to finance the acquisition of hotels during 1998 and the new debt associated with the Merger, offset by a lower average interest rate.

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

The following is a reconciliation between net income and FFO for the three and six months ended June 30, 1999 (in thousands):

                                                   Three Months Ended    Six Months Ended
                                                     June 30, 1999        June 30, 1999
                                                   ------------------    ----------------

Net income                                                $ 7,179             $  7,446

Effect of EITF No. 98-9 (net of income taxes)              26,715               55,286

Minority interest to Common OP Unit Holders                 1,518                1,563

Interest on convertible debt                                2,026                4,119

Hotel depreciation and amortization                        23,593               46,616
                                                          -------             --------

Diluted FFO                                               $61,031             $115,030
                                                          =======             ========

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

Operating activities provided $105.9 million of net cash in the six-month period ended June 30, 1999 mainly due to higher levels of depreciation and amortization and accrued expenses and other liabilities. The Company used $106.0 million of cash in investing activities for the first six months of 1999, primarily for capital expenditures and the investment in MeriStar Investment Partners. Net cash provided by financing activities of $27.5 million resulted primarily from net borrowings under the Company's credit facilities, offset partially by dividends paid.

On March 18, 1999, the Company sold $55.0 million aggregate principal amount (issue price of $51.9 million, net of discount) of 8.75% senior subordinated notes due 2007, generating net proceeds of $51.2 million to the Company. The Company used the net proceeds to repay indebtedness under its New Credit Facility and to invest in real estate ventures.

At June 30, 1999, the Company had available $61.0 million under the New Credit Facility and $47.2 million under the non-recourse facility. As of August 4, 1999, the Company has available $60.0 million under the New Credit Facility and $47.2 million under the non-recourse facility.

The Company is in the process of refinancing its $250.0 million Secured Facility and $52.8 million Non-Recourse Facility. The refinanced notes are expected to have a maturity of August 2009. The transaction is expected to close in August 1999.

Capital for renovation work is expected to be provided by a combination of internally generated cash and external borrowings. Once initial renovation programs for a hotel are completed, the Company expects to spend approximately 4% annually of hotel revenues for ongoing capital expenditure programs, including room and facilities refurbishments, renovations, and furniture and equipment replacements. During the six-month period ended June 30, 1999, the Company spent approximately $93.2 million on capital expenditures. The Company expects to spend approximately $81.8 million during the remainder of 1999 to complete initial renovation programs and to fund ongoing capital expenditures for its owned hotels.

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

SEASONALITY

Demand in the lodging industry is affected by recurring seasonal patterns. Excluding resort hotel properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. The majority of the properties operated by the Company are non-resort properties. Therefore, the Company's operations are seasonal in nature. Assuming other factors remain constant and excluding resort hotel properties and the effect of EITF 98-9 on reporting in interim periods, the Company has lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

YEAR 2000 CONVERSION

The Company has reviewed its computer systems to identify the systems that could be affected by the "Year 2000" problem and has initiated an implementation plan to address the problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, this could result in a major systems failure or miscalculations.

The Company's hotel properties contain various information technology and
embedded technology systems.   Both types of systems contain microprocessors and
microcontrollers that must be assessed for Year 2000 compliance. The Company has developed a comprehensive implementation plan to address the potential Year 2000 problems caused by such systems. This plan involves six stages: increase awareness of issue; assign responsibility for coordinating response to issue; information collection; analysis; modification, repair or replacement; and testing. The Company is currently in its modification, repair or replacement stage, and expects to complete this stage and testing in October 1999.

As an additional part of its implementation plan to address the Year 2000 problem, the Company has also initiated communications with third parties with which it has material relationships to determine the extent of potential Year 2000 problems with these parties' services provided to the Company.

The most critical of these services involve such items as reservations systems for the Company's hotels. Without such systems, the Company could suffer a material decline in business at many of its properties. The Company expects to complete its communications and assessment of these outside parties' services in September 1999. Also, the Company expects to review and update its contingency plans in 1999 to allow for manual or other alternative operation of certain computerized systems, in the event that modification, repair, and replacement efforts are not completed timely.

The Company anticipates completing its Year 2000 implementation plan no later than October 31, 1999, which is prior to any anticipated impact on its operating systems. As of June 30, 1999 historical costs incurred to address the Year 2000 problem approximate $1.0 million. The Company's current estimate of these remediation costs to fix Year 2000 issues is $7-9 million. This cost estimate is based on the Company's current assessment, and will be refined and adjusted as the Company continues to complete the stages of its implementation plan to address the potential Year 2000 problems.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since the Company filed the Form 10-Q/A on May 20, 1999.

PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Registrant was held on May 11, 1999.

At that meeting, the following matters were submitted to a vote of the stockholders of MeriStar Hospitality Corporation:

ITEM No. 1

To amend the Company's Second Amended and Restated Certificate of Incorporation, as amended, to provide for authorization of 100,000,000 shares of preferred stock, par value $0.01 per share, of the Company to be issued from time to time with such rights, preferences and priorities as the Board of Directors shall designate; provided that such preferred stock shall not be used for anti-takeover purposes and shall not have super-majority voting rights.


                                       For            31,551,018
                                   Against             2,546,306
                                   Abstain                99,946


ITEM No. 2
To reelect three members of the Board of Directors to serve for a three-year term expiring on the date of the Annual Meeting in 2002 and until their successors have been duly elected and qualified.


     Bruce G. Wiles                    For            38,365,464
                                   Abstain             1,793,123
     James F. Dannhauser               For            38,365,464
                                   Abstain             1,793,123
     Mahmood Khimji                    For            38,365,464
                                   Abstain             1,793,123


ITEM No. 3
To ratify the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 1999.

                                       For            40,075,563
                                   Against                32,260
                                   Abstain                50,764

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

                                           MeriStar Hospitality Corporation



Dated: August 6, 1999                       /s/ John Emery
                                            -----------------
                                            John Emery
                                            Chief Financial Officer