Form 10-Q
period 1999-09-30
MERISTAR HOSPITALITY CORP
filed 1999-11-10
CIK 1012967

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                  (Mark One)

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

             For the quarterly period ended September 30, 1999 or

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

Yes  X  No

The number of shares of Common Stock, par value $0.01 per share, outstanding at November 8, 1999 was 47,725,699.

                       MERISTAR HOSPITALITY CORPORATION


                                     INDEX

                                                                                         Page
                                                                                         ----
PART I.   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets -
          September 30, 1999 and December 31, 1998                                          3

          Condensed Consolidated Statements of Operations -
          Three Months and Nine Months Ended September 30, 1999 and 1998                    4

          Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1999 and 1998                                     6

          Notes to Condensed Consolidated Financial Statements                              7

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                    12

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                                      17

PART II.  OTHER INFORMATION                                                                19

ITEM 5:   OTHER INFORMATION                                                                19

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                                                 19

PART I.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              September 30, 1999   December 31, 1998
                                                              ------------------   -----------------
                                                                      (unaudited)
Assets
    Investments in hotel properties                                   $3,091,676          $2,957,543
    Accumulated depreciation                                            (154,771)            (83,797)
                                                              ------------------   -----------------
                                                                       2,936,905           2,873,746
    Cash and cash equivalents                                              3,024               4,180
    Accounts receivable, net                                                 451               3,044
    Income taxes receivable                                                    -                 339
    Deposits                                                               1,618               1,618
    Prepaid expenses and other                                             3,100               2,259
    Note receivable from Lessee                                           56,000              67,000
    Due from Lessee                                                       18,496               7,437
    Investments in and advances to affiliates                             40,712               8,787
    Restricted cash                                                       18,610              11,879
    Intangible assets, net of accumulated amortization
      of $4,786 and $2,666                                            $   19,712              18,171
                                                              ------------------   -----------------
                                                                      $3,098,628          $2,998,460
                                                              ==================   =================

Liabilities, Minority Interests and Stockholders' Equity
    Accounts payable                                                  $    1,405          $    2,111
    Accrued expenses and other liabilities                               110,857              45,549
    Accrued interest                                                      29,274              24,472
    Income taxes payable                                                     598                   -
    Dividends and distributions payable                                   26,467              25,988
    Deferred income taxes                                                  8,593               8,453
    Long-term debt                                                     1,662,606           1,602,352
                                                              ------------------   -----------------
    Total liabilities                                                  1,839,800           1,708,925
                                                              ------------------   -----------------
Minority interests                                                       117,408             138,543
Stockholders' Equity:
    Common stock, par value $0.01 per share
       Authorized - 100,000 shares
       Issued and outstanding - 47,683 and 46,718 shares                     477                 467
    Additional paid-in capital                                         1,161,799           1,133,357
    Retained earnings                                                    (15,204)             23,655
    Accumulated other comprehensive income                                (5,652)             (6,487)
                                                              ------------------   -----------------
    Total stockholders' equity                                         1,141,420           1,150,992
                                                              ------------------   -----------------
                                                                      $3,098,628          $2,998,460
                                                              ==================   =================

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       Three Months Ended                     Nine Months Ended
                                                          September 30,                          September 30,
                                                          ------------                           -------------
                                                     1999            1998                   1999           1998
                                                     ----            ----                   ----           ----
Revenue:
  Participating lease revenue                      $101,676          $ 44,100               $236,466       $ 44,100
  Hotel operations                                        -            57,811                      -        380,480
  Office rental and other revenues                    1,538             2,390                  4,896          7,468
                                                   --------          --------               --------       --------

Total revenue                                       103,214           104,301                241,362        432,048
                                                   --------          --------               --------       --------

Hotel operating expenses                                  -            22,146                      -        142,662
Office rental and other operating expenses              474             9,375                  1,458         52,144
Administrative and general                            1,306            10,241                  4,070         60,803
Property taxes, insurance and other                  10,549            14,994                 36,543         53,264
Depreciation and amortization                        25,398            17,726                 73,864         37,572
Spin-off costs                                            -             7,345                      -          8,481
                                                   --------          --------               --------       --------

Total operating expenses                             37,727            81,827                115,935        354,926
                                                   --------          --------               --------       --------

Net operating income                                 65,487            22,474                125,427         77,122

Interest expense, net                                24,125            17,045                 74,621         39,120
                                                   --------          --------               --------       --------

Income before minority interests, income taxes,
extraordinary loss and cumulative effect of
accounting change                                    41,362             5,429                 50,806         38,002

Minority interests                                    2,976               (32)                 4,822          1,814
                                                   --------          --------               --------       --------

Income before income taxes, extraordinary
loss and cumulative effect of accounting change      38,386             5,461                 45,984         36,188

Income taxes                                            677             1,593                    829         12,964
                                                   --------          --------               --------       --------

Income before extraordinary loss and
cumulative effect of accounting change               37,709             3,868                 45,155         23,224

Extraordinary loss from early extinguishment
of debt, net of tax benefit                           4,532             4,080                  4,532          4,080

Cumulative effect of accounting change, net of
tax benefit                                               -               921                      -            921
                                                   --------          --------               --------       --------

Net income                                         $ 33,177          $ (1,133)              $ 40,623       $ 18,223
                                                   ========          ========               ========       ========

                                                        Three Months Ended        Nine Months Ended
                                                           September 30,             September 30,
                                                           -------------             -------------
                                                        1999          1998        1999         1998
                                                        ----          ----        ----         ----
Earnings per share:

  Basic:
  Income before extraordinary loss and
  cumulative effect of accounting change                 $ 0.79        $ 0.10      $ 0.96       $ 0.79
  Extraordinary loss                                      (0.10)        (0.11)      (0.10)       (0.14)
  Cumulative effect of accounting change                      -         (0.02)          -        (0.03)
                                                         ------        ------      ------       ------

  Net income                                             $ 0.69        $(0.03)     $ 0.86       $ 0.62
                                                         ======        ======      ======       ======

  Diluted:
  Income before extraordinary loss and
  cumulative effect of accounting change                 $ 0.75        $ 0.08      $ 0.94       $ 0.74
  Extraordinary loss                                      (0.08)        (0.09)      (0.09)       (0.13)
  Cumulative effect of accounting change                      -         (0.02)          -        (0.03)
                                                         ------        ------      ------       ------

  Net income                                             $ 0.67        $(0.03)     $ 0.85       $ 0.58
                                                         ======        ======      ======       ======

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                                    -------------
                                                                              1999               1998
                                                                              ----               ----
Operating activities:
Net income                                                               $  40,623          $  18,223

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                              73,864             37,572
 Non-cash spin-off costs                                                         -              3,205
 Extraordinary loss on early extinguishment of debt                          4,625              6,163
 Cumulative effect of accounting change                                          -              1,485
 Minority interests                                                          4,822              1,814
 Deferred income taxes                                                         140              1,802

 Changes in operating assets and liabilities:
  Accounts receivable, net                                                   2,593             27,196
  Deposits, prepaid expenses and other                                        (841)             6,532
  Income tax receivable                                                        339                  -
  Intangible assets, net                                                      (114)                 -
  Accounts payable                                                            (706)            (5,287)
  Accrued expenses and other liabilities                                    65,308              4,076
  Accrued interest                                                           4,802             14,348
  Income taxes payable                                                         598             11,447
  Due from lessee                                                          (11,059)           (20,333)
                                                                         ---------          ---------

Net cash provided by operating activities                                  184,994            108,243
                                                                         ---------          ---------

Investing activities:
 Investment in hotel properties, net                                      (134,096)          (467,612)
 Purchases of intangible assets                                                  -             (5,425)
 Investments in and advances to affiliates, net                            (31,925)              (652)
 Purchases of minority interests                                               (72)               (44)
 Funding of notes receivable                                                     -            (55,706)
 Repayments of notes receivable                                             11,000                  -
 Change in restricted cash                                                  (6,731)            (8,096)
                                                                         ---------          ---------

Net cash used in investing activities                                     (161,824)          (537,535)
                                                                         ---------          ---------

Financing activities:
 Deferred costs                                                             (6,760)            (4,251)
 Proceeds from issuance of long-term debt                                  381,923            372,865
 Principal payments on long-term debt                                     (321,381)                 -
 Proceeds from issuance of common stock, net                                 1,499              1,660
 Spin-off to stockholders                                                        -            (23,745)
 Dividends paid to stockholders                                            (79,165)                 -
 Distributions to minority investors                                          (445)              (488)
                                                                         ---------          ---------

Net cash (used in) provided by financing activities                        (24,329)           346,041
                                                                         ---------          ---------

Effect of exchange rate changes on cash and cash equivalents                     3                195
                                                                         ---------          ---------

Net decrease in cash and cash equivalents                                   (1,156)           (83,056)
Cash and cash equivalents, beginning of period                               4,180             83,429
                                                                         ---------          ---------

Cash and cash equivalents, end of period                                 $   3,024          $     373
                                                                         =========          =========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.  ORGANIZATION

MeriStar Hospitality Corporation (the "Company") was formed on August 3, 1998, as a result of the merger (the "Merger") of CapStar Hotel Company ("CapStar") with and into American General Hospitality Corporation ("AGH"), a Maryland corporation operating as a real estate investment trust ("REIT"). The Company owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada.
Substantially all of the Company's hotels are leased to and operated by MeriStar Hotels & Resorts, Inc. ("OpCo"). As of September 30, 1999, the Company owned 117 hotels with 29,468 rooms.


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

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of annual financial statements or in the notes to interim financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income of the Company includes net income and other comprehensive income from foreign currency items. For the three and nine months ended September 30, 1999, net income was $33,177 and $40,623, respectively; other comprehensive income, net of tax, was $38 and $835, respectively; and comprehensive income was $33,215 and $41,458, respectively. For the three and nine months ended September 30, 1998, net income was $(1,133) and $18,223, respectively; other comprehensive income, net of tax, was $(3,792) and $(4,832), respectively; and comprehensive income was $(4,925) and $13,391, respectively.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires a public entity to report selected information about operating segments in financial reports issued to shareholders. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one operating segment. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Revenues for Canadian operations totaled $2,207 and $5,504 for the three and nine months ended September 30, 1999, respectively.

In May 1998, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This issue addresses lessor revenue and lessee expense recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified sales target. The EITF requires the deferral of contingent rental income until specified targets are met. The EITF reached a final consensus that lessors, such as the Company, should defer recognition of contingent rental income until specified targets are met. This accounting pronouncement relates only to the Company's recognition of lease revenue in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under the Company's leases. The Company adopted EITF No. 98-9 effective July 1, 1998. The effect of this change was to recognize $10,420 of additional contingent rental income for the three months ended September 30, 1999 and to defer recognition of contingent rental income of $45,894 for the nine months ended September 30, 1999. As of September 30, 1999 $45,894 is included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheets for deferred contingent rental income.

The effect of EITF No. 98-9 on the Company's financial statements is as follows:

                                       Three Months Ended September 30, 1999
                                       -------------------------------------

                                  Prior to Effect       Effect       After Effect
                                         of               of              of
                                   EITF No. 98-9    EITF No. 98-9   EITF No. 98-9
                                  --------------    -------------   -------------
Net operating income                  $ 55,067         $10,420        $ 65,487
Interest expense                       (24,125)              -         (24,125)
Minority interests                      (2,439)           (537)         (2,976)
Income taxes                              (537)           (140)           (677)
Extraordinary loss, net of tax          (4,532)              -          (4,532)
                                      --------         -------        --------
Net income                            $ 23,434         $ 9,743        $ 33,177
                                      ========         =======        ========

Diluted funds from operations         $ 56,679         $10,280        $ 66,959
                                      ========         =======        ========

                                      Nine Months Ended September 30, 1999
                                      ------------------------------------

                                  Prior to Effect       Effect       After Effect
                                         of               of              of
                                   EITF No. 98-9    EITF No. 98-9   EITF No. 98-9
                                  --------------    -------------   --------------
Net operating income                  $171,321        $(45,894)       $125,427
Interest expense                       (74,621)              -         (74,621)
Minority interests                      (9,204)          4,382          (4,822)
Income taxes                            (1,717)            888            (829)
Extraordinary loss, net of tax          (4,532)              -          (4,532)
                                      --------        --------        --------
Net income                            $ 81,247        $(40,624)       $ 40,623
                                      ========        ========        ========

Diluted funds from operations         $171,709        $(45,006)       $126,703
                                      ========        ========        ========

Retained earnings                     $ 25,420        $(40,624)       $(15,204)
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

3.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                                 September 30, 1999  December 31, 1998
                                                 ------------------  -----------------
 New Credit Facility...........................          $  893,000         $  910,000
 New Secured Facility..........................             330,000                  -
 Secured Facility..............................                   -            250,000
 Subordinated Notes............................             201,944            149,826
 Convertible Notes.............................             172,500            172,500
 Mortgage debt and other.......................              65,162             67,276
 Non-Recourse Facility.........................                   -             52,750
                                                         ----------         ----------
                                                         $1,662,606         $1,602,352
                                                         ==========         ==========

On August 12, 1999, the Company completed a $330.0 million 10-year non-recourse financing ("New Secured Facility") secured by a portfolio of 19 hotels. The loan bears a fixed interest rate of 7.75% and matures in 2009. The Company used the net proceeds to repay the Secured Facility and the Non-Recourse Facility.

In connection with obtaining the New Secured Facility, the Company incurred approximately $4,625 of expense ($4,532 net of tax effect), as an extraordinary loss associated with the write-off of unamortized deferred financing costs related to the repayment of the Secured Facility and Non-Recourse Facility.

Aggregate future maturities of the above obligations are as follows:

  1999..................................... $    2,208
  2000.....................................      5,924
  2001.....................................     23,516
  2002.....................................     42,735
  2003.....................................    654,998
  Thereafter...............................    933,225
                                              --------
                                            $1,662,606
                                            ==========

4.  DIVIDENDS AND DISTRIBUTIONS PAYABLE

On September 15, 1999, the Company declared a third quarter dividend of $0.505 per share of common stock ("Common Stock") and unit of limited partnership interest ("OP Unit") in the Company's subsidiary operating partnership. The dividend was paid on October 29, 1999.

5.  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share ("EPS"):

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                       September 30,
                                                                     -------------                       ------------
                                                                1999              1998                1999          1998
                                                                ----              ----                ----          ----
BASIC EPS
 COMPUTATION:
  Income before extraordinary item                               $37,709          $ 3,868              $45,155      $23,224
  Weighted average number
   of shares of common
   stock outstanding                                              47,683           38,776               47,274       29,523
                                                                --------           ------              -------      -------
Basic earnings per share                                         $  0.79          $  0.10              $  0.96      $  0.79
                                                                ========          =======              =======      =======

DILUTED EPS
 COMPUTATION:
 Income before extraordinary item                                $37,709          $ 3,868              $45,155      $23,224
 Minority interest, net of tax                                     3,358             (301)               4,291         (351)
 Interest on convertible debt, net of
 tax                                                               2,094                -                    -            -
                                                                --------          -------              -------      -------

 Adjusted net income                                             $43,161          $ 3,567              $49,446      $22,873
                                                                ========          =======              =======      =======

 Weighted average number
  of shares of common
  stock outstanding                                               47,683           38,776               47,274       29,523
  Common stock equivalents-
  OP Units                                                         5,009            3,318                4,981          744
  Common stock equivalents-
  Stock options                                                       89              193                  136          495
  Convertible debt                                                 5,074                -                    -            -
                                                                --------          -------              -------      -------
  Total weighted average number
  of diluted shares of
  common stock outstanding                                        57,855           42,287               52,391       30,762
                                                                --------          -------              -------      -------
 Diluted earnings per share                                      $  0.75          $  0.08              $  0.94      $  0.74
                                                                ========          =======              =======      =======

6.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 Nine Months Ended September 30,
                                                                 --------------------------------
                                                                      1999             1998
                                                                      ----             ----

  Cash paid for interest and income taxes:
  Interest, net of capitalized interest of
  $8,068 and $2,133, respectively                                       $69,819       $   24,744
  Income taxes                                                              435               97

  Non-cash investing and financing activities:

  OP Units issued in purchase of property and
  equipment                                                               1,488                -
  Conversion of OP Units to common stock                                 26,951                -

  Book value of assets distributed to spun-off affiliate                      -           41,449
  Book value of liabilities distributed to spun-off affiliate                 -          (11,768)
  Book value of debt distributed to spun-off affiliate                        -           (1,116)
                                                                                      ----------
  Book value of net assets distributed to spun-off affiliate                              28,565
                                                                                      ==========

  Fair value of assets acquired in Merger                                     -        1,306,018
  Fair value of liabilities assumed in Merger                                 -          (26,167)
  Fair value of debt assumed in Merger                                        -         (515,952)
                                                                                      ----------
  Fair value of net assets acquired in Merger                                            763,899
                                                                                      ==========

7.  PARTICIPATING LEASE AGREEMENTS

The Company's Participating Leases have noncancelable remaining terms ranging from 9 to 11 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index ("CPI"). Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Total lease payments on all of the Company's leases were $87,072 and $278,176 for the three and nine months ended September 30, 1999, respectively. Lease payments from OpCo for the three and nine months ended September 30, 1999 were $84,377 and $263,851, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

MeriStar Hospitality Corporation (the "Company") owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada. Substantially all of the Company's hotels are leased to and operated by MeriStar Hotel & Resorts, Inc. ("OpCo"), an affiliated entity. As of September 30, 1999, the Company owned 117 hotels with 29,468 rooms, 109 of which are leased and operated by OpCo.

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

Prior to August 3, 1998, the Company's consolidated financial statements included the operating results for the owned and leased hotels as well as management fees from hotels managed for third-party owners. Subsequent to August 3, 1998, the Company owns certain hotels which are leased to hotel operators and no longer manages hotels. Therefore, the financial statements for the periods ended September 30, 1999 and 1998 reflect differing numbers of owned, leased, and managed hotels throughout the periods. The following table outlines the Company's portfolio of owned, leased and managed hotels:

                               OWNED                     LEASED                   MANAGED                    TOTAL
                        HOTELS        ROOMS       HOTELS        ROOMS       HOTELS        ROOMS       HOTELS        ROOMS
September 30, 1999        117          29,468        ---            ---       ---            ---        117          29,468
December 31, 1998         117          29,351        ---            ---       ---            ---        117          29,351
September 30, 1998        110          28,044        ---            ---       ---            ---        110          28,044
December 31, 1997          47          12,019         40          5,687        27          4,631        114          22,337

FINANCIAL CONDITION

SEPTEMBER 30, 1999 COMPARED WITH DECEMBER 31, 1998

Total assets increased by $100.1 million to $3,098.6 million at September 30, 1999 from $2,998.5 million at December 31, 1998. This growth was due mainly to the Company's investment of $40.5 million in MeriStar Investment Partners, LP and net additional investments in hotel properties.

Total liabilities increased by $130.9 million to $1,839.8 million at September 30, 1999 from $1,708.9 million at December 31, 1998 due mainly to an increase in long-term debt and the effect of deferring $45.9 million of revenue under the provisions of Emerging Issues Task Force ("EITF") Issue No. 98-9. Long-term debt increased by $60.2 million to $1,662.6 million at September 30, 1999 from $1,602.4 million at December 31, 1998 as a result of borrowing $330 million under the New Secured Facility, the issuance of $55 million of new subordinated notes, offset by net payments of $17.0 million on the New Credit Facility and the repayment of the $250 million Secured Facility and the $52.8 million Non-Recourse Facility.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

Total revenue decreased by $1.1 million from $104.3 million in the three months ended September 30, 1998 to $103.2 million in the three months ended September 30, 1999. This decrease was primarily attributable to the change in the types of revenues recorded in the Company's financial statements in periods before and after the Merger. On a pro forma basis for the quarter, revenue per available room ("RevPAR") increased 3.3 percent to $72.36 compared to $70.08 in 1998. Same-store average daily rate ("ADR") for such hotels rose 2.2 percent from $95.04 on a pro forma basis in 1998 to $97.09 in 1999, and occupancy increased
1.1 percent to 74.5 percent compared to 73.7 percent on a pro forma basis in the same period in 1998.

Hotel department and other operating expenses decreased in 1999 because after August 3, 1998, in conjunction with the Merger and Spin-Off, all then-existing hotel operations were leased to OpCo.

Net interest expense increased to $24.1 million for the three months ended September 30, 1999 from $17.0 million for the same period in 1998. This increase was attributable to the borrowings made to finance the acquisition of hotels during 1998 and the new debt associated with the Merger, offset by a lower average interest rate.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

Total revenue decreased by $190.6 million from $432.0 million in the nine months ended September 30, 1998 to $241.4 million in the nine months ended September 30, 1999. This decrease was primarily attributable to the change in the types of revenues recorded in the Company's financial statements in periods before and after the Merger. On a pro forma basis, revenue per available room ("RevPAR") increased 3.8 percent to $76.11 compared to $73.29 in 1998. Same-store average daily rate ("ADR") for such hotels rose 1.4 percent from $100.84 on a pro forma basis in 1998 to $102.28 in 1999, and occupancy increased 2.3 percent to 74.4 percent compared to 72.7 percent on a pro forma basis in the same period in 1998.

Hotel department and other operating expenses decreased in 1999 because after August 3, 1998, in conjunction with the Merger and Spin-Off, all then-existing hotel operations were leased to OpCo.

Net interest expense increased to $74.6 million for the nine months ended September 30, 1999 from $39.1 million for the same period in 1998. This increase was attributable to the borrowings made to finance the acquisition of hotels during 1998 and the new debt associated with the Merger, offset by a lower average interest rate.

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

The following is a reconciliation between income before extraordinary item and diluted FFO for the three and nine months ended September 30, 1999 (in thousands):

                                                 Three Months Ended   Nine Months Ended
                                                 September 30, 1999   September 30, 1999
                                                 ------------------   ------------------

Income before extraordinary item                           $ 37,709             $ 45,155

Effect of EITF No. 98-9 (net of income taxes)               (10,280)              45,006

Minority interest to Common OP Unit Holders                   2,835                4,398

Interest on convertible debt                                  2,094                6,214

Hotel depreciation and amortization                          24,321               70,936
                                                           --------             --------

Diluted FFO                                                $ 56,679             $171,709
                                                           ========             ========

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. The Company expects to fund its continuing operations through cash generated by its participating leases. The Company also expects to finance hotel acquisitions and joint venture investments through a combination of internally generated cash, external borrowings, and the issuance of units of the Company's subsidiary operating partnership and/or common stock. Additionally, the Company must, in order to maintain favorable tax treatment accorded to a REIT under the Internal Revenue Code, distribute to stockholders at least 95% of its REIT taxable income. The Company expects to fund such distributions through cash generated from operations or borrowings on the Company's credit facilities.

Operating activities provided $185.0 million of net cash in the nine months ended September 30, 1999 mainly due to higher levels of earnings, depreciation and amortization, and accrued expenses and other liabilities. The Company used $161.8 million of cash in investing activities for the first nine months of 1999, primarily for capital expenditures and a preferred equity investment in a joint venture established to acquire upscale, full-service hotels. Net cash used in financing activities of $24.3 million resulted primarily from dividends paid, partially offset by net borrowings under the Company's credit facilities.

On March 18, 1999, the Company sold $55.0 million aggregate principal amount (issue price of $51.9 million, net of discount) of 8.75% senior subordinated notes due 2007, generating net proceeds of $51.2 million to the Company. The Company used the net proceeds to repay indebtedness under its New Credit Facility and to invest in real estate ventures.

On August 12, 1999, the Company completed a $330.0 million 10-year non-recourse financing ("New Secured Facility") secured by a portfolio of 19 hotels. The loan bears a fixed interest rate of 7.75% and matures in 2009. The Company used the net proceeds to repay the Secured Facility and the Non-Recourse Facility.

At September 30, 1999, the Company had available $105.0 million under the New Credit Facility. As of November 8, 1999, the Company has available $80 million under the New Credit Facility.

Capital for renovation work is expected to be provided by a combination of internally generated cash and external borrowings. Once initial renovation programs for a hotel are completed, the Company expects to spend approximately 4% annually of hotel revenues for ongoing capital expenditure programs, including room and facilities refurbishments, renovations, and furniture and equipment replacements. During the nine months ended September 30, 1999, the Company spent approximately $134.1 million on capital expenditures. The Company expects to spend approximately $40.9 million during the remainder of 1999 to complete initial renovation programs and to fund ongoing capital expenditures for its owned hotels.

The Company's Board of Directors has authorized the repurchase of up to five million shares of its common stock from time to time in open market or privately negotiated transactions. The stock repurchase is subject to prevailing market conditions and other considerations. The Company expects the program to be funded primarily through selected asset sales.

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

The Company's hotel properties contain various information technology and
embedded technology systems.   Both types of systems contain microprocessors and
microcontrollers that must be assessed for Year 2000 compliance. The Company has developed a comprehensive implementation plan to address the potential Year 2000 problems caused by such systems. This plan involves six stages: increase awareness of issue; assign responsibility for coordinating response to issue; information collection; analysis; modification, repair or replacement; and testing. The Company is currently in its modification, repair or replacement and testing stages and expects to complete these stages in December.

As an additional part of its implementation plan to address the Year 2000 problem, the Company has also initiated communications with third parties with which it has material relationships to determine the extent of potential Year 2000 problems with these parties' services provided to the Company. The most critical of these services involve such items as reservations systems for the Company's hotels. Without such systems, the Company could suffer a material decline in business at many of its properties. The Company completed its communications and assessment of these outside parties' services in September 1999. Also, the Company is reviewing and updating its contingency plans to allow for manual or other alternative operation of certain computerized systems, in the event that modification, repair, and replacement efforts are not completed timely.

The Company anticipates completing its Year 2000 implementation plan in December 1999, prior to any anticipated impact on its operating systems. As of September 30, 1999 historical costs incurred to address the Year 2000 problem approximate $1.1 million. The Company's current estimate of these remediation costs to fix Year 2000 issues is $6-7 million. This cost estimate is based on the Company's current assessment, and will be refined and adjusted as the Company continues to complete the stages of its implementation plan to address the potential Year 2000 problems.

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

                                         Long-term Debt
                     ---------------------------------------------------------
                                    Average         Variable     Average
Expected Maturity    Fixed Rate    Interest Rate    Rate         Interest Rate
-----------------    ----------    -------------    ---------    -------------
1999                   $  2,208             8.0%     $      0               0%
2000                      3,924             8.0%        2,000             7.3%
2001                      6,516             8.0%       17,000             7.3%
2002                     10,735             8.0%       32,000             7.3%
2003                      2,998             8.0%      652,000             7.3%
Thereafter              743,225             7.3%      190,000             7.3%
                     ----------    -------------    ---------    -------------
Total                  $769,606             7.4%     $893,000             7.3%
                     ==========    =============    =========    =============

During October 1998, the Company entered into six separate $100 million swap agreements with financial institutions in order to hedge against the impact future interest rate fluctuations may have on the Company's existing floating rate debt instruments. The swap agreements effectively fix 30-day LIBOR at between 4.9% and 5.4%. During the three and nine months ended September 30, 1999, the Company received $177 and $247, respectively, relating to these hedges. These amounts are included as a reduction to interest expense. The hedge agreements terminate at various times between November 1999 and September 2000.

During September 1999, the Company entered into two separate $100 million swap agreements effectively replacing two $100 million swap agreements that were to expire in November 1999. The swap agreements effectively fix 30-day LIBOR at 6.0%. There were no payments made during the three and nine months ended September 30, 1999 relating to these hedges. The hedge agreements terminate in September 2001.

In anticipation of the August 1999 $330.0 million 10-year non-recourse financing ("New Secured Facility"), the Company entered into two separate hedge transactions during July 1999. Upon completion of the New Secured Facility, the Company terminated the underlying treasury lock agreements, resulting in a net payment to the Company of $5,142. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the New Secured Facility has been reduced to 7.59%.

On February 18, 1997, the Company entered into a $40 million swap agreement and a $40 million collar agreement with Lehman Brothers Special Financing, Inc. and Canadian Imperial Bank of Commerce, respectively. The swap agreement effectively fixes 30-day LIBOR at 5.9% while the collar agreement creates a 30-day London Interbank Offered Rate ("LIBOR") floor of 5.1% and ceiling of 7.5%. during the three months ended September 30, 1999 and 1998 the Company made total payments of $65 and $23, respectively, relating to these hedges. During the nine months ended September 30, 1999 and 1998 the Company made total payments of $246 and $62, respectively, relating to these hedges. These amounts are included in interest expense. Both hedge agreements terminated in September 1999.

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

Although the Company conducts business in Canada, the Canadian operations were not material to the Company's consolidated financial position, results of operations or cash flows as of September 30, 1999 or for the three or nine months then ended. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the three or nine months ended September 30, 1998. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

            SIGNATURES
            ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Meristar Hospitality Corporation



Dated: November 9, 1999


                              /s/ John Emery
                              ---------------------
                              John Emery
                              Chief Financial Officer