Form 10-K
period 1999-12-31
MERISTAR HOSPITALITY CORP
filed 2000-03-15
CIK 1012967

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ___________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                        Commission File Number 1-11903

                       MERISTAR HOSPITALITY CORPORATION
              (Exact name of issuer as specified in its charter)

           MARYLAND                                            75-2648842
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                       Identification Number)

      1010 WISCONSIN AVENUE, N.W.,                               20007
           WASHINGTON, D.C.                                    (Zip code)
 (Address of principal executive offices)

      Registrant's telephone number, including area code: (202) 295-1000

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                   Name of each exchange on which registered:
       --------------------                  ------------------------------------------
  Common Stock, par value $.01 per share             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
----------------------------------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K___.
-------------------------------

     Based on the average sale price at March 13, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $504,763,294.

     The number of shares of the Registrant's common stock outstanding as of March 13, 2000 was 47,456,455.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Those portions of the Registrant's definitive proxy statement relating to Registrant's 2000 Annual Meeting of Stockholders which are incorporated into Items 10, 11, 12, and 13.

                                    PART I

ITEM 1. BUSINESS

                                  THE COMPANY

   MeriStar Hospitality Corporation (the "Company") is a comprehensive real estate investment trust ("REIT"), which owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada. As of December 31, 1999, the Company owned 116 hotels that contain 29,348 rooms (the "Hotels"). The Hotels are located in major metropolitan areas or rapidly growing secondary markets and are well located within these markets. A majority of the Hotels are operated under nationally recognized brand names such as Hilton(R), Sheraton(R), Westin(R), Marriott(R), Radisson(R), Doubletree(R) and Embassy Suites(R). All of the Hotels and the Company's other assets are held by, and all of the Company's operations are conducted by, MeriStar Hospitality Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership and controls its operations.

   The Company was created on August 3, 1998, when American General Hospitality Corporation ("AGH"), a Maryland corporation operating as a REIT, and its affiliated entities merged with CapStar Hotel Company ("CapStar"), a Delaware corporation, and its affiliated entities pursuant to an Agreement and Plan of Merger, dated as of March 15, 1998 (the "Merger").

   At the Merger, through a series of transactions, CapStar transferred or caused to be transferred certain assets and liabilities to MeriStar Hotels & Resorts, Inc. ("OPCO"), a Delaware corporation and a wholly owned subsidiary of CapStar, so that OPCO would own the hotel management and leasing business previously operated by CapStar and its subsidiaries, and CapStar then distributed to its stockholders on a share-for-share basis (the "Spin-Off") all of the outstanding capital stock of OPCO. Immediately following the Merger, OPCO acquired 100% of the partnership interests in AGH Leasing, L.P., the third-party lessee that leased most of the hotels owned by AGH, and substantially all of the assets and certain liabilities of American General Hospitality, Inc., the third-party manager that managed most of the hotels owned by AGH. OPCO is the lessee and manager of 108 of the Hotels as well as properties of other hotel owners. The eight Hotels not leased by OPCO are leased by affiliates of Prime Hospitality Corp. ("Prime"). The Company and OPCO share certain key officers and four board members. An intercompany agreement aligns the Company's interests with the interests of OPCO (the "Intercompany Agreement"), with the objective of benefiting both companies' shareholders. See "The Intercompany Agreement."

   Each of the Company's leases is a participating lease ("Participating Lease") designed to allow the Company to achieve substantial participation in any future growth of revenues generated at the Hotels. Each Participating Lease has an initial term of twelve years from the inception of the lease, subject to earlier termination upon the occurrence of certain events. Under each Participating Lease, the lessee is obligated to pay the Company the greater of fixed base rent or participating rent based on a percentage of revenues at each of the Hotels. See "The Participating Leases."

   The Company's business strategy is to opportunistically acquire hotel properties and related businesses with the potential for cash flow growth, and to renovate and reposition each hotel according to the characteristics of the hotel and its market. During the year ended December 31, 1999, the Company spent a total of $160 million on renovations at the Hotels and intends to spend an additional $40 million during 2000 completing its renovation programs. See "Special Note Regarding Forward-Looking Statements."

   The Company believes that the upscale, full-service segment of the lodging industry is the most attractive segment in which to own hotels. The upscale, full-service segment is attractive for several reasons. First, the development pipeline of upscale, full-service hotels has slowed over the past year compared to limited service hotels, thereby reducing the rate of supply growth in the full-service segment. Second, upscale, full-service hotels appeal to a wide variety of customers, thus reducing the risk of decreasing demand from any particular customer group. Additionally, such hotels have particular appeal to both business executives and upscale leisure travelers, customers who are generally less price sensitive than travelers who use limited-service hotels.

                                   BUSINESS

   The Company seeks to increase shareholder value by maintaining its close relationship with OPCO, a successful hotel operator, to increase the current and future potential economic returns from its hotel assets.

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

Provision of Services

   OPCO provides the Company with certain services as the Company may reasonably request from time to time, including administrative, renovation supervision, corporate, accounting, financial, insurance, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services. The Company compensates OPCO for services provided in an amount determined in good faith by OPCO as the amount an unaffiliated third party would charge the Company for comparable services.

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

   The Company may lend OPCO up to $75 million for general corporate purposes pursuant to a revolving credit agreement. Amounts outstanding under the facility bear interest at the rate of the 30-day London Interbank Offered Rate ("LIBOR") plus 350 basis points. As of December 31, 1999, OPCO had drawn $57 million on the facility at an interest rate of 9.98%.

REIT Modernization Act

     In order to maintain its tax status as a REIT, the Company has not been permitted to engage in the operations of its hotel properties. To comply with this requirement, the Company has leased all of its real property to third-party lessee/managers - OPCO and Prime Hospitality. In December 1999, the REIT Modernization Act (the "RMA") became law. The RMA now permits the REIT to create a taxable REIT subsidiary (the "TRS"), which will be subject to taxation similar to a C-Corporation. The TRS will be allowed to lease the real property owned by the REIT.

     The RMA does not permit a REIT to establish a TRS until January 1, 2001. Also, although a TRS can lease real property from a REIT, it will be restricted from being involved in certain activities prohibited by the RMA. First, a TRS will not be permitted to manage the properties itself; it will need to enter into an "arms length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners. Second, the TRS will not be permitted to lease a property that contains gambling operations. Third, the TRS will be restricted from owning a brand or franchise.

     The Company believes that establishing a TRS to lease its properties will provide a more efficient alignment of and ability to capture the economic interests of property ownership. The Company has established a subcommittee of independent members of the Board of Directors to negotiate the transfer of its existing leases with OPCO to the Company's TRS. Since this process is a significant change from the business structure the Company has maintained as a REIT, it is not currently possible to predict the outcome of these negotiations. The amount of consideration, if any, to be exchanged between the Company and OPCO is subject to completion of these negotiations. The Company is aiming to conclude these negotiations during 2000 and transfer those leases to its TRS
effective January 1, 2001.   Concurrent with the transfer of the leases to the
TRS, the Company expects to enter into management agreements with OPCO to manage its properties in accordance with the RMA rules described above.

Acquisition Strategy

   In order to maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95% of its taxable income (excluding net capital gains). As a result, in order to complete acquisitions, the Company relies heavily on its ability to raise new capital through debt and equity offerings; that ability is dependent on the then current status of the capital markets. Currently, equity capital is not available at prices that make it beneficial to acquire new assets.

   Although the Company is not currently pursuing direct acquisition opportunities due to the lack of available capital, it continues to be aware of acquisition opportunities in the upscale, full-service hotel market. During 1999, the Company made a $40 million preferred equity investment in Meristar Investment Partners, a joint venture established to acquire upscale, full-service hotels. The Company continues to explore additional investments in hotels through joint ventures with strategic partners or through equity contributions, sales and leasebacks, or secured loans.

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

Competition

   The Company competes primarily in the upscale and mid-priced sectors of the full-service segment of the lodging industry. In each geographic market in which the Hotels are located, there are other full- and limited-service hotels that compete with the Hotels. Competition in the U.S. lodging industry is based generally on convenience of location, brand affiliation, price, range of services and guest amenities offered, and quality of customer service and overall product.

Employees

   As of December 31, 1999, the Company employed ten persons. All of the Company's employees work at the corporate headquarters.

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

   Substantially all of the Company's assets are held indirectly by MeriStar Hospitality Operating Partnership, L.P., the Company's subsidiary operating partnership. The Company is the sole general partner of the Operating Partnership, and the Company and approximately 114 independent third parties are limited partners of the Operating Partnership. The partnership agreement of the Operating Partnership gives the general partner full control over the business and affairs of the Operating Partnership. The general partner is also given the right, in connection with the contribution of property to the Operating Partnership or otherwise, to issue additional partnership interests in the Operating Partnership in one or more classes or series, with such designations, preferences and participating or other special rights and powers (including rights and powers senior to those of the existing partners) as the general partner may determine.

   The Operating Partnership's partnership agreement provides for four classes of partnership interests ("OP Units"): Common OP Units, Class B OP Units,
Class C OP Units and Class D OP Units. As of March 13, 2000, the partners of the Operating Partnership own the following aggregate numbers of OP Units: (i) the Company and its wholly-owned subsidiaries own a number of Common OP Units equal to the number of issued and outstanding shares of the Company's common stock, par value $0.01, (the "Common Stock") and (ii) independent third parties own 4,861,474 OP Units (consisting of 3,437,541 Common OP Units, 1,031,776 Class C OP Units and 392,157 Class D OP Units). Common OP Units and Class B OP Units receive quarterly distributions per OP Unit equal to the dividend paid on each of the Company's Common Shares. Class C OP Units receive a non-cumulative, quarterly distribution equal to $0.5575 per Class C OP Unit until such time as the dividend rate on the Company's Common Shares exceeds $0.5575 whereupon the Class C OP Units automatically convert into Common OP Units. Class D OP Units pay a 6.5% cumulative annual preferred return based on an assumed price per Common Share of $22.16, compounded quarterly to the extent not paid on a current basis, and are entitled to a liquidation preference of $22.16 per Class D OP Unit. All net income and capital proceeds earned by the Operating Partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the Common OP Units in proportion to the number of Common OP Units in the relevant Operating Partnership owned by each such holder.

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

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain information both included and incorporated by reference in this Prospectus may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on the operations and future prospects of our Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts), availability of capital, interest rates, competition, supply and demand for hotel rooms in our current and proposed market areas and general accounting principles, policies and guidelines applicable to real estate investment trusts. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference herein.


ITEM 2. PROPERTIES

   The Company maintains its corporate headquarters in Washington, D.C. and owns hotel properties throughout the United States and Canada. As of December 31, 1999, the Company owned 116 Hotels. The Company leases land for seven of its Hotels (Hilton Hotel, Washington, DC; Hilton Hotel, San Pedro, California; Doral Palm Springs, Palm Springs, California; Jekyll Inn, Jekyll Island, Georgia; Hilton Hotel, Clearwater, Florida; Courtyard by Marriott, Lake Buena Vista, Florida; and Radisson Hotel, Rochester, New York). The Company also leases part of the land for six of the Hotels (Westin Morristown, Morristown, New Jersey; Courtyard by Marriott Meadowlands, Secaucus, New Jersey; Wyndham Hotel Albuquerque, Albuquerque, New Mexico; Hilton Hotel Toledo, Toledo, Ohio; Wyndham Airport Hotel, San Jose, California; and Westin Resort Key Largo, Key Largo, Florida). No one hotel property is material to the Company's operations. A typical Hotel has meeting and banquet facilities, food and beverage facilities and guest rooms and suites.

   The Hotels generally feature, or after the Company's renovation programs have been completed will feature, comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities that attract meeting and convention functions from groups and associations, upscale business and vacation travelers as well as banquets and receptions from the local community.

   The following table sets forth certain information with respect to the Hotels for the year ended December 31, 1999:

                                                                                     Average
                                                                   Guest             Daily              Average
              Hotel                         Location               Rooms             Rate (2)          Occupancy (2)
              -----                         --------               -----              ----             ---------
Sheraton Hotel....................    Mesa, AZ                       273             $ 86.26              55.4%
Crowne Plaza Hotel................    Phoenix, AZ                    250               77.71              55.4
Embassy Suites....................    Tucson, AZ                     204               82.53              78.2
Courtyard by Marriott.............    Century City, CA               134              116.07              79.5
Hilton Hotel......................    Irvine, CA                     289              110.61              67.9
Marriott Hotel....................    Los Angeles, CA                469              116.40              75.6
Courtyard by Marriott.............    Marina Del Rey, CA             276               96.19              91.9
Hilton Hotel......................    Monterey, CA                   204              113.38              76.4
Doral Palm Springs................    Palm Springs, CA               285              104.48              59.1
Hilton Hotel......................    Sacramento, CA                 331              102.93              69.4
Holiday Inn Select................    San Diego, CA                  317               80.92              84.0
Sheraton Hotel....................    San Francisco, CA              525              154.71              83.6
Crowne Plaza Hotel................    San Jose, CA                   239              131.66              75.8
Wyndham Hotel.....................    San Jose, CA                   355              127.52              72.6
Hilton Hotel......................    San Pedro, CA                  226               77.06              83.9
Santa Barbara Inn.................    Santa Barbara, CA               71              162.43              78.1
Holiday Inn.......................    Colorado Springs, CO           200               70.24              68.0
Sheraton Hotel....................    Colorado Springs, CO           500               75.61              67.6
Embassy Suites....................    Englewood, CO                  236              104.81              78.6
Hilton Hotel......................    Hartford, CT                   388              108.56              72.6
Ramada Hotel......................    Meriden, CT                    150               78.96              71.8

Ramada Hotel......................    Shelton, CT                    155              110.93              61.7
Doubletree Bradley Airport........    Windsor Locks, CT              200               88.14              79.4
Hilton Hotel......................    Washington, DC                 193              131.05              76.3
Georgetown Inn....................    Washington, DC                  96              143.96              81.1
The Latham Hotel..................    Washington, DC                 143              136.29              77.3
South Seas Resort.................    Captiva, FL                    579              248.77              63.4
Hilton Hotel......................    Clearwater, FL                 426              109.59              76.8
Ramada Hotel......................    Clearwater, FL                 289               79.31              75.6
Hilton Hotel......................    Cocoa Beach, FL                296               83.08              75.8
Holiday Inn.......................    Ft. Lauderdale, FL             240               83.81              81.9
Howard Johnson Resort.............    Key Largo, FL                  100               87.13              82.5
Westin Hotel......................    Key Largo, FL                  200              133.80              79.8
Courtyard by Marriott.............    Lake Buena Vista, FL           314              101.36              88.4
Sheraton Hotel....................    Lake Buena Vista, FL           489               81.38              83.5
Radisson Hotel....................    Marco Island, FL               268              147.00              75.9
Holiday Inn.......................    Madeira Beach, FL              149               80.81              76.6
Radisson Hotel....................    Orlando, FL                    742               92.61              69.5
Best Western Hotel................    Sanibel Island, FL              46              161.10              80.0
Sanibel Inn.......................    Sanibel Island, FL              96              172.78              85.8
Seaside Inn.......................    Sanibel Island, FL              32              179.56              79.7
Song of the Sea...................    Sanibel Island, FL              30              203.81              87.8
Sundial Beach Resort..............    Sanibel Island, FL             243              219.51              72.9
Doubletree Hotel..................    Tampa, FL                      496               62.47              67.7
Doubletree Guest Suites...........    Atlanta, GA                    155              106.94              65.4
Westin Atlanta Airport............    Atlanta, GA                    495               90.71              76.8
Jekyll Inn........................    Jekyll Island, GA              262               69.86              56.0
Wyndham Hotel.....................    Marietta, GA                   218               75.58              63.4
Radisson Hotel....................    Arlington Heights, IL          201               86.41              68.3
Radisson Hotel & Suites...........    Chicago, IL                    350              150.24              80.2
Holiday Inn.......................    Rosemont, IL                   507               107.5              72.3
Radisson Hotel....................    Schaumburg, IL                 200               89.27              74.3
Doubletree Guest Suites...........    Indianapolis, IN               137               91.92              72.7
Radisson Plaza....................    Lexington, KY                  367               84.46              59.5
Hilton Hotel......................    Louisville, KY                 321              113.78              65.6
Holiday Inn Select................    Kenner, LA                     303               80.62              76.3
Hilton & Towers...................    Lafayette, LA                  327               75.73              70.6
Maison de Ville...................    New Orleans, LA                 23              286.79              72.8
Radisson Hotel....................    Annapolis, MD                  219               91.98              63.1
Radisson Hotel....................    Baltimore, MD                  148              111.75              69.0
Sheraton Hotel....................    Columbia, MD                   287              108.51              70.5
Holiday Inn Express...............    Hanover, MD                    159               84.70              82.4
Hampton Inn.......................    Ocean City, MD                 168               80.41              56.3
Hilton Hotel......................    Detroit, MI                    151               98.70              86.5
Hilton Hotel......................    Grand Rapids, MI               224               79.71              75.0
Holiday Inn Sports Complex........    Kansas City, MO                163               77.40              58.1
Sheraton Airport Plaza............    Charlotte, NC                  222               91.59              76.3
Hilton Hotel......................    Durham, NC                     194               84.17              62.9
Courtyard by Marriott.............    Durham, NC                     146               80.45              69.5
Four Points Hotel.................    Cherry Hill, NJ                213               81.68              63.3
Ramada Hotel......................    Mahwah, NJ                     128               98.98              69.1
Sheraton Hotel....................    Mahwah, NJ                     225              131.40              75.4
Westin Hotel......................    Morristown, NJ                 199              134.76              68.6
Four Points Hotel.................    Mt. Arlington, NJ              124              107.68              71.0
Doral Forrestal...................    Princeton, NJ                  290              173.87              65.0
Courtyard by Marriott.............    Secaucus, NJ                   165              119.02              89.8

Marriott Hotel....................    Somerset, NJ                   440              132.40              75.7
Doubletree Hotel..................    Albuquerque, NM                295               73.46              70.6
Wyndham Hotel.....................    Albuquerque, NM                276               69.98              76.2
Crowne Plaza Hotel................    Las Vegas, NV                  201               88.16              81.9
St. Tropez Suites.................    Las Vegas, NV                  149               91.06              72.3
Radisson Hotel....................    Rochester, NY                  171               72.57              65.5
Radisson Hotel....................    Middleburg Heights, OH         237               76.76              65.7
Hilton Hotel......................    Toledo, OH                     213               72.93              63.5
Westin Hotel......................    Oklahoma City, OK              395               71.64              66.3
Crowne Plaza Hotel................    Lake Oswego, OR                161              102.52              55.7
Sheraton Hotel....................    Frazer, PA                     198              111.82              75.1
Embassy Suites....................    Philadelphia, PA               288              135.42              76.5
Holiday Inn Select................    Trevose, PA                    215               92.60              72.2
Hilton Hotel......................    Arlington, TX                  309               85.78              72.9
Doubletree Hotel..................    Austin, TX                     350               92.23              72.8
Hilton & Towers...................    Austin, TX                     320               78.14              65.4
Holiday Inn Select................    Bedford, TX                    243               62.87              81.7
Radisson Hotel....................    Dallas, TX                     304               64.37              63.4
Renaissance Hotel.................    Dallas, TX                     289               95.34              62.8
Sheraton Hotel....................    Dallas, TX                     348               75.87              54.8
Hilton Hotel......................    Houston, TX                    292               68.79              57.3
Marriott Hotel....................    Houston, TX                    302              117.45              72.0
Hilton Hotel......................    Houston, TX                    295              106.55              74.5
Sheraton Hotel....................    Houston, TX                    382               80.11              60.5
Holiday Inn ......................    Irving, TX                     409               72.11              83.8
Hilton Hotel......................    Midland, TX                    249               66.63              52.3
Hilton Hotel......................    Salt Lake City, UT             287               78.75              76.1
Holiday Inn.......................    Alexandria, VA                 178              108.18              80.7
Radisson Hotel....................    Alexandria, VA                 253              103.34              63.4
Hilton Hotel......................    Arlington, VA                  209              127.79              80.4
Hilton Hotel......................    Arlington, VA                  386              109.66              75.9
Hampton Inn.......................    Richmond, VA                   124               62.38              68.5
Richmond Hotel and Conference
 Center...........................    Richmond, VA                   280               57.07              32.3
Hilton Hotel......................    Bellevue, WA                   179              119.51              73.5
Crowne Plaza Hotel (1)............    Madison, WI                    226               88.44              75.7
Holiday Inn.......................    Madison, WI                    194               71.67              73.1
Holiday Inn.......................    Calgary, Alberta, Canada       170               48.10              82.3
Sheraton Hotel....................    Guildford, B.C., Canada        278               65.95              73.0
Holiday Inn.......................    Vancouver, B.C., Canada        100               74.20              85.8
Ramada Hotel......................    Vancouver, B.C., Canada        118               67.81              81.6
                                                                 -------             -------           -------
Total Weighted Average                                            29,348             $101.14              71.6%
                                                                 =======             =======           =======

(1)  Acquired on January 11, 1999.
(2) Average Daily Rate and Average Occupancy include Holiday Inn, St. Louis, Missouri which was sold on November 30, 1999.

                           THE PARTICIPATING LEASES

   Subsidiaries of OPCO (the "Lessee") lease 108 of the 116 Hotels. Each Participating Lease provides for an initial term of 12 years. Each Participating Lease provides OPCO with three renewal options of five years each (except in the case of properties with ground leases having a remaining term of less than 40 years), provided that (a) the Lessee will not have the right to a renewal if a change in the tax law has occurred that would permit the Company to operate the hotel directly; (b) if the Lessee elects not to renew a Participating Lease for any applicable hotel, then the Company has the right to reject the exercise of a renewal right on a Participating Lease of a comparable hotel; and (c) the rent for each renewal term is adjusted to reflect the then fair market rental value of the hotel. If the Company and the Lessee are unable to agree upon the then fair market rental value of a hotel, the Participating Lease terminates upon the expiration of the then current term and the Lessee then has a right of first refusal to lease the hotel from the Company on such terms as the Company may have agreed upon with a third-party lessee.

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

Lessee Capitalization

   The Participating Leases require OPCO, as guarantor of the Participating Leases, to maintain a book net worth of not less than $40 million. Further, as of January 1, 1999, for so long as the tangible net worth of OPCO is less than 17.5% of the aggregate rents payable under the Participating Leases for the prior calendar year, OPCO is prohibited from paying dividends or making distributions other than dividends or distributions made for the purpose of permitting the partners of the Operating Partnership to pay taxes on the taxable income of the Operating Partnership attributable to its partners plus any required preferred distributions existing to partners.

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

REIT Modernization Act

   In order to maintain its tax status as a REIT, the Company has not been permitted to engage in the operations of its hotel properties. To comply with this requirement, the Company has leased all of its real property to third-party lessee/managers - OPCO and Prime Hospitality. In December 1999, the REIT Modernization Act (the "RMA") became law. The RMA now permits the REIT to create a taxable REIT subsidiary (the "TRS"), which will be subject to taxation similar to a C-Corporation. The TRS will be allowed to lease the real property owned by the REIT.

   The RMA does not permit a REIT to establish a TRS until January 1, 2001. Also, although a TRS can lease real property from a REIT, it will be restricted from being involved in certain activities prohibited by the RMA. First, a TRS will not be permitted to manage the properties itself; it will need to enter into an "arms length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners. Second, the TRS will not be permitted to lease a property that contains gambling operations. Third, the TRS will be restricted from owning a brand or franchise.

   The Company believes that establishing a TRS to lease its properties will provide a more efficient alignment of and ability to capture the economic interests of property ownership. The Company has established a subcommittee of independent members of the Board of Directors to negotiate the transfer of its existing leases with OPCO to the Company's TRS. Since this process is a significant change from the business structure the Company has maintained as a REIT, it is not currently possible to predict the outcome of these negotiations. The amount of consideration, if any, to be exchanged between the Company and OPCO is subject to completion of these negotiations. The Company is aiming to conclude these negotiations during 2000 and transfer those leases to its TRS effective January 1, 2001. Concurrent with the transfer of the leases to the TRS, the Company expects to enter into management agreements with OPCO to manage its properties in accordance with the RMA rules described above.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters have been submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "MHX." The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock on the NYSE.

                                                                                              Price
                                                                                              -----
                                                                                      High                Low
                                                                                      ----                ---
2000:
   First Quarter (through March 13, 2000)                                            $17 1/4            $15 1/16
1999:
   Fourth Quarter (ended December 31, 1999)                                           16 3/4              14 3/4
   Third Quarter (ended September 30, 1999)                                          22 5/16              15 1/4
   Second Quarter (ended June 30, 1999)                                              24 1/16             18 7/16
   First Quarter (ended March 31, 1999)                                               19 3/8              16 1/6
1998:
   Fourth Quarter (ended December 31, 1998)                                           20 1/4            12 15/16
   Third Quarter (from Merger on August 3, 1998 through September 30, 1998)           21 3/8             14 9/16
   Third Quarter (from July 1, 1998 through August 2, 1998) (1)                       29 7/8             25 1/16
   Second Quarter (ended June 30, 1998) (1)                                          34 7/16              27 1/8
   First Quarter (ended March 31, 1998) (1)                                           36 1/2              31 1/8

_____________

(1) Represents the share prices of CapStar Hotel Company which, pursuant to generally accepted accounting principles, is the predecessor of the Company.

   The last reported sale price of the Common Stock on the NYSE on March 13, 2000 was $15 1/16. As of March 13, 2000, there were approximately 353 holders of record of the Common Stock.

   On December 6, 1999, the Company declared a dividend of $0.505 per share relating to the fourth quarter of 1999 that was paid on January 31, 2000 to stockholders of record as of December 31, 1999.

   The Company intends to make regular quarterly distributions to its stockholders. Future distributions by the Company will be at the discretion of the Board of Directors and will depend on the Company's financial condition, its capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant. There can be no assurance that any such distributions will be made by the Company.

   In order to maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95% of its taxable income (excluding net capital gains). Under certain circumstances, the Company may be required to make distributions in excess of cash available for distribution in order to meet these distribution requirements. In that event, the Company would seek to borrow the amount to obtain the cash necessary to make distributions to retain its qualification as a REIT for Federal income tax purposes. The distributions made in 1999 represent a 0% return of capital.

Recent Sales of Unregistered Securities

CapStar Hotel Company

   Each of CapStar's private issuances of shares of common stock and its operating partnership's private issuances of OP Units has been in reliance on an exemption from registration under Section 4(2) of the Act in the amounts and for the consideration set forth below.

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

American General Hospitality Corporation

   Each of AGH's private issuances of shares of common stock and its operating partnership's private issuances of OP Units has been in reliance on an exemption from registration under Section 4(2) of the Act in the amounts and for the consideration set forth below.

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

   On October 14, 1997, AGH issued under AGH's Non-Employee Directors' Incentive Plan, 1,109 shares of common stock to the Board of Directors for compensation in accordance with their agreement to serve as directors of AGH.

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

   On February 3, 1998, AGH privately issued 1,108,874 Class C OP Units as part of the purchase price of the Holiday Inn O'Hare International Hotel. The Class C OP Units bear a preferred annual distribution rate of $2.23 per Class C OP Unit until such time as the dividend distribution rate for the Class C OP Units will equal the distribution rate on the Common Stock. In addition, the holders of the Class C OP Units received an additional 974,588 Class A OP Units due to the fact that the fair market value of the common stock (as reported on the New York Stock Exchange, Inc.) was trading below $35 per share on the first anniversary date of the closing of the acquisition.

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

   On January 7, 1999, the Company privately issued 65,875 Common OP Units as part of the purchase of the Holiday Inn Madison, Wisconsin.

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

                                                                                  Year Ended December 31,
                                                          -------------------------------------------------------------------------
                                                               1999           1998            1997          1996           1995
                                                          -------------   -------------   ------------   -----------   ------------
                                                             (dollars in thousands, except per share amounts and operating data)
Revenue:
Hotel operations:
   Participating lease revenue...............................  $  368,012     $  135,994     $        -     $       -     $       -
   Rooms.....................................................           -        275,610        207,736        68,498        14,456
   Food, beverage, office rental and other...................       6,892        110,519        103,521        36,949         7,471
 Management services and other revenues......................           -          3,174          5,136         4,345         4,436
                                                               ----------     ----------     ----------     ---------     ---------
   Total revenues............................................     374,904        525,297        316,393       109,792        26,363
                                                               ----------     ----------     ----------     ---------     ---------
Operating expenses:
Departmental expenses:
 Rooms.......................................................           -         65,048         51,075        17,509         4,190
 Food, beverage and other....................................       1,964         80,327         77,373        27,102         5,437
Undistributed operating expenses:
 Administrative and general..................................       5,749         62,350         50,332        20,448         8,078
 Property and other operating costs..........................      47,027        122,963         55,111        17,151         3,934
 Depreciation and amortization...............................     103,099         60,703         20,990         8,248         2,097
                                                               ----------     ----------     ----------     ---------     ---------
   Total operating expenses..................................     157,839        391,391        254,881        90,458        23,736
                                                               ----------     ----------     ----------     ---------     ---------
Net operating income.........................................     217,065        133,906         61,512        19,334         2,627
Interest expense, net........................................     100,398         64,378         21,024        12,346         2,414
Minority interests...........................................      11,069          5,121          1,425           (39)          (18)
Provision for income taxes (A)...............................       2,102         15,699         14,911         2,674             -
                                                               ----------     ----------     ----------     ---------     ---------
Income before extraordinary loss.............................     103,496         48,708         24,152         4,353           231
Extraordinary loss, net of tax (B)...........................      (4,532)        (4,080)        (4,092)       (1,956)         (888)
Cumulative effect of accounting change, net of tax (C).......           -           (921)             -             -             -
                                                               ----------     ----------     ----------     ---------     ---------
   Net income (loss).........................................  $   98,964     $   43,707     $   20,060     $   2,397     $    (657)
                                                               ==========     ==========     ==========     =========     =========
Basic earnings per share before extraordinary loss (D).......       $2.19          $1.45          $1.29         $0.31     $       -
Diluted earnings per share before extraordinary loss (D).....       $2.11          $1.40          $1.27         $0.31     $       -
Dividends per common share (E)...............................       $2.02          $0.82          $   -         $   -     $       -
Number of shares of common stock issued and outstanding (F)..      47,257         46,718         24,867        12,754             -
Other Financial Data:
EBITDA (G)...................................................  $  320,164     $  194,609     $   82,502     $  27,582     $   4,724
Net cash provided by operating activities....................     229,193        162,796         59,882        13,373         4,357
Net cash used in investing activities........................    (187,952)      (785,505)      (586,259)     (225,251)     (116,573)
Net cash (used in) provided by financing activities..........     (42,812)       543,256        588,428       226,830       119,048
Balance Sheet Data:
Investments in hotel properties, gross.......................  $3,118,723     $2,957,543     $  950,052     $ 343,092     $ 110,883
Total assets.................................................   3,094,201      2,998,460      1,124,642       379,161       132,650
Long term debt...............................................   1,676,771      1,602,352        492,771       200,361        73,574

                                                               1999         1998         1997         1996         1995
                                                               ----         ----         ----         ----         ----
Operating Data:
Owned Hotels and Properties:
 Number of hotels (F)......................................       116          117           47           19           6
 Number of guest rooms (in thousands) (F)..................    29,348       29,351       12,019        5,166       2,101
 Total revenues (in thousands).............................  $374,904     $522,123     $311,257     $105,447     $21,927
 Average occupancy (H).....................................      71.6%        71.5%        72.0%        71.6%       72.3%
 ADR (I)...................................................  $ 101.14     $  95.00     $  86.87     $  82.84     $ 71.58
 RevPAR (J)................................................  $  72.44     $  67.90     $  62.55     $  59.31     $ 51.75

      __________

     (A) No provision for federal income taxes was included prior to the August 1996 initial public offering as the Company's predecessor entities were partnerships and all Federal income tax liabilities were passed through to the individual partners.

     (B) During 1995, 1996, 1997, 1998 and 1999 certain loan facilities were refinanced and the write-offs of deferred costs associated with the prior facilities were recorded as extraordinary losses in accordance with generally accepted accounting principles.

     (C) Pursuant to AICPA Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" which the Company adopted on July 1, 1998, the effect of this accounting change was a pre-tax charge against income for the year ended December 31, 1998 of $1,485 ($921 net of tax effect).

     (D) Basic and diluted earnings per share before extraordinary item for the year ended December 31, 1996 is based on earnings for the period from August 20, 1996 (date of the Company's initial public offering) through December 31, 1996.

     (E) No dividends were declared prior to August 3, 1998 (date of the merger).

     (F)  As of December 31 for the periods presented.

     (G) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Management believes that EBITDA is a useful measure of operating performance because (i) it is industry practice to evaluate hotel properties based on operating income before interest, depreciation and amortization and minority interests of common and preferred OP Unit holders, which is generally equivalent to EBITDA, and (ii) EBITDA is unaffected by the debt and equity structure of the entity. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), is not necessarily indicative of cash available to fund all cash flow needs, and should not be considered as an alternative to net income under GAAP for purposes of evaluating the Company's results of operations and may not be comparable to other similarly titled measures used by other companies.

     (H) Represents total number of rooms occupied by hotel guests on a paid basis divided by total available rooms.

     (I) Represents total room revenues divided by total number of rooms occupied by hotel guests on a paid basis.

     (J)  Represents total room revenues divided by total available rooms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

   MeriStar Hospitality Corporation (the "Company") owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada. Substantially all of the Company's hotels are leased to and operated by MeriStar Hotels & Resorts, Inc. ("OPCO"). As of December 31, 1999, the Company owned 116 hotels (with 29,348 rooms), 108 of which are leased and operated by OPCO.

   The Company was formed on August 3, 1998, as a result of the merger (the "Merger") of CapStar Hotel Company ("CapStar") with and into American General Hospitality Corporation ("AGH"), a Maryland corporation operating as a real estate investment trust ("REIT").

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

   Prior to August 3, 1998, the Company's consolidated financial statements included the operating results for its owned and leased hotels as well as management fees from hotels managed for third-party owners. Subsequent to August 3, 1998, the Company owns certain hotels that are leased to hotel operators and no longer manages hotels. Also, the Company has had acquisitions and dispositions of certain properties during the periods presented. Therefore, the financial statements for the periods ended December 31, 1999, 1998, and 1997 reflect differing numbers of owned, leased, and managed hotels throughout the periods. The following table outlines the Company's portfolio of owned, leased and managed hotels as of December 31:

                         Owned                       Leased                     Managed                     Total
               ------------------------     ----------------------     -----------------------     ----------------------
                   Hotels      Rooms           Hotels      Rooms          Hotels      Rooms           Hotels      Rooms
                   ------      -----           ------      -----          ------      -----           ------      -----
     1999            116       29,348             -           -              -           -              116      29,348
     1998            117       29,351             -           -              -           -              117      29,351
     1997             47       12,019            40       5,687             27       4,631              114      22,337

Financial Condition

December 31, 1999 compared with December 31, 1998

   Total assets increased by $95.7 million to $3,094.2 million at December 31, 1999 from $2,998.5 million at December 31, 1998. This growth was due mainly to the Company's investment of $40.0 million in MeriStar Investment Partners, LP ("MIP") and net additional investments in hotel properties including renovations to hotel properties.

   Total liabilities increased by $93.6 million to $1,802.5 million at December 31, 1999 from $1,708.9 million at December 31, 1998 due mainly to an increase in long-term debt. Long-term debt increased by $74.4 million to $1,676.8 million at December 31, 1999 from $1,602.4 million at December 31, 1998 as a result of borrowing $330 million under a new secured credit facility and the issuance of $55 million of subordinated notes, offset by net repayments of $307.5 million on the Company's credit facilities.

   Minority interests decreased $17.4 million to $121.1 million at December 31, 1999 from $138.5 million at December 31, 1998, due to the net redemptions of OP Units into shares of the Company's common stock. The increase in additional paid-in capital resulted primarily from the redemption of OP Units.

Results of Operations

Year Ended December 31, 1999 compared with the Year Ended December 31, 1998

   Substantially all of the Company's hotels are leased to and operated by OPCO. Participating lease revenue represents lease payments to the Company from the lessees pursuant to the Company's participating lease agreements. Total revenue decreased by $150.4 million to $374.9 million in 1999 compared to $525.3 million in 1998. This decrease was primarily attributable to the change in the types of revenues recorded in the Company's financial statements in periods before and after the Merger.

   On a pro forma basis, which reflects the Merger, Spin-Off and other hotel acquisitions as if they had occurred on January 1, revenue per available room ("RevPAR"), same-store average daily rate ("ADR") and occupancy were as follows:

                   1999              1998             Change
                ----------        ----------        ----------
RevPAR             $ 74.05           $ 71.80           3.1%
ADR                $102.39           $100.96           1.4%
Occupancy             72.3%             71.1%          1.7%


   Hotel department operating expenses were $0 in 1999 compared to $145.4 million in 1998. This decrease was the result of the hotel operations being leased to OPCO after August 2, 1998, in conjunction with the Merger and Spin-Off.

   Undistributed operating expenses decreased significantly in 1999 as a result of the Merger and Spin-Off. Prior to the Spin-Off, the Company was responsible for all hotel operating expenses. Subsequent to August 3, 1998, the Company, as owner, is only responsible for real estate taxes, property insurance and various other undistributed expenses. Depreciation and amortization increased $42.4 million to $103.1 million in 1999 from $60.7 million in 1998 as a result of the assets acquired in the Merger.

   Net interest expense increased $36.0 million to $100.4 million for the year ended December 31, 1999, from $64.4 million in 1998. This increase was attributable to the borrowings made to finance the acquisition of hotels during 1998 and the renovations of hotels during 1998 and 1999. In addition, the new debt associated with the Merger, higher average interest rates, and 1999 borrowings made to finance real estate ventures increased overall interest expense.

   Minority interests increased $6.0 million to $11.1 million in 1999 from $5.1 million in 1998 due to the issuance of OP Units in conjunction with the Merger and the acquisition of certain hotels and a higher amount of income before minority interests in 1999 allocated to minority interest holders. Income taxes decreased $13.6 million in 1999 to $2.1 million from $15.7 million in 1998. In 1999, the Company's overall effective tax rate decreased to 2% as a result of the effective elimination of Federal income taxes when the Company became a REIT. Prior to the Merger, the Company's overall effective tax rate was 38.2% in 1998.

   In 1999, the Company recognized extraordinary losses of $4.5 million (net of a tax benefit of $0.1 million), due to the write-off of unamortized deferred financing fees in conjunction with refinancing certain credit facilities.

     Earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") grew $125.6 million to $320.2 million in 1999 from $194.6 million in 1998. This growth reflects the Merger, Spin-Off and other hotel acquisitions which occurred during 1998.

     The White Paper on Funds From Operations ("FFO") approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

     Pro forma information for the Company for 1998 is presented as if the Merger, the Spin-Off, and the acquisition of all hotels of CapStar and AGH had occurred as of the beginning of 1998. The following is a reconciliation between income before extraordinary item and diluted FFO for the year ended December 31, 1999 and between pro forma income before extraordinary item and cumulative effect of accounting change and pro forma diluted FFO for the year ended December 31, 1998 (in thousands):


                                                             1999                 1998
                                                        -------------     ------------------
Income before extraordinary item and cumulative effect       $103,496               $ 96,232
 of accounting change
Minority interest to  Common OP Unit Holders                   10,504                  9,883
Interest on convertible debt                                    8,303                  8,194
Hotel depreciation and amortization                            99,955                 85,117
                                                        -------------     ------------------

Diluted FFO                                                  $222,258               $199,426
                                                        =============     ==================

     As required by the Emerging Issues Task Force ("EITF") Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods", the Company recognized $45,894 of additional contingent rental income for the three months ended December 31, 1999. There is no year-to-date effect of EITF No. 98-9. Diluted FFO for the fourth quarter of 1999 before the effect of deferring contingent rent was $50,549 and was $95,555 after the effect of deferring contingent rent.

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

     Hotel departmental operating expenses increased slightly for the year ended December 31, 1998 compared to the prior year. Hotel operations for the year are only reflected through August 3, 1998. Subsequent to that date, in conjunction with the Merger and Spin-Off, hotel operations were leased to

OPCO. The increase in hotel department operating expenses is primarily due to an increase in the number of owned and leased hotels in 1998 prior to the Merger and Spin-Off.

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

     Net interest expense increased $43.4 million to $64.4 million for the year ended December 31, 1998, from $21.0 million in 1997. This increase was attributable to the borrowings made to finance the acquisition and renovation of hotels during 1998 and the debt assumed in connection with the Merger.

     Minority interests increased $3.7 million to $5.1 million from $1.4 million in 1997 due to the issuance of OP Units in conjunction with the Merger and the acquisition of certain hotels. Income taxes increased $0.8 million in 1998 to $15.7 million from $14.9 million in 1997. Subsequent to August 3, 1998, the Company's overall effective tax rate decreased to 3% as a result of the elimination of federal income taxes when the Company became a REIT. The slight increase in income taxes compared to prior year is a result of the substantial increase in pre-tax income in 1998 coupled with an overall effective tax rate of 38.2% through August 2, 1998.

     On August 3, 1998, the Company recognized extraordinary losses of $4.1 (net of a tax benefit of $2.1 million), due to the write-off of unamortized deferred financing fees in conjunction with refinancing certain credit facilities.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires that all non-governmental entities expense costs of start-up activities, including organizational costs, as those costs are incurred and requires the write-off of any unamortized balances upon implementation. SOP 98-5 is effective for financial statements issued for periods beginning after December 15, 1998. The Company chose to adopt SOP 98-5 effective July 1, 1998. The cumulative effect of this accounting change was a charge against income for the year ended December 31, 1998 of $0.9 million (net of tax benefit of $0.6 million).

     Earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") grew $112.1 million to $194.6 million in 1998 from $82.5 million in 1997. This growth reflects both the increases in the number of hotels owned and improved operating margins on the Company's overall hotel portfolio.


Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. The Company expects to fund its continuing operations through cash generated by its participating leases. The Company also expects to finance hotel acquisitions, hotel renovations and joint venture investments through a combination of internally generated cash, external borrowings, and the issuance of OP Units and/or common stock. Additionally, the Company must, in order to maintain favorable tax treatment accorded to a REIT under the Internal Revenue Code, distribute to stockholders at least 95% of its REIT taxable income. The Company expects to fund such distributions through cash generated from operations, borrowings on the Company's credit facilities or through its preferred return on its investment in MIP.

     Operating activities provided $229.2 million of net cash for the year ended December 31, 1999 mainly due to higher levels of net income, depreciation and amortization, minority interests and accrued expenses and other liabilities. The Company used $188.0 million of cash in investing activities during the year ended December 31, 1999, primarily for capital expenditures and a preferred equity investment in MIP, a joint venture established to acquire upscale, full-service hotels. Net cash used in financing activities of $42.8 million resulted primarily from dividends paid, partially offset by net borrowings under the Company's credit facilities.

     In conjunction with the Merger, CapStar terminated its existing credit facility effective August 3, 1998, and the Company entered into a $1.0 billion senior secured credit facility (the "New Credit Facility"). The New Credit Facility is structured as a $300 million, five-year term loan facility; a $200 million, five-and-a-half year term loan facility; and a $500 million, three-year revolving credit facility with two one-year optional extensions. The interest rate on the term loans and revolving facility ranges from 100 to 200 basis points over 30-day LIBOR, depending on certain financial performance covenants and long-term senior unsecured debt ratings. The weighted average interest rate on borrowings outstanding under the New Credit Facility as of December 31, 1999 was 8.4%. The initial proceeds from the New Credit Facility were used to refinance CapStar's and AGH's existing credit facilities. As of December 31, 1999, the Company had $90.0 million available under the New Credit Facility's revolving facility.

     On March 18, 1999, the Company sold $55.0 million aggregate principal amount (issue price of $51.9 million, net of discount) of 8.75% senior subordinated notes due 2007, generating net proceeds of $51.2 million to the Company. The Company used the net proceeds to repay indebtedness under its New Credit Facility and to invest in MIP, a joint venture established to acquire upscale, full-service hotels. The Company's investment is in the form of a preferred partnership interest.

     On August 12, 1999, the Company completed a $330.0 million 10-year non-recourse financing ("New Secured Facility") secured by a portfolio of 19 hotels. The loan bears a fixed interest rate 8.01% and matures in 2009. The Company used the net proceeds to repay its $250 million secured facility ("Secured Facility") and its $100 million non-recourse facility ("Non-Recourse Facility").

     During 1999, the Company acquired one hotel for a purchase price of $10.6 million of cash and $1.5 million of OP Units. The acquisition was funded using existing cash and borrowings on the New Credit Facility. The Company also sold two hotels during 1999 for a total price of $8.9 million. The resulting gain on the sales was not material to the Company's financial statements.

     Capital for renovation work has historically been and is expected to continue to be provided by a combination of internally generated cash and external borrowings. Once initial renovation programs for a hotel are completed, the Company expects to spend approximately 4% annually of hotel revenues for ongoing capital expenditure programs, including room and facilities refurbishments, renovations, and furniture and equipment replacements. For the year ended December 31, 1999, the Company spent $160.0 million on initial renovation and ongoing capital expenditure programs. The Company expects to spend $40 million in 2000 on renovations and recurring refurbishment projects.

     The Company's Board of Directors has authorized the repurchase of up to five million shares of its common stock from time to time in open market or privately negotiated transactions. The stock repurchase is subject to prevailing market conditions and other considerations. The Company expects the program to be funded primarily through selected asset sales. As of December 31, 1999, the Company has repurchased a total of 407,400 shares for $6.3 million.

     The Company believes cash generated by operations, together with anticipated borrowing capacity under the New Credit Facility, will be sufficient to fund its existing working capital distributions, ongoing capital expenditures, and debt service requirements. The Company believes, however, that its future capital decisions will also be made in response to specific acquisition and/or investment opportunities, depending on conditions in the capital and/or other financial markets. Accordingly, the Company may consider increasing its borrowing capacity or issuing additional debt or equity securities, the proceeds of which could be used to finance acquisitions or investments, refinance existing debt, or repurchase common stock.

Seasonality

     Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. For resort properties, demand is generally higher in winter and early spring. Since the majority of the Company's hotels are non-resort properties, the Company's operations generally reflect non-resort seasonality patterns. Excluding the effect of Emerging Issues Task Force ("EITF") Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods", the Company has lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

Year 2000 Conversion

     The Company has reviewed its computer systems to identify the systems that could be affected by the "Year 2000" problem and implemented a plan to address the problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, this could result in a major systems failure or miscalculations.

     The Company's hotel properties contain various information technology and embedded technology systems. Both types of systems contain microprocessors and microcontrollers that must be assessed for Year 2000 compliance. The Company identified the following six phases in its Year 2000 remediation programs: (1) increase awareness of issue; (2) assign responsibility for coordinating response to issue; (3) information collection; (4) analysis; (5) modification, repair or replacement and (6) testing. The Company completed all six phases and believes these systems are Year 2000 compliant.

     As an additional part of its implementation plan to address the Year 2000 problem, the Company also initiated communications with third parties with which it has material relationships to determine the extent of potential Year 2000 problems with these parties' services provided to the Company. The most critical of these services involve such items as reservations systems for the Company's hotels. Without such systems, the Company could suffer a material decline in business at many of its properties. The Company completed its communications and assessment of these outside parties' services in September 1999. As of March 13, 2000, the Company had encountered no significant Year 2000 problems related to third parties' services provided to the Company.

     The Company incurred costs for outside consultants and capital expenditures in 1999 and 1998 related to Year 2000 which aggregated approximately $3.6 million. Future consulting and capital acquistion costs are expected to be insignificant. These costs, which were expensed as incurred, have been funded from operations. The costs through December 31, 1999 did not have a material affect on the Company's financial position or results of operations.

     As of March 13, 2000, the Company had encountered no significant Year 2000 related problems.

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

     The table below presents the principal amounts (in thousands of dollars), weighted average interest rates, and fair values by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Company considers all of its debt instruments as non-trading.

                                                                   Long-term Debt
                               ------------------------------------------------------------------------------------
                                                         Average Interest                                Average
Expected Maturity                   Fixed Rate                 Rate             Variable Rate         Interest Rate
--------------------------     ------------------     -------------------     ----------------      ---------------
2000                                     $  8,694                     8.0%            $  2,000                  7.4%
2001                                       11,534                     8.1%              17,000                  7.4%
2002                                       16,179                     8.1%              32,000                  7.4%
2003                                        8,872                     7.9%             667,000                  8.0%
2004                                      189,652                     5.1%             190,000                  7.4%
Thereafter                                533,840                     8.1%                   -                  N/A
                               ------------------     -------------------     ----------------      ---------------
Total                                    $768,771                     7.4%            $908,000                  7.8%
                               ==================     ===================     ================      ===============

Fair Value at 12/31/99                   $717,411                                     $908,000
                               ==================                             ================


     In anticipation of the August 1999 completion of the New Secured Facility, the Company entered into two separate hedge transactions during July 1999. Upon completion of the New Secured Facility, the Company terminated the underlying treasury lock agreements, resulting in a net payment to the Company of $5.1 million. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the New Secured Facility has been reduced to 7.76%.

     During September 1999, the Company entered into two separate $100 million swap agreements with financial institutions in order to hedge against the impact future interest rate fluctuations may have on the Company's existing floating rate debt instruments. The swap agreements effectively replaced two $100 million swap agreements that were to expire in November 1999. The swap agreements effectively fix 30-day LIBOR at 6.0%. During the period ended December 31, 1999, the Company made payments totaling $278,000 relating to these hedges. These amounts are included in interest expense. The hedge agreements terminate in September 2001.

     During 1998, the Company entered into six separate $100 million swap agreements. The swap agreements effectively fix 30-day LIBOR at between 4.9% and 5.4%. During the periods ended December 31, 1999 and 1998, the Company made (received ) net payments of $(729,000) and $211,000, respectively, relating to these hedges. These amounts are included in interest expense. The hedge agreements terminate at various times between November 1999 and September 2000.

     On February 18, 1997, the Company entered into a $40 million swap agreement and a $40 million collar agreement with Lehman Brothers Special Financing, Inc. and Canadian Imperial Bank of Commerce, respectively. The swap agreement effectively fixed 30-day LIBOR at 5.9% while the collar agreement created a 30-day LIBOR floor of 5.1% and ceiling of 7.5%. During the years ended December 31, 1999 and 1998 the Company made payments totaling $246,000 and $56,000, respectively, relating to these hedges. These amounts are included in interest expense. Both hedge agreements terminated in September 1999.

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

     Although the Company conducts business in Canada, the Canadian operations were not material to the Company's consolidated financial position, results of operations or cash flows as of December 31, 1999 and 1998. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the years ended December 31, 1999 and 1998. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

MeriStar Hospitality Corporation
Independent Auditors' Report............................................................................................       28
Consolidated Balance Sheets as of December 31, 1999 and 1998............................................................       29
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997..............................       30
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997....................       31
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997..............................       32
Notes to the Consolidated Financial Statements..........................................................................       33
Schedule III - Real Estate and Accumulated Depreciation.................................................................       48

     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
MeriStar Hospitality Corporation:

     We have audited the accompanying consolidated balance sheets of MeriStar Hospitality Corporation and subsidiaries (the "Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, and the supplementary schedule. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeriStar Hospitality Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the supplementary schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             KPMG LLP

Washington, D.C.
January 28, 2000

MERISTAR HOSPITALITY CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(in thousands, except per share amounts)

                                                                                              1999            1998
                                                                                         -----------      -----------
ASSETS
Investments in hotel properties                                                            $3,118,723      $2,957,543
Accumulated depreciation                                                                     (182,430)        (83,797)
                                                                                          -----------      -----------
                                                                                            2,936,293       2,873,746

Cash and cash equivalents                                                                       2,556           4,180
Accounts receivable, net                                                                        1,328           3,044
Income taxes receivable                                                                             -             339
Prepaid expenses, inventory and other                                                           9,137           3,877
Note receivable from Lessee                                                                    57,110          67,000
Due from Lessee                                                                                11,476           7,437
Investments in and advances to affiliates                                                      40,085           8,787
Restricted cash                                                                                17,188          11,879
Intangible assets, net of accumulated amortization of $5,742 and $2,666                        19,028          18,171
                                                                                         ------------     -----------
                                                                                           $3,094,201      $2,998,460
                                                                                         ============      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                           $      886      $    2,111
Accrued expenses and other liabilities                                                         57,169          45,549
Accrued interest                                                                               31,380          24,472
Income taxes payable                                                                              730               -
Dividends and distributions payable                                                            26,263          25,988
Deferred income taxes                                                                           9,345           8,453
Long-term debt                                                                              1,676,771       1,602,352
                                                                                         ------------     -----------
Total liabilities                                                                           1,802,544       1,708,925
                                                                                         ------------     -----------
Minority interests                                                                            121,055         138,543
Stockholders' Equity:
   Common stock, par value $0.01 per share
      Authorized- 250,000 shares
      Issued  - 47,664 and 46,718 shares                                                          477             467
   Additional paid-in capital                                                               1,164,750       1,133,357
   Retained earnings                                                                           16,874          23,655
   Accumulated other comprehensive income                                                      (5,247)         (6,487)
   Less common stock held in treasury - 407 shares                                             (6,252)              -
                                                                                         ------------     -----------
Total stockholders' equity                                                                  1,170,602       1,150,992
                                                                                         ------------     -----------
                                                                                           $3,094,201      $2,998,460
                                                                                         ============     ===========

  See accompanying notes to consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(in thousands, except per share amounts)

                                                                                   1999            1998             1997
                                                                              ------------     ------------     -----------
Revenue:
  Participating lease revenue                                                     $368,012        $135,994         $      -
  Hotel operations:
         Rooms                                                                           -         275,610          207,736
         Food and beverage                                                               -          85,374           86,298
         Other operating departments                                                     -          19,496           15,049
  Office rental, parking and other revenue                                           6,892           5,649            2,174
  Hotel management and other fees                                                        -           3,174            5,136

                                                                              ------------     ------------     -----------
Total revenue                                                                      374,904          525,297         316,393
                                                                              ------------     ------------     -----------

Hotel operating expenses by department:
         Rooms                                                                           -          65,048           51,075
         Food and beverage                                                               -          67,493           68,036
         Other operating departments                                                     -          10,121            8,492
Office rental, parking and other operating expenses                                  1,964           2,713              845
Undistributed operating expenses:
         Administrative and general                                                  5,749          62,350           50,332
         Property operating costs                                                        -          50,027           38,437
         Property taxes, insurance and other                                        47,027          29,814           12,558
         Lease expense                                                                   -          34,641            4,116
         Depreciation and amortization                                             103,099          60,703           20,990
         Spin-off costs                                                                  -           8,481                -

                                                                              ------------     -----------      -----------
Total operating expenses                                                           157,839         391,391          254,881
                                                                              ------------     -----------      -----------

Net operating income                                                               217,065         133,906           61,512
Interest expense, net                                                              100,398          64,378           21,024
                                                                              ------------    ------------    -------------

Income before minority interests, income taxes, extraordinary
loss and cumulative effect of accounting change                                    116,667          69,528           40,488
Minority interests                                                                  11,069           5,121            1,425
                                                                              ------------    ------------    -------------

Income before income taxes, extraordinary loss and cumulative
effect of accounting change                                                        105,598          64,407           39,063
Income taxes                                                                         2,102          15,699           14,911
                                                                              ------------    ------------    -------------

Income before extraordinary loss and cumulative effect of
accounting change                                                                  103,496          48,708           24,152
Extraordinary loss on early extinguishment of debt, net of tax
benefit of $93 in 1999, $2,083 in 1998, and $2,508 in 1997                           4,532           4,080            4,092
Cumulative effect of accounting change, net of tax benefit of $564                       -             921                -
                                                                              ------------     -----------      -----------

Net income                                                                        $ 98,964        $ 43,707         $ 20,060
                                                                              ============     ===========      ===========

Earnings per share:
     Basic:
         Income before extraordinary loss and cumulative
         effect of accounting change                                              $   2.19        $   1.45         $   1.29
         Extraordinary loss                                                          (0.10)          (0.12)           (0.22)
         Cumulative effect of accounting change                                          -           (0.03)               -
                                                                              ------------     -----------      -----------
         Net income                                                               $   2.09        $   1.30         $   1.07
                                                                              ============     ===========     ============

     Diluted:
         Income before extraordinary loss and cumulative
         effect of accounting change                                              $   2.11        $   1.40         $   1.27
         Extraordinary loss                                                          (0.08)          (0.11)           (0.21)
         Cumulative effect of accounting change                                          -           (0.03)               -
                                                                              ------------     -----------      -----------
         Net income                                                               $   2.03        $   1.26         $   1.06
                                                                              ============     ===========     ============

  See accompanying notes to consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(in thousands)

                                              Common Stock
                                ---------------------------------------
                                       Issued              Treasury
                                ---------------------------------------                                   Accumlated
                                                                           Additional                        Other
                                                                             Paid In       Retained     Comprehensive
                                  Shares    Amount    Shares     Amount      Capital       Earnings         Income         Total
                                --------  --------  --------   --------  -------------  ------------    --------------  -----------
Balance, January 1, 1997          12,754      $128         -    $     -     $  158,533      $   2,054         $     -    $  160,715
                                                                                     -              -               -
  Net income for the year              -         -         -          -              -         20,060               -        20,060
  Foreign currency translation
   adjustment                          -         -         -          -              -              -          (2,527)       (2,527)
                                --------  --------  --------   --------     ----------      ---------          ------    ----------
Comprehensive income                                                                                                         17,533
                                --------  --------  --------   --------     ----------      ---------          ------    ----------
Issuances of common stock         11,713       117         -          -        330,047              -               -       330,164
Redemption of OP Units               400         4         -          -         10,996              -               -        11,000
                                --------  --------  --------   --------     ----------      ---------          ------    ----------
Balance, December 31, 1997        24,867       249         -          -        499,576         22,114          (2,527)      519,412

  Net income for the year              -         -         -          -              -         43,707               -        43,707
  Foreign currency translation
   adjustment                          -         -         -          -              -              -          (3,960)       (3,960)
                                --------  --------  --------   --------     ----------      ---------          ------    ----------
Comprehensive income                                                                                                         39,747
                                --------  --------  --------   --------     ----------      ---------          ------    ----------

Issuances of common stock         20,839       208         -          -        654,671              -               -       654,879
Distribution to spun-off               -         -         -          -        (52,310)             -               -       (52,310)
 affiliate
Redemption of OP Units             1,012        10         -          -         31,420              -               -        31,430
Dividends declared                     -         -         -          -              -        (42,166)              -       (42,166)
                                --------  --------  --------   --------     ----------      ---------          ------    ----------
Balance, December 31, 1998        46,718       467         -          -      1,133,357         23,655          (6,487)    1,150,992

Net income for the year                -         -         -          -              -         98,964               -        98,964
Foreign currency translation
 adjustment                            -         -         -          -              -              -           1,240         1,240
                                --------  --------  --------   --------     ----------      ---------          ------    ----------
Comprehensive income                                                                                                        100,204
                                --------  --------  --------   --------     ----------      ---------          ------    ----------

Issuances of common stock             95         1         -          -          1,990              -               -         1,991
Share repurchase                       -         -      (407)    (6,252)             -              -               -        (6,252)
Redemption of OP Units               851         9         -          -         29,403              -               -        29,412
Dividends declared                     -         -         -          -              -       (105,745)              -      (105,745)
                                --------  --------  --------   --------     ----------      ---------         -------    ----------
Balance, December 31, 1999        47,664      $477       407    $(6,252)    $1,164,750      $  16,874         $(5,247)   $1,170,602
                                ========  ========  ========   ========     ==========      =========         =======    ==========

  See accompanying notes to the consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(in thousands)

                                                                                             1999         1998           1997
                                                                                          ---------    -----------     ---------
Operating activities:
    Net income                                                                            $  98,964      $  43,707      $  20,060
    Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                                       103,099         60,703         20,990
        Extraordinary loss on early extinguishment of debt, before tax effect                 4,625          6,163          6,600
        Cumulative effect of accounting change, before tax effect                                 -          1,485              -
        Minority interests                                                                   11,069          5,121          1,425
        Non-cash spin-off costs                                                                   -          3,205              -
        Deferred income taxes                                                                   892         (4,445)         4,917
        Changes in operating assets and liabilities:
           Accounts receivable, net                                                           1,716         29,673        (17,900)
           Deposits, prepaid expenses, inventory and other                                   (5,260)        24,760        (17,449)
           Income tax receivable                                                                339              -              -
           Intangible assets                                                                   (245)             -              -
           Accounts payable                                                                  (1,225)        (7,100)        12,601
           Accrued expenses, accrued interest and other liabilities                          18,528          7,865         29,509
           Due from lessee                                                                   (4,039)        (7,437)             -
           Income taxes payable                                                                 730           (904)          (871)
                                                                                          ---------      ---------      ---------
  Net cash provided by operating activities                                                 229,193        162,796         59,882
                                                                                          ---------      ---------      ---------
  Investing activities:
      Investments in hotel properties                                                      (170,063)      (701,710)      (558,265)
      Sales of hotel properties                                                               8,900              -              -
      Purchases of intangible assets                                                              -         (5,584)       (13,476)
      Investments in and advances to affiliates                                             (31,298)        (2,320)       (11,320)
      Purchases of minority interests                                                           (72)           (44)           (87)
      Repayments (funding) of notes receivable                                                9,890        (67,000)             -
      Change in restricted cash                                                              (5,309)        (8,847)        (3,111)
                                                                                          ---------      ---------       ---------
  Net cash used in investing activities                                                    (187,952)      (785,505)      (586,259)
                                                                                          ---------      ---------       ---------
  Financing activities:
      Proceeds from issuance of long-term debt                                              484,924      1,407,261        844,192
      Principal payments on long-term debt                                                 (410,217)      (821,051)      (568,828)
      Deferred costs                                                                         (6,899)        (4,251)       (16,612)
      Proceeds from issuances of common stock, net                                            1,991          1,870        330,164
      Purchases of treasury stock                                                            (6,252)             -              -
      Spin-off to stockholders                                                                    -        (23,745)             -
      Dividends paid  to stockholders                                                      (105,773)       (16,178)             -
      Distributions to minority investors                                                      (586)          (650)          (488)
                                                                                          ---------      ---------       ---------
  Net cash (used in) provided by financing activities                                       (42,812)       543,256        588,428
                                                                                          ---------      ---------       ---------
  Effect of exchange rate changes on cash and cash equivalents                                  (53)           204           (406)

  Net (decrease) increase in cash and cash equivalents                                       (1,624)       (79,249)        61,645
  Cash and cash equivalents, beginning of year                                                4,180         83,429         21,784
                                                                                          ---------      ---------      ----------
  Cash and cash equivalents, end of year                                                  $   2,556      $   4,180      $  83,429
                                                                                          =========      =========      ==========

See accompanying notes to consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except per share amounts)


1. Organization

   MeriStar Hospitality Corporation (the "Company") was formed on August 3, 1998, as a result of the merger (the "Merger") of CapStar Hotel Company ("CapStar") with and into American General Hospitality Corporation ("AGH"), a Maryland corporation operating as a real estate investment trust ("REIT"). The Company owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada. Substantially all of the Company's hotels are leased to and operated by MeriStar Hotels & Resorts, Inc. ("OPCO"). As of December 31, 1999, the Company owned 116 hotels with 29,348 rooms located in 27 states, the District of Columbia and Canada.

   The following table outlines the Company's portfolio of owned, leased and managed hotels:

                               Owned                       Leased                      Managed                      Total
                     ------------------------     ------------------------     ------------------------     ----------------------
                         Hotels      Rooms            Hotels      Rooms            Hotels      Rooms           Hotels      Rooms
                         ------      -----            ------      -----            ------      -----           ------      -----
December 31, 1999          116      29,348              -             -               -            -             116      29,348
December 31, 1998          117      29,351              -             -               -            -             117      29,351
December 31, 1997           47      12,019             40         5,687              27        4,631             114      22,337

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

   Pursuant to the Merger Agreement, CapStar also distributed on a pro rata basis to its stockholders all of the capital stock of OPCO (the "Spin-Off"), whose assets consisted of CapStar's hotel operations (including leased hotels) and management business. The Spin-Off occurred on August 3, 1998. On August 3, 1998, the Company's common stock, par value $0.01 per share ("Common Stock"), and the common stock of OPCO began trading on the New York Stock Exchange.

   The Merger was accounted for as a purchase for financial reporting purposes and, accordingly, the operating results of AGH have been included in the Company's consolidated financial statements since August 3, 1998, the date of acquisition. In accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations," CapStar was considered the acquiring enterprise for financial reporting purposes. The Company established a new accounting basis for AGH's assets and liabilities based on their fair values. Prior to August 3, 1998, the financial statements of the Company included hotel operations and operations of OPCO; subsequent to August 3, 1998, the hotel operations are leased to OPCO following the Spin-Off and are no longer reflected in the Company's operating results. The Company has included expenditures related directly to the acquisition of AGH as part of the cost of acquiring AGH and those expenditures relating to the Spin-Off as expenses as incurred.

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

   Investments in Hotel Properties- Investments in hotel properties are recorded at cost, which includes the allocated purchase price for hotel acquisitions, or at fair value at the time of contribution for contributed property. Property and equipment balances are depreciated using the straight-line method over lives ranging from five to 40 years. For the years ended December 31, 1999, 1998 and 1997, the Company capitalized interest of $12,540, $5,182, and $442, respectively. Properties held for sale are carried at the lower of their carrying values or estimated fair values less costs to sell. Depreciation of these properties is discontinued when an operating property is classified as held for sale. Properties held for sale are not material and, therefore, are included in investments in hotel properties.

   Intangible Assets- Intangible assets consist primarily of deferred financing fees. These deferred fees are amortized on a straight-line basis over the lives of the related borrowings for up to 10 years. Total accumulated amortization at December 31, 1999 and 1998 was $5,742 and $2,666, respectively. In 1999, 1998 and 1997, the Company recognized extraordinary losses of $4,532, $4,080, and $4,092, (net of tax benefits of $93, $2,083, and $2,508), respectively, due to the write-off of unamortized deferred financing fees in conjunction with refinancing certain credit facilities.

   Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of- The carrying values of long-lived assets, which include property and equipment and all intangibles, are evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected undiscounted future net cash flows is less than book value. No impairment losses were recorded during 1999, 1998 or 1997.

   Income Taxes-The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

   In conjunction with the Merger on August 3, 1998, the Company became a REIT and is therefore no longer subject to federal income taxes, provided that it complies with various requirements necessary to maintain REIT status. The Company is subject to state and local taxes in certain jurisdictions.

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

   Revenue Recognition- Prior to the Merger, revenue was earned through the operations and management of the hotel properties and was recognized when earned. Subsequent to the Merger, the Company earns participating lease revenue. Participating lease revenue represents lease payments from lessees pursuant to participating lease agreements. Office, retail and parking rental is generally recognized on a straight-line basis over the terms of the respective leases.

   Participating Lease Agreements- The Company's participating leases have non-cancelable remaining terms ranging from 9 to 11 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. During interim reporting periods, the Company defers recognition of revenue for lease payments considered to be contingent until specified percentage rent thresholds are met.

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

   Segment Information- SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires a public entity to report selected information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas and major customers. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one operating segment.

The following table summarizes geographic information required to be disclosed under SFAS No. 131:

                                             1999             1998            1997
                                          ----------       ----------       ---------
Revenue:
U.S.                                      $  367,893       $  510,344       $300,028
Foreign                                        7,011           14,953         16,365
                                          ----------       ----------       --------
                                          $  374,904       $  525,297       $316,393
                                          ==========       ==========       ========
Investments in hotel
properties, net:
U.S.                                      $2,876,909       $2,817,974
Foreign                                       59,384           55,772
                                          ----------       ----------
                                          $2,936,293       $2,873,746
                                          ==========       ==========

   Comprehensive Income-SFAS No. 130, "Reporting Comprehensive Income," requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of annual financial statements or in the notes to financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income of the Company includes net income and other comprehensive income from foreign currency items. For the year ended December 31, 1999, net income was $98,964, other comprehensive income, net of tax, was $1,240 and comprehensive income was $100,204. For the year ended December 31, 1998, net income was $43,707, other comprehensive income, net of tax, was $ (3,960) and comprehensive income was $39,747. For the year ended December 31, 1997, net income was $20,060, other comprehensive income, net of tax, was $ (2,527) and comprehensive income was $17,533.

   Cumulative Effect of Accounting Change-In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires that all non-governmental entities expense costs of start-up activities, including organizational costs, as those costs are incurred and requires the write-off of any unamortized balances upon implementation. SOP No. 98-5 is effective for financial statements issued for periods beginning after December 15, 1998. The Company chose to adopt SOP No.98-5 effective July 1, 1998. The effect of this accounting change was a charge against income for the year ended December 31, 1998 of $921 (net of tax benefit of $564).

   New Accounting Pronouncements- In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in statements of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which amended SFAS No. 133 to defer the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently in the process of evaluating the effect this new standard will have on its financial statements.

   Reclassifications- Certain 1998 and 1997 amounts have been reclassified to conform to 1999 presentation.

3. Investments in Hotel Properties

   Investments in hotel properties consists of the following:

                                                     December 31,
                                         ---------------------------------
                                            1999                   1998
                                         -----------           -----------
Land                                      $  318,360            $  314,503
Buildings                                  2,378,318             2,294,130
Furniture, fixtures and equipment            320,787               234,403
Construction-in-progress                     101,258               114,507
                                          ----------            ----------
Total                                     $3,118,723            $2,957,543
                                          ==========            ==========

4. Investments in and Advances to Affiliates

   The Company has ownership interests in certain unconsolidated corporate joint ventures and affiliated companies. In 1999, the Company also invested $40,000 in MeriStar Investment Partners, LP ("MIP"), a joint venture established to acquire upscale, full-service hotels. The Company's investment is in the form of a preferred partnership interest. The Company receives a 16% preferred return on its investment. The Company's ultimate equity investment in this partnership may be up to $60,000.

   As of December 31, 1998, the Company had an investment in one joint venture in which it had a 50% ownership interest. In 1999, the Company sold its 50% ownership interest in that joint venture to OPCO at net book value.

5. Long-Term Debt

   Long-term debt consists of the following:

                                                               December 31,
                                                       ---------------------------
                                                          1999             1998
                                                       -----------     -----------
New Credit Facility................................... $  908,000       $  910,000
New Secured Facility..................................    328,954                -
Secured Facility......................................          -          250,000
Subordinated Notes....................................    202,041          149,826
Convertible Notes.....................................    172,500          172,500
Non-Recourse Facility.................................          -           52,750
Mortgage Debt and Other...............................     65,276           67,276
                                                       ----------       ----------
                                                       $1,676,771       $1,602,352
                                                       ==========       ==========

   New Credit Facility-In conjunction with the Merger, the Company entered into a $1,000,000 senior secured credit facility (the "New Credit Facility"). The New Credit Facility is structured as a $300,000, five-year term loan facility; a $200,000, five-and-a-half year term loan facility; and a $500,000, three-year revolving credit facility with two one-year optional extensions. The New Credit Facility is secured by the Company's Common Stock and its general partnership, limited partnership and limited liability company ownership interests in its subsidiaries. The interest rate on the term loans and revolving facility ranges from 100 to 200 basis points over the 30-day London Interbank Offered Rate ("LIBOR"), depending on certain financial performance covenants and long-term senior unsecured debt ratings. The weighted average interest rate on borrowings outstanding under the New Credit Facility as of December 31, 1999 was 8.4%. As of December 31, 1999, the Company had $90.0 million available under the New Credit Facility's revolving facility.

   New Secured Facility- In 1999, the Company completed a $330,000 10-year non-recourse financing ("New Secured Facility") secured by a portfolio of 19 hotels. The loan bears a fixed interest rate of 8.01% and matures in 2009. The Company used most of the net proceeds to repay the Secured Facility and the Non-Recourse Facility.

   Secured Facility - Effective August 3, 1998, the Company entered into an 18-month, $250,000 secured loan facility ("Secured Facility"), which was expected to be converted into a commercial mortgage-backed security secured by sixteen hotels. The interest rate on the Secured Facility was 110 basis points over 30-day LIBOR. The loan was repaid in 1999 with proceeds from the New Secured Facility.

   Subordinated Notes- In 1999, the Company sold $55,000 aggregate principal amount (issue price of $51,906, net of discount) of 8.75% senior subordinated notes ("Subordinated Notes") due 2007, generating net proceeds of $51,219 million to the Company. The Company used the net proceeds to repay indebtedness under its New Credit Facility and to invest in MIP. These notes are unsecured obligations of the Company and provide for semi-annual payments of interest on February 15 and August 15, commencing on August 15, 1999.

     In 1997, the Company completed the offering of $150,000 aggregate principal amount (issue price of $149,799, net of discount) of its 8.75% senior subordinated notes due 2007 (the "Subordinated Notes"), generating net proceeds to the Company of $144,620. The indenture pursuant to which the Subordinated Notes were issued contains certain covenants, including maintenance of certain financial ratios, reporting requirements, and other customary restrictions. The Subordinated Notes are unsecured obligations of the Company and provide for semi-annual payments of interest on February 15 and August 15, commencing on February 15, 1998.

     Convertible Notes- In 1997, the Company completed the offering of $172,500 aggregate principal amount of its 4.75% convertible subordinated notes due 2004 (the "Convertible Notes"), generating net proceeds to the Company of $167,581. The proceeds were used to repay outstanding indebtedness under a prior credit facility and to finance certain hotel acquisitions. The Convertible Notes are unsecured obligations of the Company and provide for semi-annual payments of interest on April 15 and October 15, commencing on April 15, 1998.

   Mortgage Debt- In connection with the Merger, the Company assumed mortgage debt secured by seven hotels. The mortgage debt matures between 2001 and 2012 and the interest rates on the mortgages range from 7.5% to 10.5%.

   Non-Recourse Facility- In 1997, the Company entered into a $100,000 non-recourse facility (the "Non-Recourse Facility"). The Non-Recourse Facility was secured by three hotels owned by the Company and bore interest at a rate of between 1.75% and 2.70% over 30-day LIBOR, based upon compliance with certain ratios. In 1999, the loan was repaid with proceeds from the New Secured Facility.

   Hedge Agreements- In anticipation of the August 1999 completion of the New Secured Facility, the Company entered into two separate hedge transactions during July 1999. Upon completion of the New Secured Facility, the Company terminated the underlying treasury lock agreements, resulting in a net payment to the Company of $5,142. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the New Secured Facility has been reduced to 7.76%.

   During September 1999, the Company entered into two separate $100,000 swap agreements with financial institutions in order to hedge against the impact future interest rate fluctuations may have on the Company's existing floating rate debt instruments. These swap agreements effectively replaced two $100,000
swap agreements that were to expire in November 1999.   The swap agreements
effectively fix 30-day LIBOR at 6.0%. During the year ended December 31, 1999, the Company made payments totaling $278 relating to these hedges. These amounts are included in interest expense. The hedge agreements terminate in September 2001.

   During 1998, the Company entered into six separate $100,000 swap agreements. The swap agreements effectively fixed 30-day LIBOR at between 4.9% and 5.4%. During the years ended December 31, 1999 and 1998, the Company (received) made net payments of ($729) and $211, respectively, relating to these hedges. These amounts are included in interest expense. The hedge agreements terminate at various times between November 1999 and September 2000.

   Future Maturities- Aggregate future maturities of the above obligations are as follows:

2000............................................................... $   10,694
2001...............................................................     28,534
2002...............................................................     48,179
2003...............................................................    675,872
2004...............................................................    379,652
Thereafter.........................................................    533,840
                                                                    ----------
                                                                    $1,676,771
                                                                    ==========

   Management has determined that the fair value of the outstanding balance of the Company's long-term debt approximates $1,625,411 at December 31, 1999.

6. Income Taxes

   The Company's income taxes were allocated as follows:

                                                            1999                1998                1997
                                                        ------------        ------------        ------------
Taxes on income before extraordinary loss and
 cumulative effect of accounting change................       $2,102             $15,699             $14,911
Tax benefit on extraordinary loss......................          (93)             (2,083)             (2,508)
Tax benefit on cumulative effect of accounting change..            -                (564)                  -
                                                        ------------        ------------        ------------
                                                              $2,009             $13,052             $12,403
                                                        ============        ============        ============

   The Company's effective income tax rate differs from the federal statutory income tax rate as follows:

                                                            1999             1998             1997
                                                        ------------     ------------     ------------
Statutory tax rate                                              35.0%            35.0%            35.0%
Effect of REIT dividends paid deduction                        (35.0)           (35.0)               -
Effect of federal taxes in pre-REIT period                         -             17.9                -
State and local taxes                                            1.7              2.1              2.6
Difference in effective rate on foreign subsidiaries             0.3              2.8              0.6
Other                                                              -              0.2                -
                                                        ------------     ------------     ------------
                                                                 2.0%            23.0%            38.2%
                                                        ============     ============     ============

   The components of income tax expense related to income before extraordinary loss and cumulative effect of accounting change are as follows:

                                                             1999           1998           1997
                                                           --------       --------       --------
Current:
    Federal                                                  $    -        $14,873        $ 7,542
    State                                                     1,020          3,771            899
    Foreign                                                     190          1,500          1,553
                                                             ------        -------        -------
                                                              1,210         20,144          9,994
Deferred:
    Federal                                                       -         (3,546)         4,243
    State                                                       842           (899)           505
    Foreign                                                      50              -            169
                                                             ------        -------        -------
                                                                892         (4,445)         4,917
                                                             ------        -------        -------
                                                             $2,102        $15,699        $14,911
                                                             ======        =======        =======

The tax effects of the principal temporary differences that give rise to the Company's net deferred tax liability are as follows:

                                                       December 31,
                                              ------------------------------
                                                 1999                1998
                                              ----------         -----------
Accelerated depreciation                        $1,846               $1,111
Fair market value of hotel assets acquired       6,800                6,800
Allowance for doubtful accounts                    (30)                 (29)
Accrued vacation                                   (15)                 (14)
Accrued expenses                                   482                  311
Other                                              262                  274
                                                ------               ------
Net deferred tax liability                      $9,345               $8,453
                                                ======               ======

   There is no valuation allowance for deferred tax assets as of December 31, 1999 or 1998 as management believes it is more likely than not that these deferred tax assets will be fully realized.

   In conjunction with the Merger and related transactions, the Company had several significant events that affect income tax-related balances for the year ended December 31, 1998. These events are summarized below:

 . The Spin-Off was treated as a taxable event to the Company and CapStar's shareholders. As a result, the Company experienced a taxable gain equal to the excess of the fair market value of the OPCO stock over the Company's tax basis in that stock. The taxable gain associated with this transaction was $35,181.

 . As a result of the Merger, the Company will continue to file as a REIT. REITs are generally not subject to federal income taxes, provided that they comply with various requirements necessary to maintain REIT status. Since the Company expects to maintain its REIT status, the tax effect of cumulative temporary differences as of August 3, 1998 has been reversed as a credit to deferred income tax expense and reduction in deferred income taxes payable. This reversal reduced deferred income taxes payable by approximately $19,290 as of August 3, 1998.

 . REITs are subject to federal income taxes in certain instances for asset dispositions occurring within 10 years of electing REIT status. The Company does not expect to incur federal tax liability resulting from the disposition of assets with built-in gain.

 . As described above, for purposes of preparing the Company's financial statements, the Company established a new accounting basis for AGH's assets and liabilities based on their fair values. In accordance with generally accepted accounting principles, the Company has provided a deferred income tax liability for the estimated future tax effect of differences between the accounting and tax bases of assets acquired from AGH. This deferred income tax liability, related to future state and local income taxes, is estimated as $6,800, based on information available at the date of the Merger and subsequently.

7. Stockholders' Equity and Minority Interests

   Common Stock Transactions- On March 12, 1997, the Company completed an offering of 5,750,000 shares of Common Stock at a price of $24.75 per share. After underwriting discounts, commissions and other offering expenses, net proceeds to the Company were $134,051, and were used to fund certain hotel acquisitions and repay a portion of the Company's outstanding indebtedness.

   On October 9, 1997, the Company completed an additional offering of 5,953,722 shares of common stock at $34.625 per share. Concurrent with the common stock offering, the Company also completed the Convertible Notes offering. The notes were initially convertible into shares of the Company's common stock, any time after 90 days following issuance, at the option of the holders at $43 per share. After underwriting discounts, commissions and other offering expenses, net proceeds to the Company from the Convertible Notes offering and the common stock offering were $167,581 and $195,766, respectively. In conjunction with the Merger, the conversion price was adjusted to $34 per share.

   On March 15, 1998, CapStar and AGH entered into the Merger Agreement. Pursuant to the Merger, CapStar shareholders received one share each in the Company and OPCO, for each CapStar share owned. AGH shareholders received
0.8475 shares of the Company for each AGH share owned. To effect the Merger, the Company issued 20,607,611 shares valued at $755,907 to former AGH shareholders.

   CapStar also distributed on a pro rata basis to its stockholders all of the capital stock of OPCO, which consisted of CapStar's hotel operations (including leased hotels) and management business. In conjunction with the Spin-Off, the Company distributed $23,745 of cash and $28,565 of net assets to the new shareholders of OPCO.

   In May 1997, CapStar implemented a stock purchase plan that allowed eligible employees to purchase the Company's common stock at a discount to market value. The Company had reserved 500,000 shares of common stock for issuance under this plan. In June 1998, the plan was terminated in accordance with the Merger Agreement.

   During the 1999 Annual Meeting of Stockholders, the shareholders authorized 100,000,000 shares of preferred stock, par value $0.01 per share, of the Company to be issued from time to time with such rights, preferences and priorities as the Board of Directors shall designate.

   In September 1999, the Company's Board of Directors authorized the repurchase of up to five million shares of its Common Stock from time to time in open market or privately negotiated transactions. As of December 31, 1999, the Company has repurchased a total of 407,400 shares for $6,252.

   OP Units- Substantially all of the Company's assets are held indirectly by and operated through MeriStar Hospitality Operating Partnership, L.P. (the "Operating Partnership"), the Company's subsidiary operating partnership.

   The Operating Partnership's partnership agreement provides four classes of partnership interests ("OP Units"): Common OP Units, Class B OP Units, Class C OP Units and Class D OP Units. Common OP Units and Class B OP Units receive quarterly distributions per OP Unit equal to the dividend paid on each share of the Company's Common Stock. Class C OP Units receive a non-cumulative, quarterly distribution equal to $0.5575 per Class C OP Unit until such time as the dividend rate on the Company's Common Stock exceeds $0.5575 whereupon the Class C OP Units automatically convert into Common OP Units. Class D OP Units pay a 6.5% cumulative annual preferred return and are entitled to a liquidation preference of $22.16 per Class D OP Unit. All net income earned and capital proceeds received by the Operating Partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, are shared by the holders of the Common OP Units.

   During 1999, 65,875 Common OP Units were issued to partially finance the purchase of a hotel and 974,588 Common OP units were issued as a conditional component of a purchase agreement for a hotel purchased in 1998. During 1998, 962,858 Common and Class B OP Units were issued to partially finance the purchases of certain hotels and 3,305,175 Common OP Units were issued to former holders of AGH OP Units. During 1997, the Company issued 1,483,759 Common and Class B OP Units and 392,157 Class D OP Units to partially finance the purchases of both certain hotels and lease contracts on hotels.

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

   On September 2, 1998 and November 4, 1998, respectively, the Company declared its third and fourth quarter dividends, equivalent to an annual rate of $2.02 per share of Common Stock and OP Unit in the Operating Partnership. The third quarter dividend was paid on a prorated basis from August 4, 1998 (the first day of operations following the Merger) through September 30, 1998. The amount of the dividend was $0.31837 per share of Common Stock and OP Unit and was paid on October 30, 1998. The fourth quarter dividend of $0.505 per share of Common Stock and OP Unit and was paid on January 29, 1999.

   On March 17, 1999, June 21, 1999, September 15, 1999 and December 6, 1999, the Company declared its first, second, third and fourth quarter dividends, respectively, equivalent to an annual rate of $2.02 per share of Common Stock and OP Unit in the Operating Partnership. The amount of the dividend for each quarter was $0.505 per share of Common Stock and OP Unit and was paid on April 30, 1999, July 30, 1999, October 29, 1999 and January 31, 2000, respectively.

8.  Earnings Per Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before extraordinary loss and cumulative effect of accounting change ("EPS"):

                                                                       Year Ended December 31,
                                                        ----------------------------------------------------
                                                              1999              1998               1997
                                                        --------------    ---------------    ---------------
Basic EPS Computation:
     Net income before extraordinary loss and
     cumulative effect of accounting change                  $ 103,496         $   48,708         $   24,152
     Weighted average number of shares of Common
     Stock outstanding                                          47,276             33,653             18,785
                                                        --------------    ---------------    ---------------
     Basic EPS                                               $    2.19         $     1.45         $     1.29
                                                        ==============    ===============    ===============

Diluted EPS Computation:
     Net income before extraordinary loss and
     cumulative effect of accounting change                  $ 103,496         $   48,708         $   24,152
     Minority interest, net of tax                              10,143              2,633                368
     Interest on convertible debt, net of tax                    8,137                  -                  -
                                                        --------------    ---------------    ---------------
     Adjusted net income                                     $ 121,776         $   51,341         $   24,520
                                                        --------------    ---------------    ---------------

     Weighted average number of shares
     of Common Stock outstanding                                47,276             33,653             18,785
     Common Stock equivalents:
          Stock options                                            102                383                189
          OP Units                                               5,205              2,624                380
          Convertible debt                                       5,066                  -                  -
                                                        --------------    ---------------    ---------------
     Total weighted average number of diluted
     shares of Common Stock outstanding                         57,649             36,660             19,354
                                                        --------------    ---------------    ---------------
     Diluted EPS                                             $    2.11         $     1.40         $     1.27
                                                        ==============    ===============    ===============

     In certain years, the effects of certain OP Units and convertible debt were not included in the computation of diluted EPS as their effect was anti-dilutive.

9.   Related-Party Transactions

     Pursuant to an intercompany agreement, the Company and OPCO provide each other with, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, OPCO has a right of first refusal to become the lessee of any real property acquired by the Company. OPCO also provides the Company with certain services including administrative, renovation supervision, corporate, accounting, finance, insurance, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services, for which OPCO is compensated in an amount that the Company would be charged by an unaffiliated third party for comparable services. During the years ended December 31, 1999 and 1998, the Company paid OPCO $1,600 and $781, respectively, for such services.

     Summarized financial information of the Company's significant lessee, OPCO, is as follows:

          Balance sheet data:              1999                  1998
                                    -----------------     -----------------
          Total assets                     $  258,931              $247,529
          Total liabilities                $  179,168              $183,102

          Operating data:
          Revenue                          $1,292,114              $562,437
          Net income                       $    6,685              $  3,950

     OPCO has a $75,000 revolving credit facility with the Company. Borrowings by OPCO bear interest at 30-day LIBOR plus 350 basis points. During 1999 and 1998, the Company earned interest of $4,907 and $1,967, respectively, from this facility. As of December 31, 1999, $57,000 was outstanding on the facility. The Company has determined that the fair value of this note receivable approximates its carrying value.

     In order for AGH to qualify as a REIT prior to the Merger, AGH's operating partnership sold certain personal property relating to certain of the hotels acquired by AGH in connection with its initial public offering to AGH Leasing, L.P. (which has since come under the control of OPCO) for $315, which amount was paid by issuance of a promissory note to AGH's operating partnership. The note was transferred to the Company in connection with the Merger. The promissory note bears interest at the rate of 10.0% per annum and requires the payment of quarterly installments of principal and interest over a five-year period ending on July 31, 2001. At December 31, 1999, the balance outstanding on the note was $110.

     Certain members of management and their respective affiliates owned equity interests relating to a hotel which was acquired by the Company in January 1999. Such persons and affiliates received an aggregate of $1,488 of the Company's OP Units in exchange for such interests in the hotel.

     Certain members of management and their respective affiliates owned equity interests relating to a hotel which was acquired by AGH in November 1997. Such persons and affiliates received an aggregate of $13,650 operating partnership units in AGH's operating partnership ("AGH OP Units") in exchange for such interests in the hotel; which converted to 11,568 OP Units at the Merger. The AGH OP Units were converted into 11,568 shares of Common Stock in December 1998.

     Of the $150,000 aggregate principal amount of Subordinated Notes sold by the Company in August 1997, $50,000 principal amount was sold at a price of 97.866% to an affiliate of an investment company, one of the principal stockholders of which is a director of the Company. The Subordinated Notes purchased are identical to those purchased by third parties, including voting rights.

10.  Stock-Based Compensation

     At the date of the Merger, CapStar had outstanding approximately 1,758,000 options (the "CapStar Options") under an equity incentive plan. As a result of the Merger, all holders of CapStar Options received one option in the Company and one option of OPCO, and the original exercise price of the CapStar Options was allocated between the two companies. In addition, approximately 1,060,000 of the CapStar Options became fully vested as of the Merger date.

     In connection with the Merger, a new equity incentive plan (the "Equity Incentive Plan") was adopted. This plan authorizes 4,549,561 shares of common stock to be awarded. Awards may be granted to officers or other key employees of the Company or an affiliate. These shares are exercisable in three annual installments and expire ten years from the grant date.

     In addition, the Company adopted a new equity incentive plan for non-employee directors (the "Directors' Plan"). The Directors' Plan authorizes up to 125,000 options to be awarded. These shares are exercisable in three annual installments and expire ten years from the grant date. As of December 31, 1999, 80,000 options had been awarded.

     In conjunction with the Merger, holders of CapStar options were granted a total of 150,000 shares of stock with a value of $3,205. This restricted stock vests ratably over a three-year period.

     In addition, during 1999, the Company has granted a total of 92,500 shares of restricted stock with a value of $1,775. This restricted stock vests ratably over a five-year period.

     Stock option activity for 1999, 1998 and 1997 is as follows:

                                                       Equity Incentive Plan                        Directors' Plan
                                             ---------------------------------------    --------------------------------------
                                               Number of               Average             Number of             Average
                                                 Shares             Option Price            Shares             Option Price
                                             ---------------      ------------------    ---------------     ------------------
Balance, January 1, 1997                             764,841                  $18.00                  -                 $    -
Granted                                              855,050                   33.11                  -                      -
Exercised                                               (235)                  18.00                  -                      -
Forfeited                                            (18,250)                  18.00                  -                      -
                                             ---------------      ------------------    ---------------     ------------------
Balance, December 31, 1997                         1,601,406                   26.28                  -                      -
Granted                                            2,171,796                   24.78             45,000                  21.38
Exercised                                            (37,823)                  17.45                  -                      -
Forfeited                                            (32,000)                  29.44                  -                      -
                                             ---------------      ------------------    ---------------     ------------------
Balance, December 31, 1998                         3,703,379                   24.80             45,000                  21.38
Granted                                            1,015,750                   19.37             35,000                  23.63
Exercised                                           (109,012)                  15.64                  -                      -
Forfeited                                           (264,064)                  27.87                  -                      -
                                             ---------------      ------------------    ---------------     ------------------
Balance, December 31, 1999                         4,346,053                  $23.56             80,000                 $22.36
                                             ===============      ==================    ===============     ==================

Shares exercisable at December 31, 1997              291,116                  $18.00                  -                 $    -
                                             ===============      ==================    ===============     ==================
Shares exercisable at December 31, 1998            2,231,072                  $24.63                  -                 $    -
                                             ===============      ==================    ===============     ==================
Shares exercisable at December 31, 1999            2,577,620                  $24.53             15,000                 $21.38
                                             ===============      ==================    ===============     ==================

The following table summarizes information about stock options outstanding at December 31, 1999:

                                               Options Outstanding                                 Options Exercisable
                       -----------------------------------------------------------------     -----------------------------------
                                                 Weighted                                                           Weighted
                                                 Average                   Weighted                                  Average
Range of exercise           Number              Remaining                  Average               Number             Exercise
      prices             outstanding         Contractual Life           Exercise Price        exercisable             Price
------------------     ---------------     ---------------------     -------------------     ---------------     ---------------
$15.64 to $19.19             1,582,791                      8.16                  $17.74             617,041              $15.65
$20.53 to $25.31             1,147,502                      7.82                   21.72             645,904               21.69
$25.80 to $31.42             1,484,780                      7.05                   29.98           1,252,815               29.96
$31.51 to $32.08               210,980                      8.00                   32.05              76,860               32.01
                       ---------------     ---------------------     -------------------     ---------------     ---------------
$15.64 to $32.08             4,426,053                      7.69                  $23.56           2,592,620              $24.55
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

     Pro forma information regarding net income and diluted EPS is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997:

                                                    1999                   1998                    1997
                                            -----------------      ------------------      -----------------
Risk-free interest rate                                  6.70%                   5.51%                  5.81%
Dividend rate                                           $2.02                   $2.02                      -
Volatility factor                                        0.31                    0.35                   0.26
Weighted average expected life                     3.07 years              6.09 years             3.72 years

     The Company's pro forma net income and diluted EPS as if the fair value method had been applied were $98,273 and $2.02 for 1999, $32,402 and $0.96 for 1998, and $18,273 and $0.96 for 1997. The effects of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income and diluted EPS for future years.

11.  Commitments and Contingencies

     The Company leases land at certain hotels from third parties. Certain leases contain contingent rent features based on gross revenues at the respective property. Future minimum lease payments required under these operating leases as of December 31, 1999 were as follows:


     2000                     $ 1,773
     2001                       1,773
     2002                       1,773
     2003                       1,773
     2004                       1,773
     Thereafter                67,638
                              -------
                              $76,503
                              =======

     The Company leases its hotels to OPCO and one other lessee under noncancellable participating leases that expire from 2008 to 2011. The Company also leases certain office, retail and parking space to outside parties under non-cancelable operating leases with initial or remaining terms in excess of one year. Future minimum rental receipts under these leases as of December 31, 1999 were as follows:

     2000                     $  228,652
     2001                        227,647
     2002                        227,165
     2003                        226,870
     2004                        226,430
     Thereafter                1,372,800
                              ----------
                              $2,509,564
                              ==========

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

12.  Acquisitions

     During 1999, the Company acquired one hotel for a purchase price of $10,642 of cash and $1,488 of OP Units. The acquisition was funded using existing cash and borrowings on the New Credit Facility. The Company also sold 2 hotels during 1999 for a total price of $8,900. The resulting gain on the sales was immaterial to the Company's financial statements.

     During 1998, the Company acquired 70 hotels (containing 17,332 rooms), of which 53 were acquired pursuant to the Merger. The Company purchased AGH for approximately $1,306,000 through the issuance of approximately 23,913,000 shares of Common Stock and OP Units in the Company's subsidiary operating partnership. The total purchase price for the remaining 17 acquired hotels during 1998 was $549,068 of cash and $16,932 of OP Units. The cash portions of these acquisitions were funded through borrowings on the New Credit Facility and a prior credit facility.

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

                       PRO FORMA INFORMATION (UNAUDITED)

                                           1998              1997
                                      ---------------------------------

Total revenue...................         $332,632          $280,482
Net income......................         $ 96,232          $ 67,487
Diluted EPS.....................         $   2.05          $   1.48


13.  Quarterly Financial Information (Unaudited)

  The following is a summary of the Company's quarterly results of operations:

                                                 1999                                    1998
                                                -------                                --------
                                   First   Second    Third     Fourth    First     Second     Third    Fourth
                                  Quarter  Quarter  Quarter   Quarter   Quarter   Quarter    Quarter   Quarter
                                  -------  -------  --------  --------  --------  --------  ---------  -------
Total revenue...................  $64,093  $74,055  $103,214  $133,542  $143,602  $184,145  $104,301   $93,249
Total operating expenses........   39,521   38,687    37,727    41,904   125,890   147,209    81,827    36,465
Net operating income............   24,572   35,368    65,487    91,638    17,712    36,936    22,474    56,784
Income before extraordinary
  loss and cumulative effect of
  accounting change.............      267    7,179    37,709    58,341     4,451    14,905     3,868    25,484
Net income .....................      267    7,179    33,177    58,341     4,451    14,905    (1,133)   25,484
Diluted earnings per share......  $     -  $  0.15  $   0.67  $   1.14     $0.18  $   0.55  $  (0.03)  $  0.54

     As required by the Emerging Issues Task Force Issue No. 98-9, Accounting for Contingent Rent in Interim Financial Periods, the Company recognized $45,894 of additional contingent rental income for the three months ended
December 31, 1999. There is no year-to-date effect of EITF No. 98-9.

     The effect of EITF No. 98-9 on the Company's financial statements is as follows:

                                                      Three Months Ended December 31, 1999
                                                      ------------------------------------

                                                Prior to Effect       Effect       After Effect
                                                       of               of              of
                                                 EITF No. 98-9    EITF No. 98-9   EITF No. 98-9
                                                ---------------   -------------   -------------
Net operating income                                  $  45,744         $45,894        $ 91,638
Interest expense                                       ( 25,777)              -         (25,777)
Minority interests                                       (1,865)         (4,382)        ( 6,247)
Income taxes                                               (385)           (888)         (1,273)
Extraordinary loss, net of tax                                -               -               -
                                                      ---------         -------        --------
Net income                                            $  17,717         $40,624        $ 58,341
                                                      =========         =======        ========

14.  Supplemental Cash Flow Information

                                                                                  1999            1998             1997
                                                                             ------------    -------------    -------------
     Cash paid for interest and income taxes:

     Interest, net of capitalized interest of $12,540, $5,182, and $442,
     respectively                                                                93,491    $      48,156     $      15,734
     Income taxes                                                                 1,261           18,591             7,606

     Non-cash investing and financing activities:
     Additions to equipment through capital leases                                    -                -     $          40
     Long-term debt assumed in purchase of property and equipment                     -              543            16,478
     OP Units issued in purchase of property and equipment                        1,488           16,932            32,264
     OP Units issued in purchase of intangible assets                                 -                -            24,000
     Redemption of OP Units                                                      29,412           31,430            11,000
     Deferred financing fees not yet paid                                             -                -               528

     Book value of assets distributed to spun-off affiliate                           -    $      41,449                 -
     Book value of liabilities distributed to spun-off affiliate                      -          (11,768)                -
     Book value of debt distributed to spun-off affiliate                             -           (1,116)                -
                                                                            -----------    -------------     -------------
     Book value of net assets distributed to spun-off affiliate                       -    $      28,565                 -
                                                                            ===========    =============     =============

     Fair value of assets acquired in Merger                                          -    $   1,306,018                 -
     Fair value of liabilities assumed in Merger                                      -          (26,167)                -
     Fair value of debt assumed in Merger                                             -         (523,944)                -
                                                                            -----------    -------------     -------------
     Fair value of net assets acquired in Merger                                      -    $     755,907                 -
                                                                            ===========    =============     =============

                       MERISTAR HOSPITALITY CORPORATION
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                            (dollars in thousands)

                                                                Costs
                                                              subsequent
                                          Initial cost to         to
                                              Company         acquisition    Gross amount at end of year
                                         -----------------  --------------  ---------------------------
                                                 Building          Building          Building   Accum-
                                                    and              and                and     ulated     Year of
                               Encum-            Improve-          Improve-          Improve-  Deprecia-  Construc-    Date
Description                    brances    Land     ments     Land   ments     Land    ments      tion       tion     Acquired   Life
                             -------------------------------------------------------------------------------------------------------
Hotel Assets:
Salt Lake Airport Hilton,  UT        -   $  770   $12,828  $   -   $2,812   $  770   $15,640   $1,763       1980      3/3/95     40
Radisson Hotel,
 Schaumburg, IL                      -    1,080     5,131      -    1,881    1,080     7,012      723       1979     6/30/95     40
Sheraton Hotel, Colorado
Springs, CO                         (1)   1,071    14,592      1    3,642    1,072    18,234    1,906       1974     6/30/95     40
Hilton Hotel, Bellevue, WA          48    5,211     6,766      -    1,516    5,211     8,282      861       1979      8/4/95     40
Marriott Hotel, Somerset, NJ        (1)   1,978    23,001      -    3,979    1,978    26,980    2,664       1978     10/3/95     40
Westin Atlanta Airport,
Atlanta, GA                          -    2,650    15,926   (300)   9,258    2,350    25,184    2,431       1982    11/15/95     40
Sheraton Hotel,
 Charlotte, NC                      (1)   4,700    11,057      -    3,375    4,700    14,432    1,358       1985      2/2/96     40
Radisson Hotel Southwest,
 Cleveland, OH                       -    1,330     6,353      -    4,547    1,330    10,900      906       1978     2/16/96     40
Orange County Airport
 Hilton, Irvine, CA                 (1)   9,990     7,993      -    3,133    9,990    11,126      967       1976     2/22/96     40
The Latham Hotel,
 Washington, DC                      -    6,500     5,320      -    3,566    6,500     8,886      685       1981      3/8/96     40
Hilton Hotel, Arlington, TX         (1)   1,836    14,689     79    2,819    1,915    17,508    1,555       1983     4/17/96     40
Hilton Hotel, Arlington, VA          -    4,000    15,069      -      323    4,000    15,392    1,315       1990     8/23/96     40
Southwest Hilton,
 Houston, TX                         -    2,300    15,665      -      959    2,300    16,624    1,295       1979    10/31/96     40
Embassy Suites,
 Englewood, CO                      (1)   2,500    20,700      -    2,782    2,500    23,482    1,769       1986    12/12/96     40
Holiday Inn,
 Colorado Springs, CO                -    1,600     4,232      -      978    1,600     5,210      349       1974    12/17/96     40
Embassy Row Hilton,
 Washington, DC                      -    2,200    13,247      -    2,240    2,200    15,487    1,085       1969    12/17/96     40
Hilton Hotel & Towers,
 Lafayette, LA                      (1)   1,700    16,062      -    1,284    1,700    17,346    1,256       1981    12/17/96     40
Hilton Hotel, Sacramento, CA        (1)   4,000    16,013      -    1,658    4,000    17,671    1,296       1983    12/17/96     40
Santa Barbara Inn, Santa
 Barbara, CA                         -    2,600     5,141      -    1,110    2,600     6,251      446       1959    12/17/96     40
San Pedro Hilton,
 San Pedro, CA                       -      640     6,047      -    2,300      640     8,347      545       1989     1/28/97     40
Doubletree Hotel,
 Albuquerque, NM                    (1)   2,700    15,075      -      801    2,700    15,876    1,136       1975     1/31/97     40
Westchase Hilton & Towers,
Houston, TX                         (1)   3,000    23,991      -    1,364    3,000    25,355    1,827       1980     1/31/97     40
Four Points Hotel,
 Cherry Hill, NJ                     -    1,700     4,178      -    2,040    1,700     6,218      394       1991     3/20/97     40
Sheraton Great Valley Inn,
 Frazer, PA                          -    2,150    11,653     11    2,712    2,161    14,365      831       1971     3/27/97     40
Holiday Inn Calgary Airport,
 Calgary, Alberta, Canada            -      751     5,011     (7)   1,553      744     6,564      551       1981      4/1/97     40
Sheraton Hotel Dallas,
 Dallas, TX                          -    1,300    17,268      -    2,358    1,300    19,626    1,273       1974      4/1/97     40
Radisson Hotel Dallas,
 Dallas, TX                          -    1,800    17,580      -    1,177    1,800    18,757    1,259       1972      4/1/97     40
Sheraton Hotel Guildford,
 Surrey, BC, Canada                  -    2,366    24,008    (24)     789    2,342    24,797    2,403       1992      4/1/97     40
Doubletree Guest Suites,
 Indianapolis, IN                         1,000     8,242      -      821    1,000     9,063      595       1987      4/1/97     40
Ramada Vancouver Centre,
 Vancouver, BC, Canada               -    4,400     7,840    (43)   2,613    4,357    10,453      921       1968      4/1/97     40
Holiday Inn Sports
 Complex, Kansas City, MO            -      420     4,742      -    1,551      420     6,293      380       1975     4/30/97     40
Hilton Crystal City,
 Arlington, VA                       -    5,800    29,879      -      790    5,800    30,669    1,890       1974      7/1/97     40
Doubletree Resort Hotel,
 Cathedral City, CA                  -    1,604    16,141      -    2,598    1,604    18,739    1,073       1985      7/1/97     40
Radisson Hotel & Suites,
 Chicago, IL                              4,870    39,175      -    1,793    4,870    40,968    2,485       1971     7/15/97     40
Georgetown Inn,
 Washington, DC                      -    6,100     7,103      -      712    6,100     7,815      454       1962     7/15/97     40
Embassy Suites Center City,
Philadelphia, PA                    (1)   5,500    26,763      -    1,442    5,500    28,205    1,627       1963     8/12/97     40
Doubletree Hotel Austin,
 Austin, TX                         (1)   2,975    25,678      -    2,501    2,975    28,179    1,569       1984     8/14/97     40
Radisson Plaza Hotel,
Lexington, KY                      240    1,100    30,375      -    3,759    1,100    34,134    2,006       1982     8/14/97     40
Jekyll Inn,
 Jekyll Island, GA                 850        -     7,803      -    2,782        -    10,585      575       1971     8/20/97     40
Holiday Inn Metrotown,
 Burnaby, BC, Canada                 -    1,115     5,303    (11)   1,292    1,104     6,595      502       1989     8/22/97     40
Embassy Suites
 International Airport,
 Tucson, AZ                          -    1,640    10,444      -    1,401    1,640    11,845      585       1982    10/23/97     40
Westin Morristown, NJ                -    2,500    19,128    100    4,171    2,600    23,299    1,047       1962    11/20/97     40
Doubletree Hotel Bradley
 International Airport,
 Windsor Locks, CT                   -    1,013    10,228     87    1,422    1,100    11,650      547       1985    11/24/97     40
Sheraton Hotel, Mesa, AZ             -    1,850    16,938      -    1,303    1,850    18,241      897       1985     12/5/97     40
Metro Airport Hilton &
 Suites, Detroit, MI                 -    1,750    12,639      -    1,033    1,750    13,672      647       1989    12/16/97     40
Marriott Hotel,
 Los Angeles, CA                     -    5,900    48,250      -    5,457    5,900    53,707    2,584       1983    12/18/97     40

                                              Initial cost to   Costs subsequent to
                                                 Company            acquisition        Gross amount at end of year
                                          -----------------------------------------------------------------------------
                                              Building         Building          Building      Accum-
                                                 and              and                and       ulated     Year of
                             Encum-           Improve-         Improve-          Improve-    Deprecia-   Construc-    Date
Description                  brances   Land     ments   Land     ments    Land     ments       tion        tion     Acquired  Life
                            ------------------------------------------------------------------------------------------------------
Austin Hilton & Towers,  TX        -    2,700   15,852     -      2,013    2,700   17,865          822      1974     1/6/98    40
Dallas Renaissance North, TX       -    3,400   20,813     -      2,751    3,400   23,564        1,104      1979     1/6/98    40
Houston Sheraton
 Brookhollow Hotel, TX             -    2,500   17,609     -      2,148    2,500   19,757          953      1980     1/6/98    40
Seelbach Hilton,
 Louisville, KY                    -    1,400   38,462     -      2,096    1,400   40,558        1,940      1905     1/6/98    40
Midland Hilton & Towers, TX        -      150    8,487     -      1,416      150    9,903          459      1976     1/6/98    40
Westin Oklahoma, OK                -    3,500   27,588     -      1,683    3,500   29,271        1,408      1977     1/6/98    40
Sheraton Hotel, Columbia,
 MD                                -    3,600   21,393     -      1,195    3,600   22,588          939      1972    3/27/98    40
Radisson Cross Keys,
 Baltimore, MD                     -    1,500    5,615     -        446    1,500    6,061          246      1973    3/27/98    40
Sheraton Fisherman's
 Wharf, San Francisco, CA         (1)  19,708   61,751     -      2,599   19,708   64,350        2,701      1975     4/2/98    40
Hartford Hilton, CT                -    4,073   24,458     -        131    4,073   24,589          968      1975    5/21/98    40
Holiday Inn Dallas DFW
 Airport South, TX            13,021    3,388   28,847     -         (6)   3,388   28,841        1,016      1974     8/3/98     -
Courtyard by Marriott
 Meadowlands, NJ               4,529        -    9,649     -         45        -    9,694          338      1993     8/3/98    40
Hampton Inn Richmond
 Airport, VA                       -      534    3,653     -        473      534    4,126          460      1972     8/3/98     -
Hotel Maison de Ville, New
 Orleans, LA                       -      292    3,015     -         (2)     292    3,013          106      1778     8/3/98    40
Hilton Hotel Toledo, OH            -        -   11,708     -         18        -   11,726          414      1987     8/3/98    40
Holiday Inn Select Dallas
 DFW Airport West, TX              -      947    8,346     -         26      947    8,372          812      1974     8/3/98    40
Holiday Inn Select New
 Orleans International
 Airport, LA                      (1)   3,040   25,616     -         76    3,040   25,692          910      1973     8/3/98    40
Hampton Inn Ocean City, MD         -      384    4,940     -         40      384    4,980          608      1989     8/3/98     -
Crowne Plaza Madison, WI          (1)   2,629   21,634     -        176    2,629   21,810          770      1987     8/3/98    40
Wyndham Albuquerque
 Airport Hotel, NM                 -        -   18,889     -        112        -   19,001          669      1972     8/3/98    40
Wyndham San Jose Airport
 Hotel, CA                         -        -   35,743     -        997        -   36,740        1,260      1974     8/3/98    40
Holiday Inn Select Mission
 Valley, CA                             2,410   20,998     -        155    2,410   21,153          745      1970     8/3/98    40
Sheraton Safari Hotel,
 Lake Buena Vista, FL              -    4,103   35,263     -      8,305    4,103   43,568        1,288      1985     8/3/98    40
Hilton Monterey, CA                -    2,141   17,666     -      5,165    2,141   22,831          651      1971     8/3/98    40
Hilton Hotel Durham, NC            -    1,586   15,577     -      1,022    1,586   16,599          559      1987     8/3/98    40
Wyndham Garden Hotel
 Marietta, GA                      -    1,900   17,077     -         83    1,900   17,160          597      1985     8/3/98    40
Westin Resort Key Largo, FL        -    3,167   29,190     -        260    3,167   29,450        1,038      1985     8/3/98    40
Doubletree Guest Suites
 Atlanta, GA                   8,915    2,236   18,514     -      3,209    2,236   21,723          744      1985     8/3/98    40
Radisson Hotel Arlington
 Heights, IL                       -    1,540   12,645     -      2,093    1,540   14,738          457      1981     8/3/98    40
Holiday Inn Select Bucks
 County, PA                        -    2,610   21,744     -        324    2,610   22,068          773      1987     8/3/98    40
Hilton Hotel Cocoa Beach, FL       -    2,783   23,076     -      1,647    2,783   24,723          863      1986     8/3/98    40
Radisson Twin Towers
Orlando, FL                        -    9,555   73,486     -      4,578    9,555   78,064        2,633      1972     8/3/98    40
Crowne Plaza Phoenix, AZ           -    1,852   15,957     -      3,448    1,852   19,405          654      1981     8/3/98    40
Hilton Airport Hotel Grand
 Rapids, MI                       (1)   2,049   16,657     -        539    2,049   17,196          594      1979     8/3/98    40
Marriott West Loop Houston, TX    (1)   2,943   23,934     -      2,603    2,943   26,537          861      1976     8/3/98    40
Courtyard by Marriott
 Durham, NC                        -    1,406   11,001     -         47    1,406   11,048          391      1996     8/3/98    40
Courtyard by Marriott,
 Marina Del Rey, CA               (1)   3,450   24,534     -        346    3,450   24,880          872      1976     8/3/98    40
Courtyard by Marriott,
 Century City, CA                  -    2,165   16,465     -         20    2,165   16,485          584      1986     8/3/98    40
Courtyard by Marriott,
 Lake Buena Vista, FL              -        -   41,267     -        700        -   41,967        1,464      1972     8/3/98    40
Crowne Plaza, San Jose, CA        (1)   2,130   23,404     -      1,500    2,130   24,904          869      1975     8/3/98    40
Doubletree Hotel
 Westshore, Tampa, FL              -    2,904   23,476     -         87    2,904   23,563          834      1972     8/3/98    40
Howard Johnson Resort Key
 Largo, FL                         -    1,784   12,419     -        477    1,784   12,896          444      1971     8/3/98    40
Radisson Annapolis, MD             -    1,711   13,671     -        104    1,711   13,775          486      1975     8/3/98    40
Holiday Inn Fort
 Lauderdale, FL                    -    2,381   19,419     -         75    2,381   19,494          690      1969     8/3/98    40
Holiday Inn Express
 Hanover, MD                       -      821    6,687     -         11      821    6,698          640      1988     8/3/98     -
Holiday Inn Madeira Beach, FL      -    1,781   13,349     -         22    1,781   13,371          474      1972     8/3/98    40
Holiday Inn Chicago
 O'Hare, IL                   20,054    4,290   72,631     -        187    4,290   72,818        2,582      1975     8/3/98    40
Holiday Inn & Suites
 Alexandria, VA                    -    1,769   14,064     -         52    1,769   14,116          499      1985     8/3/98    40
Hilton Clearwater, FL              -        -   69,285     -        559        -   69,844        2,457      1980     8/3/98    40
Radisson Rochester, NY             -        -    6,499     -         40        -    6,539          229      1971     8/3/98    40
Radisson Old Towne
 Alexandria, VA                    -    2,241   17,796     -         39    2,241   17,835          632      1975     8/3/98    40


                                           Initial cost to  Costs subsequent to
                                               Company         acquisition      Gross amount at end of year
                                           ----------------------------------------------------------------
                                                Building       Building and       Building and   Accum-
                                                  and            Improve-           Improve-     ulated     Year of
                              Encum-            Improve-           ments             ments     Deprecia-   Construc-  Date
Description                  brances    Land     ments   Land                Land                  tion      tion     Acquired  Life
                             -------------------------------------------------------------------------------------------------------
Ramada Inn Clearwater, FL          -    1,270     13,453     -         89    1,270     13,542     1,602      1969       8/3/98     -
Richmond Hotel and
 Conference Center                 -      245      3,380     -         20      245      3,400       712      1975       8/3/98     -
Crowne Plaza Las Vegas, NV         -    3,006     24,011     -         15    3,006     24,026       855      1989       8/3/98    40
Crowne Plaza Portland, OR      5,064    2,950     23,254     -         55    2,950     23,309       828      1988       8/3/98    40
Four Points Hotel, Mt.
 Arlington, NJ                 4,724    6,553      6,058     -         39    6,553      6,097       215      1984       8/3/98    40
Ramada Inn Mahwah, NJ              -    1,117      8,994     -        120    1,117      9,114       321      1972       8/3/98    40
Ramada Plaza Meriden, CT           -    1,247     10,057     -         12    1,247     10,069       357      1985       8/3/98    40
Ramada Plaza Shelton, CT       4,703    2,040     16,235     -         20    2,040     16,255       575      1989       8/3/98    40
Sheraton Crossroads
 Mahwah, NJ                        -    3,258     26,185     -        160    3,258     26,345       932      1986       8/3/98    40
St. Tropez Suites, Las
 Vegas, NV                         -    3,027     24,429     -         10    3,027     24,439       869      1986       8/3/98    40
Doral Forrestal,
 Princeton, NJ                     -    9,578     57,555     -      7,044    9,578     64,599     2,088      1981      8/11/98    40
South Seas Plantation,
 Captiva, FL                       -    3,084     83,573     -      5,024    3,084     88,597     2,607      1975      10/1/98    40
Radisson Suites Beach
 Resort, Marco Island, FL          -    7,120     35,300     -      1,378    7,120     36,678     1,098      1983      10/1/98    40
Best Western Sanibel
 Island, FL                        -    3,868      3,984     -        (25)   3,868      3,959       124      1967      10/1/98    40
The Dunes Golf & Tennis
 Club, Sanibel Island, FL          -    7,705      3,043     -         81    7,705      3,124        94      1964      10/1/98    40
Sanibel Inn, Sanibel
 Island, FL                        -    8,482     12,045     -        (59)   8,482     11,986       373      1964      10/1/98    40
Seaside Inn, Sanibel
 Island, FL                        -    1,702      6,416     -         16    1,702      6,432       200      1964      10/1/98    40
Song of the Sea, Sanibel
 Island, FL                        -      339      3,223     -         62      339      3,285       101      1964      10/1/98    40
Sundial Beach Resort,
 Sanibel Island, FL                -      320     12,009     -        699      320     12,708       375      1975      10/1/98    40
Holiday Inn, Madison, WI           -    4,143      6,692               49    4,143      6,741       168      1965      1/11/99    40
                                     ------------------------------------------------------------------
                                     $318,467 $2,202,982 $(107)  $175,336 $318,360 $2,378,318  $115,234
                                     ==================================================================


(1) These properties secure the New Secured Facility which, as of December 31, 1999, had an outstanding balance of $328,954.

               The components of hotel property and equipment are as follows:

                                                          Property and       Accumulated
                                                            Equipment        Depreciation
                                                         -------------       ------------
               Land                                      $     318,360       $          -
               Building and Improvements                     2,378,318            115,234
               Furniture and equipment                         320,787             67,196
               Construction in progress                        101,258                  -
                                                         -------------       ------------

               Total property and equipment              $   3,118,723       $    182,430
                                                         =============       ============

               A reconciliation of the Company's investment in hotel property and equipment and related accumulated depreciation is as follows:

                                                                         1999                 1998                  1997
                                                                    ------------------------------------------------------
               Hotel property and equipment
                 Balance, beginning of period                       $   2,957,543         $    947,597         $   342,366
                    Acquisitions during period                             12,081            1,865,142             550,913
                    Improvements and construction
                     -in-progress                                         160,294              144,804              54,318
                    Cost of real estate sold                              (11,195)                   -                   -
                                                                    -------------         ------------         -----------
                 Balance, end of period                                 3,118,723            2,957,543             947,597
                                                                    -------------         ------------         -----------

               Accumulated depreciation
                 Balance, beginning of period                              83,797               26,858               8,432
                    Additions-depreciation expense                         99,297               56,939              18,426
                    Cost of real estate sold                                 (664)                   -                   -
                                                                    -------------         ------------         -----------
                 Balance, end of period                                   182,430               83,797              26,858
                                                                    -------------         ------------         -----------

               Net hotel property and equipment, end of period      $   2,936,293         $  2,873,746         $   920,739
                                                                    =============         ============         ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 405 of Regulation S-K with respect to Directors and Executive Officers of the Company is incorporated herein by reference to the sections entitled "Management" and "Principal Stockholders" in the Company's definitive proxy for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation of Directors" and "Stock Option Grants" in the 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section entitled "Principal Stockholders" in the 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the 2000 Proxy Statement.

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

Exhibit
-------
No.                             Description of Document
--                              -----------------------

3.1* Amended and Restated Articles of Incorporation of the Registrant (Articles of Merger between American General Hospitality Corporation and CapStar Hotel Company).

3.2*      Amended and Restated By-laws of the Registrant.

4.1**     Form of Share Certificate.

4.2       Specimen Subordinated Note.

4.3       Specimen Convertible Note (included in Exhibit 4.7).

4.4 Indenture, dated as of August 19, 1997, between CapStar Hotel Company and IBJ Schroder Bank & Trust Company, as Trustee.

4.5 Second Supplemental Indenture, dated as of August 3, 1998, between MeriStar Hospitality Corporation and IBJ Schroder Bank & Trust Company, as Trustee.

4.6 Indenture, dated as of October 16, 1997, between CapStar Hotel Company and First Trust, National Association, as Trustee, (the "Convertible Notes Indenture").

4.7 Certificate dated October 16, 1997, pursuant to Section 3.1 of Convertible Notes Indenture.

4.8 First Supplemental Indenture, dated as of August 3, 1998, between MeriStar Hospitality Corporation and U.S. Bank Trust, National Association, as Trustee.

4.9**** Indenture, dated as of March 18, 1999, between MeriStar Hospitality Corporation and IBJ Whitehall Bank & Trust Company, as Trustee.

4.10**** Specimen Certificate of Outstanding Note (included in Exhibit 4.9 as Exhibit A).

4.11****  Specimen Certificate of Exchange Note.

10.1*** Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. dated as of August 3, 1998.

10.2*** Second Amended and Restated Senior Secured Credit Agreement dated as of August 3, 1998.

10.3*** Loan Agreement made as of August 3, 1998 between MeriStar Hospitality Corporation and its affiliates and Secore Financial Corporation.

10.4*     Form of MeriStar Incentive Plan.

10.5*     Form of MeriStar Non-Employee Directors' Incentive Plan.

10.6* Form of Employment Agreement between MeriStar Hospitality Corporation and Paul W. Whetsell.

10.7* Form of Employment Agreement between MeriStar Hospitality Corporation and Steven D. Jorns.

10.8*** Form of Employment Agreement between MeriStar Hospitality Corporation and Bruce G. Wiles.

10.9*** Form of Employment Agreement between MeriStar Hospitality Corporation and John Emery.

10.10* Form of Exchange Rights Agreement, by and among MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., and the Persons set forth therein.

10.11* Operating Partnership, L.P., CMC Operating Company and CMC Operating Partnership, L.P.

10.12*    Form of Operating Lease

10.13 Loan Agreement, dated as of August 12, 1999, between MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Holdings Inc. D/B/A Lehman Capital, a division of Lehman Brothers Holdings Inc.

12        Schedule Regarding the Computation of Ratios

21        Subsidiaries of the Company

23        Consent of KPMG LLP

24        Power of Attorney (see signature page)

27        Financial Data Schedule

* Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-49611), filed with the Securities and Exchange Commission on April 7, as amended.

** Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-66229), filed with the Securities and Exchange Commission on October 28, as amended.

*** Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-11903), filed with the Securities and Exchange Commission on March 2, 1999.

**** Incorporated by reference to the Company's Registration Statement on Form
     S-4 (File No. 333-78163) filed with the Securities and Exchange Commission on May 10, 1999.

B.   Reports on Form 8-K

     None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MeriStar Hospitality Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MERISTAR HOSPITALITY CORPORATION

                                     By: /s/ Paul W. Whetsell
                                        --------------------------------------
                                        Paul W. Whetsell
                                        Chief Executive Officer and
                                        Chairman of the Board


Dated: March 13, 2000

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

     Signature                                Title                                                Date
     ---------                                -----                                                ----
                                   Chief Executive Officer and Chairman of the Board           March 13, 2000
 /s/   Paul W. Whetsell            of Directors (Principal Executive Officer)
_____________________________
       Paul W. Whetsell


 /s/   Steven D. Jorns             Vice Chairman of the Board of Directors                     March 13, 2000
_____________________________
       Steven D. Jorns


 /s/   Bruce G. Wiles              President and Director                                      March 13, 2000
_____________________________
       Bruce G. Wiles


                                   Chief Financial Officer (Principal Financial and            March 13, 2000
 /s/   John Emery                  Accounting Officer)
_____________________________
       John Emery

 /s/  James F. Dannhauser
_____________________________      Director                    March 13, 2000
      James F. Dannhauser


 /s/  Daniel L. Doctoroff
_____________________________      Director                    March 13, 2000
      Daniel L. Doctoroff


 /s/  William S. Janes
_____________________________      Director                    March 13, 2000
      William S. Janes


 /s/  Mahmood Khimji
_____________________________      Director                    March 13, 2000
      Mahmood Khimji


 /s/  H. Cabot Lodge III
_____________________________      Director                    March 13, 2000
      H. Cabot Lodge III


 /s/  James R. Worms
_____________________________      Director                    March 13, 2000
      James R. Worms