Form 10-Q
period 2000-03-31
MERISTAR HOSPITALITY CORP
filed 2000-05-12
CIK 1012967

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   (Mark One)

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended March 31, 2000 or

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

Yes  X  No


The number of shares of Common Stock, par value $0.01 per share, outstanding at May 9, 2000 was 46,148,472.

                        MERISTAR HOSPITALITY CORPORATION


                                     INDEX

                                                                Page
                                                                ----
PART I.   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

            Condensed Consolidated Balance Sheets -
            March 31, 2000 and December 31, 1999                   3

            Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 2000 and 1999             4

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2000 and 1999             5

            Notes to Condensed Consolidated Financial Statements   6


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS         10

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                           14

PART II.    OTHER INFORMATION                                     16

ITEM 5:     OTHER INFORMATION                                     16

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K                      16


PART I.    FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               March 31, 2000   December 31, 1999
                                                                               ---------------  ------------------
                                                                                 (unaudited)
Assets
   Investments in hotel properties                                                 $3,143,594          $3,118,723
   Accumulated depreciation                                                          (207,918)           (182,430)
                                                                                   ----------   -----------------
                                                                                    2,935,676           2,936,293
   Cash and cash equivalents                                                                -               2,556
   Accounts receivable, net                                                             2,420               1,328
   Prepaid expenses, inventory and other                                                7,652               9,137
   Note receivable from Lessee                                                              -              57,110
   Due from Lessee                                                                     23,725              11,476
   Investments in and advances to affiliates                                           40,518              40,085
   Restricted cash                                                                     14,984              17,188
   Intangible assets, net of accumulated amortization
     of 6,697 and $5,742                                                           $   17,788              19,028
                                                                                   ----------   -----------------
                                                                                   $3,042,763          $3,094,201
                                                                                   ==========   =================

Liabilities, Minority Interests and Stockholders' Equity
   Accounts payable                                                                $    1,795          $      886
   Accrued expenses and other liabilities                                              96,593              57,169
   Accrued interest                                                                    27,127              31,380
   Income taxes payable                                                                   647                 730
   Dividends and distributions payable                                                 26,329              26,263
   Deferred income taxes                                                                9,408               9,345
   Long-term debt                                                                   1,629,672           1,676,771
                                                                                   ----------   -----------------
   Total liabilities                                                                1,791,571           1,802,544
                                                                                   ----------   -----------------
Minority interests                                                                    121,028             121,055
Stockholders' Equity:
   Common stock, par value $0.01 per share
            Authorized, - 250,000 shares
            Issued - 48,374 and 47,664 shares                                             484                 477
   Preferred stock, par value $0.01 per share
            Authorized, - 100,000 shares                                                    -                   -
   Additional paid-in capital                                                       1,175,370           1,164,750
   Retained earnings                                                                   (9,827)             16,874
   Accumulated other comprehensive income                                              (5,402)             (5,247)
   Unearned stock-based compensation                                                  (10,109)                  -
   Less common stock held in treasury - 1,316 and 407
      shares                                                                          (20,352)             (6,252)
                                                                                   ----------   -----------------
   Total stockholders' equity                                                       1,130,164           1,170,602
                                                                                   ----------   -----------------
                                                                                   $3,042,763          $3,094,201
                                                                                   ==========   =================

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         Three Months Ended
                                                             March 31,
                                                             ---------
                                                            2000       1999
                                                         -------    -------
Revenue:
  Participating lease revenue                            $65,523    $62,811
  Office rental and other revenues                         1,577      1,282
                                                         -------    -------
Total revenue                                             67,100     64,093
                                                         -------    -------

Office rental and other operating expenses                   606        496
Administrative and general                                 1,771      1,535
Property taxes, insurance and other                       12,691     13,602
Depreciation and amortization                             26,630     23,888
                                                         -------    -------
Total operating expenses                                  41,698     39,521
                                                         -------    -------
Net operating income                                      25,402     24,572

Interest expense, net                                     28,760     24,089
                                                         -------    -------
Income before minority interests, income taxes and
  extraordinary gain                                      (3,358)       483

Minority interests                                           138        208
                                                         -------    -------
Income before income taxes and extraordinary gain         (3,496)       275

Income taxes                                                 (70)         8
                                                         -------    -------
Income before extraordinary gain                          (3,426)       267

Extraordinary gain on early extinguishment of debt,
  net of tax effect of $62                                (3,054)         -
                                                         -------    -------
Net income                                               $  (372)   $   267
                                                         =======    =======
Earnings per share:

  Basic:
    Income before extraordinary gain                     $ (0.07)     $0.01
    Extraordinary gain                                      0.06          -
                                                         -------    -------
    Net income                                           $ (0.01)     $0.01
                                                         =======    =======
  Diluted:
    Income before extraordinary gain                     $ (0.07)   $     -
    Extraordinary gain                                      0.06          -
                                                         -------    -------
    Net income                                           $ (0.01)   $     -
                                                         =======    =======

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

                                                                     Three Months Ended
                                                                          March 31,
                                                                     ------------------
                                                                   2000                   1999
                                                               --------               --------
Operating activities:
Net income                                                    $   (372)               $    267

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                  26,630                  23,888
 Extraordinary gain on early extinguishment of debt,
   before tax effect                                            (3,116)                      -
 Minority interests                                                138                     208
 Deferred income taxes                                              63                       4

 Changes in operating assets and liabilities:
  Accounts receivable, net                                      (1,092)                  2,553
  Prepaid expenses, inventory and other                          1,485                    (804)
  Income tax receivable                                              -                      26
  Accounts payable                                                 909                   3,068
  Accrued expenses and other liabilities                        39,424                  28,779
  Accrued interest                                              (4,253)                    634
  Income tax payable                                               (83)                      -
  Due from Lessee                                              (12,249)                (17,926)
                                                               --------               --------

Net cash provided by operating activities,                      47,484                  40,697
                                                              --------                --------
Investing activities:
 Investment in hotel properties, net                           (24,849)                (49,780)
 Purchases of intangible assets                                     -                   (1,334)
 Investments in and advances to affiliates, net                   (433)                (31,904)
 Repayment of notes receivable                                  57,110                  10,000
 Change in restricted cash                                       2,204                     537
                                                              --------                --------
Net cash provided by (used in) investing activities             34,032                 (72,481)
                                                              --------                --------

Financing activities:
 Deferred costs                                                    (49)                   (688)
 Proceeds from issuance of long-term debt                       45,097                  86,976
 Principal payments on long-term debt                          (89,080)                 (1,000)
 Proceeds from issuance of common stock, net                       463                     267
 Purchase of treasury stock                                    (14,100)                      -
 Dividends paid to stockholders                                (26,261)                (25,998)
 Distributions to minority investors                              (141)                   (162)
                                                              --------                --------

Net cash (used in) provided by financing activities            (84,071)                 59,395
                                                              --------                --------
Effect of exchange rate changes on cash and cash equivalents        (1)                     (2)
                                                              --------                --------
Net (decrease) increase in cash and cash equivalents            (2,556)                 27,609
Cash and cash equivalents, beginning of period                   2,556                   4,180
                                                              --------                --------

Cash and cash equivalents, end of period                      $      -                $ 31,789
                                                              ========                ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  ORGANIZATION

MeriStar Hospitality Corporation (the "Company") was formed on August 3, 1998, as a result of the merger (the "Merger") of CapStar Hotel Company ("CapStar") with and into American General Hospitality Corporation ("AGH"), a Maryland corporation operating as a real estate investment trust ("REIT"). The Company owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada.
Substantially all of the Company's hotels are leased to and operated by MeriStar Hotels & Resorts, Inc. ("OpCo"). As of March 31, 2000, the Company owned 116 hotels with 29,348 rooms.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

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

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of annual financial statements or in the notes to interim financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income of the Company includes net income and other comprehensive income from foreign currency items. For the three months ended March 31, 2000, net income (loss) was $(372), other comprehensive income (loss), net of tax, was $(155) and comprehensive income (loss) was $(527). For the three months ended March 31, 1999, net income was $267, other comprehensive income
(loss), net of tax, was $(586) and comprehensive income (loss) was $(319).

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires a public entity to report selected information about operating segments in financial reports issued to shareholders. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one operating segment. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Revenues for Canadian operations totaled $1,425 and $1,418 for the three months ended March 31, 2000 and 1999, respectively.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 addresses lessor revenue recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified sales target. SAB No. 101 requires the deferral of contingent rental income until the specified targets are met. This accounting pronouncement relates only to the Company's recognition of lease revenue in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under the Company's leases. During 1999, the Company's interim financial results were reported in accordance with the requirements of SAB No.
101. The effect of SAB No. 101 was to defer recognition of contingent rental income of $32,679 and $29,384 for the three months ended March 31, 2000 and 1999, respectively. These amounts are included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which amended SFAS No. 133 to defer the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently in the process of evaluating the effect this new standard will have on its financial statements.

3.  NOTE RECEIVABLE FROM LESSEE

On March 1, 2000, OpCo repaid the remaining balance of $57,100 on its revolving credit agreement with the Company. The revolving credit agreement was also amended to reduce the maximum borrowing limit from $75,000 to $50,000. Any amounts outstanding will bear interest at the rate of the 30-day London Interbank Offered Rate plus 350 basis points.

4.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                     March 31, 2000  December 31, 1999
                                     --------------  -----------------
 New Credit Facility...............      $  883,000         $  908,000
 New Secured Facility..............         327,887            328,954
 Subordinated Notes................         202,138            202,041
 Convertible Notes.................         154,300            172,500
 Mortgage debt and other...........          62,347             65,276
                                         ----------         ----------
                                         $1,629,672         $1,676,771
                                         ==========         ==========

As of March 31, 2000 the Company has repurchased $18,200 of its Convertible Notes at a discount. This resulted in an extraordinary gain of $3,116 ($3,054, net of tax effect).

As of March 31, 2000 aggregate future maturities of the above obligations are as follows:

  2000........................................   $    8,039
  2001........................................       28,251
  2002........................................       47,896
  2003........................................      651,589
  2004........................................      361,168
  Thereafter..................................      532,729
                                                 ----------
                                                 $1,629,672
                                                 ==========

5.  DIVIDENDS AND DISTRIBUTIONS PAYABLE

On March 20, 2000, the Company declared a dividend for the three months ended March 31, 2000 of $0.505 per share of common stock ("Common Stock") and per unit of limited partnership interest ("OP Unit") in the Company's subsidiary operating partnership. The dividend was paid on April 28, 2000.

6.    EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share ("EPS"):
                                                                   Three Months Ended
                                                                   ------------------
                                                                        March 31,
                                                                      -------------
                                                                  2000                  1999
                                                               -------               -------
BASIC EPS
 COMPUTATION:
  Income before extraordinary gain                            $(3,426)               $   267
  Weighted average number
   of shares of Common
   Stock outstanding                                           47,084                 46,796
                                                              -------                -------
Basic EPS before extraordinary gain                           $ (0.07)               $  0.01
                                                              =======                =======
DILUTED EPS
 COMPUTATION:
  Income before extraordinary gain                            $(3,426)               $   267
  Minority interest, net of tax                                     -                   (120)
                                                              -------                -------
  Adjusted net income                                         $(3,426)               $   147
                                                              =======                =======
  Weighted average number
   of shares of Common
  Stock outstanding                                            47,084                46,796
  Common stock equivalents-
   OP Units                                                         -                   672
  Common stock equivalents-
   Stock options                                                    -                    87
                                                              -------               -------
  Total weighted average number
   of diluted shares of
   Common Stock outstanding                                    47,084                47,555
                                                              =======               =======
Diluted EPS before extraordinary gain                         $ (0.07)              $     -
                                                              =======               =======


7.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                          2000                1999
                                                       -------             -------
 Cash paid for interest and income taxes:
 Interest, net of capitalized interest of
 $1,743 and $2,610,  respectively..............        $33,013             $23,456
 Income taxes..................................             13                  55

 Non-cash investing and financing activities:

 Deferred financing costs written-off                      334                   -
 OP Units issued in purchase of property and
 equipment.....................................              -               1,488
 Conversion of OP Units to Common Stock                     25                   1
 Dividends reinvested                                       23                   -
 Issuance of restricted stock                           10,109


8.  PARTICIPATING LEASE AGREEMENTS

The Company's Participating Leases have noncancelable remaining terms ranging from 9 to 11 years, subject to earlier termination on the occurrence of certain contingencies, as defined in the Participating Leases. The rent due under each Participating Lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Total lease payments on all of the Company's leases were $92,754 and $92,145 for the three months ended March 31, 2000 and 1999, respectively. Lease payments from OpCo for the three months ended March 31, 2000 and 1999 were $88,196 and $87,606, respectively.

9.  STOCK-BASED COMPENSATION

In December 1999, the Company's Compensation Committee approved the grant of common stock and other equity compensation to certain of the Company's employees.

As of March 31, 2000, the Company had granted 595,000 shares of common stock, subject to certain restrictions. The restricted stock is valued at the market value at the date of grant and vests ratably over a three-year period. The issuance of restricted stock has resulted in $10,109 of unearned stock-based compensation which is recorded as a reduction to stockholders' equity on the Company's condensed consolidated balance sheet as of March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

MeriStar Hospitality Corporation (the "Company") owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada. Substantially all of the Company's hotels are leased to and operated by MeriStar Hotel & Resorts, Inc. ("OpCo"), an affiliated entity. As of March 31, 2000, the Company owned 116 hotels with 29,348 rooms, 108 of which are leased and operated by OpCo.

On August 3, 1998, CapStar Hotel Company ("CapStar") merged (the "Merger") with and into American General Hospitality Corporation ("AGH"), with the surviving entity being named MeriStar Hospitality Corporation. In conjunction with the Merger, CapStar also distributed on a pro rata basis to its stockholders all of the capital stock of OpCo, which consisted of CapStar's hotel operations (including leased hotels) and management business (the "Spin-Off").

In order to maintain its tax status as a Real Estate Investment Trust ("REIT"), the Company has not been permitted to engage in the operations of its hotel properties. To comply with this requirement, the Company has leased all of its real property to third-party lessee/managers - OpCo and Prime Hospitality. In December 1999, the REIT Modernization Act (the "RMA") became law. The RMA now permits the Company to create a taxable REIT subsidiary (the "TRS"), which will be subject to taxation similar to a C-Corporation. The TRS will be allowed to lease the real property owned by the Company.

The RMA does not permit a REIT to establish a TRS until January 1, 2001. Also, although a TRS can lease real property from a REIT, it will be restricted from being involved in certain activities prohibited by the RMA. First, a TRS will not be permitted to manage the properties itself; it will need to enter into an "arms length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners. Second, a TRS will not be permitted to lease a property that contains gambling operations. Third, a TRS will be restricted from owning a brand or franchise.

The Company believes that establishing a TRS to lease its properties will provide a more efficient alignment of and ability to capture the economic interests of property ownership. The Company has established a subcommittee of independent members of the Board of Directors to negotiate the transfer of its existing leases with OpCo to the Company's TRS. Since this process is a significant change from the business structure the Company has maintained as a REIT, it is not currently possible to predict the outcome of these negotiations. The amount of consideration, if any, to be exchanged between the Company and OpCo is subject to completion of these negotiations. The Company intends to conclude these negotiations during 2000 and to transfer those leases to its TRS
effective January 1, 2001.   Concurrent with the transfer of the leases to the
TRS, the Company expects to enter into management agreements with OpCo to manage its properties in accordance with the RMA rules described above.

FINANCIAL CONDITION

MARCH 31, 2000 COMPARED WITH DECEMBER 31, 1999

Total assets decreased by $51.4 million to $3,042.8 million at March 31, 2000 from $3,094.2 million at December 31, 1999. This decrease was due mainly to OpCo's repayment of the note receivable from lessee offset by net additional investments in hotel properties.

Total liabilities decreased by $10.9 million to $1,791.6 million at March 31, 2000 from $1,802.5 million at December 31, 1999. This decrease was due mainly to a decrease in long-term debt partially offset by the effect of deferring $32.7 million of revenue under the provisions of Staff Accounting Bulletin ("SAB") No.
101. Long-term debt decreased by $47.1 million to $1,629.7 million at March 31, 2000 from $1,676.8 million at December 31, 1999 as a result of net repayments on the New Credit Facility and the repurchase of the Company's Convertible Notes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED March 31,
1999.

Total revenue increased by $3.0 million to $67.1 million in the three months ended March 31, 2000 from $64.1 million in the three months ended March 31, 1999. This increase was primarily attributable to an increase in participating lease revenue resulting from an increase in room rates obtained at our hotels under lease. On a pro forma basis for the quarter, revenue per available room ("RevPAR"), same-store average daily rate ("ADR") and occupancy were as follows.


                 2000              1999               Change
               ---------        ----------           --------
RevPAR          $ 78.72           $ 76.22               3.3%
ADR             $111.45           $107.09               4.1%
Occupancy          70.6%             71.2%            (0.8)%

Net interest expense increased to $28.8 million for the three months ended March 31, 2000 from $24.1 million for the same period in 1999. This increase was attributable to the increase in interest rates during 1999 and 2000, partially offset by a lower average debt balance during the first quarter of 2000.

The White Paper on Funds From Operations ("FFO") approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. Extraordinary items under GAAP are excluded from the calculation of FFO. The Company believes that FFO is helpful to investors as a measure of the performance of an equity real estate investment trust ("REIT") because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

The following is a reconciliation between net income before extraordinary items and diluted FFO for the three month periods ended March 31, 2000 and 1999 (in thousands):

                                               Three Months Ended      Three Months Ended
                                                 March 31, 2000          March 31, 1999
                                               -------------------     ------------------
Income before extraordinary gain                     $(3,426)                $   267

Minority interest to Common OP Unit Holders               (4)                     45

Interest on convertible debt                           1,991                   2,093

Hotel depreciation and amortization                   25,698                  23,023
                                                     -------                 -------

Diluted FFO                                          $24,259                 $25,428
                                                     =======                 =======


In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 addresses lessor revenue recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified sales target. SAB No. 101 requires the deferral of contingent rental income until specified targets are met. This accounting pronouncement relates only to the Company's recognition of lease revenue in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under the Company's leases. The effect of SAB No. 101 is to defer recognition of additional contingent rental income of $32,679 and $29,384 for the three months ended March 31, 2000 and 1999, respectively. These amounts are included in accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

The effect of SAB No. 101 on the Company's financial statements is as follows:





                                          Three Months Ended March 31, 2000
                                         ----------------------------------
                                   Prior to Effect      Effect     After Effect
                                          of              of            of
                                     SAB No. 101     SAB No. 101    SAB No. 101
                                   ----------------  ------------  -------------
Net operating income                     $ 58,081      $(32,679)      $ 25,402
Interest expense                          (28,760)            -        (28,760)
Minority interests                         (2,949)        2,811           (138)
Income taxes                                 (527)          597             70
Extraordinary gain, net of tax              3,054             -          3,054
                                         --------      --------       --------
Net income                               $ 28,899      $(29,271)      $   (372)
                                         ========      ========       ========
Diluted funds from operations            $ 56,341      $(32,082)      $ 24,259
                                         ========      ========       ========
Retained Earnings                        $ 19,444      $(29,271)      $ (9,827)
                                         ========      ========       ========





                                       Three Months Ended March 31, 1999
                                       ---------------------------------
                                 Prior to Effect      Effect     After Effect
                                        of              of            of
                                   SAB No. 101     SAB No. 101    SAB No. 101
                                 ----------------  ------------  -------------

Net operating income                    $ 53,956      $(29,384)      $ 24,572
Interest expense                         (24,089)            -        (24,089)
Minority interests                        (3,104)        2,896           (208)
Income taxes                                (821)          813             (8)
                                        --------      --------       --------
Net income                              $ 25,942      $(25,675)      $    267
                                        ========      ========       ========
Diluted funds from operations           $ 53,999      $(28,571)      $ 25,428
                                        ========      ========       ========

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. The Company expects to fund its continuing operations through cash generated by its participating leases. The Company also expects to finance hotel acquisitions and joint venture investments through a combination of internally generated cash, external borrowings, and the issuance of units of the Company's subsidiary operating partnership and/or common stock. Additionally, the Company must, in order to maintain favorable tax treatment accorded to a REIT under the Internal Revenue Code, distribute to stockholders at least 95% of its REIT taxable income. The Company expects to fund such distributions through cash generated from operations, borrowings on the Company's credit facilities or through its preferred return on its investment in MeriStar Investment Partners.

Operating activities provided $47.5 million of net cash in the three months ended March 31, 2000 mainly due to higher levels of accrued expenses and other liabilities. Investing activities provided $34.0 million of cash during the first three months of 2000, primarily due to the repayment of the note receivable from OpCo offset by capital expenditures. Net cash used in financing activities of $84.1 million resulted primarily from dividends paid, repurchase of Company stock and net repayments on the Company's credit facilities.

At March 31, 2000 and May 9, 2000, the Company had $114.0 million and $64.0 million, respectively, available under the New Credit Facility.

Capital for renovation work is expected to be provided by a combination of internally generated cash and external borrowings. Once initial renovation programs for a hotel are completed, the Company expects to spend approximately 4% annually of hotel revenues for ongoing capital expenditure programs, including room and facilities refurbishments, renovations, and furniture and equipment replacements. During the three months ended March 31, 2000, the Company spent approximately $24.8 million on capital expenditures. The Company expects to spend approximately $47.0 million during the remainder of 2000 to complete initial renovation programs and to fund ongoing capital expenditures for its hotels.

The Company's Board of Directors has authorized the Company to repurchase up to five million shares of its common stock from time to time in open market or privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. The Company expects the program to be funded primarily through selected asset sales. As of March 31, 2000, the Company has repurchased a total of 1,316,200 shares for $20.4 million.

The Company believes cash generated by operations, together with borrowing capacity under its credit facilities will be sufficient to fund its existing working capital, ongoing capital expenditures, and debt service requirements. The Company believes, however, that its future capital decisions will also be made in response to specific acquisition and/or investment opportunities, depending on conditions in the capital and other financial markets. Accordingly, the Company may consider increasing its borrowing capacity or issuing additional debt or equity securities, the proceeds of which could be used to finance acquisitions or investments, to refinance existing debt, or repurchase common stock.

SEASONALITY

Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. For resort properties, demand is generally higher in winter and early spring. Since the majority of the Company's hotels are non-resort properties, the Company's operations generally reflect non-resort seasonality patterns. Excluding the effect of SAB No. 101, the Company has lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

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

The table below presents the principal amounts (in thousands of dollars) for the Company's fixed and variable rate debt instruments, weighted-average interest rates, and fair values by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Company considers all of its debt instruments to be non-trading.

                                                             Long-term Debt
                            -----------------------------------------------------------------------------
                                                      Average            Variable             Average
Expected Maturity               Fixed Rate         Interest Rate           Rate            Interest Rate
------------------------    ----------------    -----------------     ---------------      --------------
2000                                $  7,039                  8.0%           $  1,000                 7.5%
2001                                  11,251                  8.0%             17,000                 7.5%
2002                                  15,896                  8.1%             32,000                 7.5%
2003                                   8,589                  7.9%            643,000                 7.8%
2004                                 171,168                  5.1%            190,000                 7.5%
Thereafter                           532,729                  8.1%                  -                 N/A
                            ----------------    -----------------     ---------------      --------------
Total                               $746,672                  7.4%           $883,000                 7.7%
                            ================    =================     ===============      ==============
Fair Value at 3/31/00               $683,577                                 $883,000
                            ================                          ===============


In anticipation of the August 1999 completion the New Secured Facility, the Company entered into two separate hedge transactions during July 1999. Upon completion of the New Secured Facility, the Company terminated the underlying treasury lock agreements, resulting in a net payment to the Company of $5.1 million. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the New Secured Facility is 7.76%.

During September 1999, the Company entered into two separate $100 million swap agreements with financial institutions in order to hedge against the impact future interest rate fluctuations may have on the Company's existing floating rate debt instruments. The swap agreements replaced two $100 million swap agreements that were to expire in November 1999. The swap agreements effectively fix 30-day LIBOR at 6.0%. During the period ended March 31, 2000, the Company received $27,000 relating to these hedges. These amounts are included in interest expense. The hedge agreements terminate in September 2001.

During 1998, the Company entered into six separate $100 million swap agreements. The swap agreements effectively fix 30-day LIBOR at between 4.9% and 5.4%. During the periods ended March 31, 2000 and 1999, the Company (received) made net payments of $(674,000) and $233,000, respectively, relating to these hedges. These amounts are included in interest expense. The hedge agreements terminate at various times between November 1999 and September 2000.

Additionally, in anticipation of the August 1997 offering of $150 million aggregate principal amount of its 8.75% senior subordinated notes due 2007 (the "Subordinated Notes"), the Company entered into separate hedge transactions during June and July 1997. Upon completion of the Subordinated Notes offering, the Company terminated the underlying swap agreements, resulting in a net payment to the Company of $836,000. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the Subordinated Notes is 8.69%.

Although the Company conducts business in Canada, the Canadian operations were not material to the Company's consolidated financial position, results of operations or cash flows as of March 31, 2000 and 1999. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the three months ended March 31, 2000 and 1999. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II. OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

Forward-Looking Statements

Certain statements in this Form 10-Q and in the future filings by the Company with the SEC, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include: the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage rapid expansion; changes in economic cycles; competition from other hospitality companies; and changes in the laws and governmental regulations applicable to the Company.

ITEM 6:  EXHIBITS AND REPORTS ON FORM  8-K

(a) Exhibits.

10.14 -- Form of MeriStar Hospitality Corporation Profits-Only Operating Partnership Units Plan

   27 -- Financial Data Schedule

                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MeriStar Hospitality Corporation



Dated: May 9, 2000                    /s/ John Emery
                                      --------------------------
                                      John Emery
                                      Chief Operating Officer