Form 10-Q
period 2000-06-30
MERISTAR HOSPITALITY CORP
filed 2000-08-10
CIK 1012967

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   (Mark One)

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended June 30, 2000 or

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

Yes  X  No


The number of shares of Common Stock, par value $0.01 per share, outstanding at August 8, 2000 was 45,988,691.

                        MERISTAR HOSPITALITY CORPORATION


                                     INDEX

                                                                      Page
                                                                      ----
PART I.     FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS (UNAUDITED)

            Condensed Consolidated Balance Sheets -
            June 30, 2000 and December 31, 1999                        3

            Condensed Consolidated Statements of Operations -
            Three Months and Six Months Ended June 30, 2000 and 1999   4

            Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 2000 and 1999                    5

            Notes to Condensed Consolidated Financial Statements       6


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS             10

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                               15

PART II.    OTHER INFORMATION                                         17

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                   17

ITEM 5:     OTHER INFORMATION                                         17

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K                          17

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               June 30, 2000   December 31, 1999
                                                                               --------------  ------------------
                                                                                (unaudited)
Assets
    Investments in hotel properties                                               $3,164,046          $3,118,723
    Accumulated depreciation                                                        (232,136)           (182,430)
                                                                                  ----------   -----------------
                                                                                   2,931,910           2,936,293
    Cash and cash equivalents                                                            603               2,556
    Accounts receivable, net                                                           4,966               1,328
    Prepaid expenses and other                                                           842               9,137
    Note receivable from Lessee                                                            -              57,110
    Due from Lessee                                                                   22,925              11,476
    Investments in and advances to affiliates                                         45,596              40,085
    Restricted cash                                                                   18,665              17,188
    Intangible assets, net of accumulated amortization
      of $7,707 and $5,742                                                            18,141              19,028
                                                                                  ----------   -----------------
                                                                                  $3,043,648          $3,094,201
                                                                                  ==========   =================

Liabilities, Minority Interests and Stockholders' Equity
   Accounts payable, accrued expenses and other liabilities                       $  134,952          $   58,055
   Accrued interest                                                                   30,236              31,380
   Income taxes payable                                                                  615                 730
   Dividends and distributions payable                                                25,331              26,263
   Deferred income taxes                                                               9,401               9,345
   Long-term debt                                                                  1,632,490           1,676,771
                                                                                  ----------   -----------------
Total liabilities                                                                  1,833,025           1,802,544
                                                                                  ----------   -----------------
Minority interests                                                                   114,459             121,055
Stockholders' Equity:
   Preferred stock, par value $0.01 per share
             Authorized - 100,000 shares                                                   -                   -
   Common stock, par value $0.01 per share
            Authorized - 250,000 shares
            Issued - 48,385 and 47,664 shares                                            484                 477
   Additional paid-in capital                                                      1,175,680           1,164,750
   Retained earnings                                                                 (24,734)             16,874
   Accumulated other comprehensive income                                             (5,781)             (5,247)
   Unearned stock-based compensation                                                  (8,765)                  -
   Less common stock held in treasury - 2,398 and 407
      shares                                                                         (40,720)             (6,252)
                                                                                  ----------   -----------------
   Total stockholders' equity                                                      1,096,164           1,170,602
                                                                                  ----------   -----------------
                                                                                  $3,043,648          $3,094,201
                                                                                  ==========   =================

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     Three Months Ended  Six Months Ended
                                                          June 30,            June 30,
                                                          --------            --------
                                                        2000      1999      2000      1999
                                                        ----      ----      ----      ----
Revenue:
  Participating lease revenue                        $79,508   $71,979  $145,031  $134,790
  Office rental and other revenues                     2,031     2,076     3,608     3,358
                                                     -------   -------  --------  --------

Total revenue                                         81,539    74,055   148,639   138,148
                                                     -------   -------  --------  --------

Operating expenses:
  Office rental and other operating expenses             737       488     1,343       984
  Administrative and general                           2,379     1,208     4,150     2,743
  Property taxes, insurance and other                 12,402    12,413    25,093    26,015
  Depreciation and amortization                       28,113    24,578    54,743    48,466
                                                     -------   -------  --------  --------

Total operating expenses                              43,631    38,687    85,329    78,208
                                                     -------   -------  --------  --------

Net operating income                                  37,908    35,368    63,310    59,940

Interest expense, net                                 29,657    26,407    58,417    50,496
                                                     -------   -------  --------  --------

Income before minority interests, income taxes,
  gain on sale of assets and extraordinary gain        8,251     8,961     4,893     9,444

Minority interests                                     1,109     1,638     1,247     1,846
                                                     -------   -------  --------  --------

Income before income taxes, gain on sale of
  assets and extraordinary gain                        7,142     7,323     3,646     7,598

Income taxes                                             143       144        73       152
                                                     -------   -------  --------  --------

Income before gain on sale of assets and
  extraordinary gain                                   6,999     7,179     3,573     7,446

Gain on sale of assets, net of tax effect of $70       3,425         -     3,425         -

Extraordinary gain on early extinguishment
  of debt, net of tax effect of $62                        -         -     3,054         -
                                                     -------   -------  --------  --------

Net income                                           $10,424   $ 7,179  $ 10,052  $  7,446
                                                     =======   =======  ========  ========

Earnings per share:

    Basic:
    Income before extraordinary gain                 $  0.22   $  0.15  $   0.14  $   0.16
    Extraordinary gain                                     -         -      0.07         -
                                                     -------   -------  --------  --------

    Net income                                       $  0.22   $  0.15  $   0.21  $   0.16
                                                     =======   =======  ========  ========

    Diluted:
    Income before extraordinary gain                 $  0.22   $  0.15  $   0.14  $   0.16
    Extraordinary gain                                     -         -      0.07         -
                                                     -------   -------  --------  --------

    Net income                                       $  0.22   $  0.15  $   0.21  $   0.16
                                                     =======   =======  ========  ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

                                                                   Six Months Ended
                                                                       June 30,
                                                                       --------
                                                                     2000        1999
                                                                     ----        ----
Operating activities:
Net income                                                      $  10,052   $   7,446

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                     54,743      48,466
 Gain on sale of assets, before tax effect                         (3,495)          -
 Extraordinary gain on early extinguishment of debt,
   before tax effect                                               (3,116)          -
 Minority interests                                                 1,247       1,846
 Amortization of unearned stock based compensation                    395           -
 Deferred income taxes                                                 56          38

 Changes in operating assets and liabilities:
  Accounts receivable, net                                         (3,638)        686
  Prepaid expenses and other                                        8,295         (34)
  Due from Lessee                                                 (11,449)    (10,716)
  Accounts payable, accrued expenses and other liabilities         69,253      59,915
  Accrued interest                                                 (1,144)     (2,667)
  Income tax payable                                                 (115)        967
                                                                ---------   ---------

Net cash provided by operating activities                         121,084     105,947
                                                                ---------   ---------

Investing activities:
 Investment in hotel properties, net                              (61,243)    (90,964)
 Proceeds from disposition of assets                               24,148           -
 Purchases of intangible assets                                         -      (1,364)
 Investments in and advances to affiliates, net                    (5,511)    (31,898)
 Repayment of notes receivable                                     57,110      19,000
 Change in restricted cash                                         (1,477)       (783)
                                                                ---------   ---------

Net cash provided by (used in) investing activities                13,027    (106,009)
                                                                ---------   ---------

Financing activities:
 Deferred costs                                                    (1,412)       (752)
 Proceeds from issuance of long-term debt                         100,194      81,918
 Principal payments on long-term debt                            (141,359)     (2,132)
 Proceeds from issuance of common stock, net                        1,207       1,297
 Purchase of OP units                                              (7,535)          -
 Purchase of treasury stock                                       (34,468)          -
 Dividends paid to stockholders                                   (52,366)    (52,560)
 Distributions to minority investors                                 (303)       (282)
                                                                ---------   ---------

Net cash (used in) provided by financing activities              (136,042)     27,489
                                                                ---------   ---------

Effect of exchange rate changes on cash and cash equivalents          (22)         59
                                                                ---------   ---------
Net (decrease) increase in cash and cash equivalents               (1,953)     27,486
Cash and cash equivalents, beginning of period                      2,556       4,180
                                                                ---------   ---------

Cash and cash equivalents, end of period                        $     603   $  31,666
                                                                =========   =========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  ORGANIZATION

MeriStar Hospitality Corporation (the "Company") was formed on August 3, 1998, as a result of the merger (the "Merger") of CapStar Hotel Company ("CapStar") with and into American General Hospitality Corporation ("AGH"), a Maryland corporation operating as a real estate investment trust ("REIT"). The Company owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada.
Substantially all of the Company's hotels are leased to and operated by MeriStar Hotels & Resorts, Inc. ("OpCo"). As of June 30, 2000, the Company owned 114 hotels with 29,090 rooms.

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

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of annual financial statements or in the notes to interim financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income of the Company includes net income and other comprehensive income from foreign currency items. For the three and six months ended June 30, 2000, net income was $10,424 and $10,052, respectively, other comprehensive income, net of tax, was $(379) and $(534), respectively, and comprehensive income was $10,045 and $9,518, respectively. For the three and six months ended June 30, 1999, net income was $7,179 and $7,446, respectively, other comprehensive income, net of tax, was $1,383 and $797, repectively and comprehensive income was $8,562 and $8,243, respectively.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires a public entity to report selected information about operating segments in financial reports issued to shareholders. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one operating segment. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Revenues for Canadian operations totaled $1,753 and $3,178 for the three and six months ended June 30, 2000. Revenues for Canadian operations for the three and six months ended June 30, 1999, were $1,879 and $3,297 respectively.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 addresses lessor revenue recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified sales target. SAB No. 101 requires the deferral of contingent rental income until the specified targets are met. This accounting pronouncement relates only to the

Company's recognition of lease revenue in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under the Company's leases. During 1999, the Company's interim financial results were reported in accordance with the requirements of SAB No. 101. The effect of SAB No. 101 was to defer recognition of contingent rental income of $26,643 and $26,930 for the three months ended June 30, 2000 and 1999, respectively. Contingent rental income of $59,322 and $56,314 was deferred for the six months ended June 30, 2000 and 1999, respectively. As of June 30, 2000 and 1999, these amounts are included in accounts payable, accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which amended SFAS No. 133 to defer the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 which provides additional guidance and amendments to SFAS No. 133. The Company is currently in the process of evaluating the effect this new standard will have on its financial statements.

3.  NOTE RECEIVABLE FROM LESSEE

On March 1, 2000, OpCo repaid the remaining balance of $57,100 on its revolving credit agreement with the Company. The revolving credit agreement was also amended to reduce the maximum borrowing limit from $75,000 to $50,000. Any amounts outstanding will bear interest at the rate of the 30-day London Interbank Offered Rate plus 350 basis points.

4.  LONG-TERM DEBT


Long-term debt consisted of the following:

                                                 June 30, 2000   December 31, 1999
                                                 --------------  -----------------
 New Credit Facility........................      $  888,000           $908,000
 New Secured Facility.......................         326,798            328,954
 Subordinated Notes.........................         202,235            202,041
 Convertible Notes..........................         154,300            172,500
 Mortgage debt and other....................          61,157             65,276
                                                  ----------         ----------
                                                  $1,632,490         $1,676,771
                                                  ==========         ==========

As of June 30, 2000 the Company has repurchased $18,200 of its Convertible Notes at a discount. This resulted in an extraordinary gain of $3,116 ($3,054, net of tax effect).

As of June 30, 2000 aggregate future maturities of the above obligations are as follows:

2000 .....................        $    5,459
2001 .....................            28,194
2002 .....................            47,896
2003 .....................           656,589
2004 .....................           361,168
Thereafter ...............           533,184
                                  ----------
                                  $1,632,490
                                  ==========

5.  DIVIDENDS AND DISTRIBUTIONS PAYABLE

On June 21, 2000, the Company declared a dividend for the three months ended June 30, 2000 of $0.505 per share of common stock ("Common Stock") and per unit of limited partnership interest ("OP Unit") in the Company's subsidiary operating partnership. The dividend was paid on July 31, 2000.

6.  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share ("EPS"):

                                                    Three Months Ended                  Six Months Ended
                                                    ------------------                  ----------------
                                                        June 30,                           June 30,
                                                        --------                           --------
                                                 2000              1999              2000              1999
                                                 ----              ----              ----              ----
BASIC EPS
 COMPUTATION:
  Income before extraordinary gain             $10,424           $ 7,179           $ 6,998           $ 7,446
  Dividends paid on unvested
   restricted stock                               (288)               --              (335)               --
                                               -------           -------           -------           -------
  Income available to common shareholders       10,136             7,179             6,663             7,446
  Weighted average number
   of shares of Common
   Stock outstanding                            45,480            47,343            45,997            47,069
                                               -------           -------           -------           -------
Basic EPS before extraordinary gain            $  0.22           $  0.15           $  0.14           $  0.16
                                               =======           =======           =======           =======

DILUTED EPS
 COMPUTATION:
 Income available to common shareholers        $10,136           $ 7,179           $ 6,663           $ 7,446
 Minority interest, net of tax                     647               387                --                --
                                               -------           -------           -------           -------

 Adjusted net income                           $10,783           $ 7,566           $ 6,663           $ 7,446
                                               =======           =======           =======           =======

 Weighted average number
  of shares of Common
  Stock outstanding                             45,480            47,343            45,997            47,069
 Common stock equivalents-
  OP Units                                       2,919             3,682                --                --
 Common stock equivalents-
  Stock options                                    243               316               149               179
                                               -------           -------           -------           -------
  Total weighted average number
  of diluted shares of
  Common Stock outstanding                      48,642            51,341            46,146            47,248
                                               =======           =======           =======           =======

Diluted EPS before extraordinary gain          $  0.22           $  0.15           $  0.14           $  0.16
                                               =======           =======           =======           =======

7.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         2000         1999
                                                         ----         ----
Cash paid for interest and income taxes:
Interest, net of capitalized interest of
$3,530 and $3,636,  respectively ..................    $59,471      $53,163
Income taxes ......................................        264          332

Non-cash investing and financing activities:

Deferred financing costs written-off ..............        334           --
OP Units issued in purchase of property and
equipment .........................................         --        1,488
Conversion of OP Units to Common Stock ............         24       22,675
Dividends reinvested ..............................         23           --
Issuance of restricted stock ......................      9,683           --
Deferred purchase price ...........................      8,000           --

8.  PARTICIPATING LEASE AGREEMENTS

The Company's Participating Leases have noncancelable remaining terms ranging from 9 to 11 years, subject to earlier termination on the occurrence of certain contingencies, as defined in the Participating Leases. The rent due under each Participating Lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Total lease payments on all of the Company's leases were $108,631 and $201,385 for the three and six months ended June 30, 2000. Total lease payments for the three and six months ended June 30, 1999 were $98,908 and $191,053, respectively. Lease payments from OpCo were $102,895 and $191,091 for the three and six months ended June 30, 2000. Lease payments from OpCo for the three and six months ended June 30, 1999 were $91,868 and $179,474, respectively.

9.  STOCK-BASED COMPENSATION

In December 1999, the Company's Compensation Committee approved the grant of common stock and other equity compensation to certain of the Company's employees.

As of June 30, 2000, the Company has granted 570,000 shares of restricted stock to employees. This restricted stock vests ratably over a three-year or five-year period. The issuance of restricted stock has resulted in $8,765 of unearned stock-based compensation recorded as a reduction to stockholders' equity on the Company's condensed consolidated balance sheet as of June 30, 2000.

10.  ACQUISITIONS AND DISPOSITIONS

On May 11, 2000, the Company sold three limited service hotels and received proceeds of $24,148. This resulted in a gain on sale of assets of $3,495 ($3,425, net of tax).

On May 31, 2000, the Company purchased a full service hotel for $19,400. Of the $19.400, $11,400 was paid in cash and $8,000 will be paid from the hotel's future cash flow. The acquisition was funded using existing cash and borrowings on the New Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

MeriStar Hospitality Corporation (the "Company") owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada. Substantially all of the Company's hotels are leased to and operated by MeriStar Hotel & Resorts, Inc. ("OpCo"), an affiliated entity. As of June 30, 2000, the Company owned 114 hotels with 29,090 rooms, 106 of which are leased and operated by OpCo.

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

In December 1999, the REIT Modernization Act (the "RMA") became law. The RMA will permit the Company to create a wholly-owned taxable REIT subsidiary (the "TRS"), which will be subject to taxation similar to a C-Corporation. The TRS will be allowed to lease the real property owned by the Company. Also, although a TRS can lease real property from a REIT, it will be restricted from being involved in certain activities prohibited by the RMA. First, a TRS will not be permitted to manage the properties itself; it will need to enter into an "arms length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners. Second, a TRS will not be permitted to lease a property that contains gambling operations. Third, a TRS will be restricted from owning a brand or franchise. The RMA does not permit a REIT to establish a TRS until January 1, 2001.

The Company believes that establishing a TRS to lease its properties will provide a more efficient alignment of and ability to capture the economic interests of property ownership. The Company has established a subcommittee of independent members of the Board of Directors to negotiate the transfer of its existing leases with OpCo to the Company's TRS. Concurrent with the transfer of the leases to the TRS, the Company expects to enter into management agreements with OpCo to manage its properties in accordance with the RMA rules described above. The Company and OpCo are currently in negotiations with regard to the conversion of the leases to management agreements. Neither the Company nor Opco expect to pay or receive consideration in connection with this transaction. The Company is aiming to conclude these negotiations during 2000 and transfer those leases to its TRS effective January 1, 2001.

FINANCIAL CONDITION

JUNE 30, 2000 COMPARED WITH DECEMBER 31, 1999

Total assets decreased by $50.6 million to $3,043.6 million at June 30, 2000 from $3,094.2 million at December 31, 1999. This decrease was due mainly to the Company repaying long-term debt from the cash generated from the sale of the three limited service hotels and OpCo's repayment of the note receivable, partially offset by the purchase of a full service hotel.

Total liabilities increased by $30.5 million to $1,833.0 million at June 30, 2000 from $1,802.5 million at December 31, 1999. This increase was due to the effect of deferring $59.3 million of revenue under the provisions of Staff Accounting Bulletin ("SAB") No. 101, an increase in accrued expenses and other liabilities based on the timing of payments and accruing $8.0 million of deferred purchase price for the hotel acquired by the Company. This increase was partially offset by $44.3 million in repayments of long-term debt using proceeds from the repayment of the note receivable and from the sale of the three limited service hotels.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999.

Total revenue increased by $7.4 million to $81.5 million in the three months ended June 30, 2000 from $74.1 million in the three months ended June 30, 1999. This increase was primarily attributable to an increase in participating lease revenue resulting from an increase in room rates obtained at our hotels under lease. On a pro forma basis for the quarter, revenue per available room ("RevPAR"), same-store average daily rate ("ADR") and occupancy were as follows.

                     2000              1999               Change
                     ----              ----               ------
RevPAR             $ 84.44           $ 78.86               7.1%
ADR                $109.46           $102.56               6.7%
Occupancy             77.1%             76.9%              0.3%

Net interest expense increased to $29.7 million for the three months ended June 30, 2000 from $26.4 million for the same period in 1999. This increase was attributable to the increase in interest rates during 1999 and 2000 on the Company's variable rate debt, partially offset by a lower average debt balance during the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999.

Total revenue increased by $10.5 million to $148.6 million in the six months ended June 30, 2000 from $138.1 million in the six months ended June 30, 1999. This increase was primarily attributable to an increase in participating lease revenue resulting from an increase in room rates obtained at our hotels under lease. On a pro forma basis for the six-month period, revenue per available room ("RevPAR"), same-store average daily rate ("ADR") and occupancy were as follows.

                     2000              1999                Change
                     ----              ----                ------
RevPAR             $ 81.59           $ 77.54               5.2%
ADR                $110.41           $104.71               5.4%
Occupancy             73.9%             74.0%            (0.1)%

Net interest expense increased to $58.4 million for the six months ended June 30, 2000 from $50.5 million for the same period in 1999. This increase was attributable to the increase in interest rates during 1999 and 2000 on the Company's variable rate debt, partially offset by a lower average debt balance during the first two quarters of 2000.

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

The following is a reconciliation between net income before the gain on the sale of assets and extraordinary gain and diluted FFO for the three and six month periods ended June 30, 2000 (in thousands):

                                               Three Months Ended  Six Months Ended
                                                 June 30, 2000      June 30, 1999
                                               ------------------  ----------------
Income before gain on sale of assets and
  extraordinary gain                                $ 6,999           $ 3,573

Minority interest to Common OP Unit Holders             968               964

Interest on convertible debt                          1,832             3,823

Hotel depreciation and amortization                  27,106            52,804
                                                    -------           -------

Diluted FFO                                         $36,905           $61,164
                                                    =======           =======

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 addresses lessor revenue recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified sales target. SAB No. 101 requires the deferral of contingent rental income until specified targets are met. This accounting pronouncement relates only to the Company's recognition of lease revenue in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under the Company's leases. The effect of SAB No. 101 was to defer recognition of contingent rental income of $26,643 and $26,930 for the three months ended June 30, 2000 and 1999, respectively. Contingent rental income of $59,322 and $56,314 was deferred for the six months ended June 30, 2000 and 1999, respectively. As of June 30, 2000 and 1999, these amounts are included in accounts payable, accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

The effect of SAB No. 101 on the Company's financial statements is as follows:


                                             Three Months Ended June 30, 2000
                                             --------------------------------

                                      Prior to Effect      Effect     After Effect
                                             of              of            of
                                        SAB No. 101     SAB No. 101    SAB No. 101
                                      ----------------  ------------  -------------
Net operating income                       $ 64,551      $(26,643)      $ 37,908
Interest expense                            (29,657)            -        (29,657)
Minority interests                           (3,209)        2,100         (1,109)
Income taxes                                   (634)          491           (143)
Gain on sale of assets, net of tax            3,425             -          3,425
                                           --------      --------       --------
Net income                                 $ 34,476      $(24,052)      $ 10,424
                                           ========      ========       ========

Diluted funds from operations              $ 63,057      $(26,152)      $ 36,905
                                           ========      ========       ========


                                              Three Months Ended June 30, 1999
                                              --------------------------------

                                      Prior to Effect      Effect      After Effect
                                             of              of             of
                                        SAB No. 101      SAB No. 101    SAB No. 101
                                      ----------------  -------------  -------------
Net operating income                       $ 62,298       $(26,930)      $ 35,368
Interest expense                            (26,407)             -        (26,407)
Minority interests                           (3,661)         2,023         (1,638)
Income taxes                                   (359)           215           (144)
                                           --------       --------       --------
Net income                                 $ 31,871       $(24,692)      $  7,179
                                           ========       ========       ========

Diluted funds from operations              $ 61,031       $(26,715)      $ 34,316
                                           ========       ========       ========


                                                Six Months Ended June 30, 2000
                                                ------------------------------

                                      Prior to Effect      Effect      After Effect
                                             of              of             of
                                        SAB No. 101      SAB No. 101    SAB No. 101
                                      ----------------  -------------  -------------
Net operating income                      $122,632       $(59,322)      $ 63,310
Interest expense                           (58,417)             -        (58,417)
Minority interests                          (6,158)         4,911         (1,247)
Income taxes                                (1,161)         1,088            (73)
Gain on sale of assets, net of tax           3,425              -          3,425
Extraordinary gain, net of tax               3,054              -          3,054
                                          --------       --------       --------
Net income                                $ 63,375       $(53,323)      $ 10,052
                                          ========       ========       ========

Diluted funds from operations             $119,398       $(58,234)      $ 61,164
                                          ========       ========       ========

Retained Earnings                         $ 29,589       $(53,323)      $(24,734)
                                          ========       ========       ========

                                                Six Months Ended June 30, 1999
                                                ------------------------------

                                      Prior to Effect      Effect      After Effect
                                             of              of             of
                                        SAB No. 101      SAB No. 101    SAB No. 101
                                      ----------------  -------------  -------------
Net operating income                      $116,254       $(56,314)      $ 59,940
Interest expense                           (50,496)             -        (50,496)
Minority interests                          (6,765)         4,919         (1,846)
Income taxes                                (1,180)         1,028           (152)
                                          --------       --------       --------
Net income                                $ 57,813       $(50,367)      $  7,446
                                          ========       ========       ========

Diluted funds from operations             $115,030       $(55,286)      $ 59,744
                                          ========       ========       ========

Retained Earnings                         $ 28,435       $(50,367)      $(21,932)
                                          ========       ========       ========

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. The Company expects to fund its continuing operations through cash generated by its participating leases. The Company also expects to finance hotel acquisitions and joint venture investments through a combination of cash generated from operations, external borrowings, and the issuance of units of the Company's subsidiary operating partnership and/or common stock. Additionally, the Company must, in order to maintain favorable tax treatment accorded to a REIT under the Internal Revenue Code, distribute to stockholders at least 95% of its REIT taxable income. The Company expects to fund such distributions through cash generated from operations, borrowings on the Company's credit facilities or through its preferred return on its investment in MeriStar Investment Partners.

Operating activities provided $121.1 million of net cash in the six months ended June 30, 2000. Investing activities provided $13.0 million of cash during the first six months of 2000, primarily due to the Company selling three hotels and the repayment of the note receivable from OpCo, offset by the purchase of one hotel and other capital expenditures. Net cash used in financing activities of $136.0 million resulted primarily from dividends paid, repurchase of Company stock and net repayments on the Company's credit facilities.

At June 30, 2000 and August 8, 2000, the Company had $109.0 million and $99.0 million, respectively, available under the New Credit Facility.

Capital for renovation work is expected to be provided by a combination of internally generated cash and external borrowings. Once initial renovation programs for a hotel are completed, the Company expects to spend approximately 4% annually of hotel revenues for ongoing capital expenditure programs, including room and facilities refurbishments, renovations, and furniture and equipment replacements. During the six months ended June 30, 2000, the Company spent approximately $38.5 million on capital expenditures.The Company expects to spend approximately $30.0 million during the remainder of 2000 to complete initial renovation programs and to fund ongoing capital expenditures for its hotels. The Company also spent $11.4 million to the buy a full-service hotel.

The Company's Board of Directors has authorized the Company to repurchase of up to five million shares of its common stock from time to time in open market or privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. The Company expects the program to be funded primarily through selected asset sales. As of June 30, 2000, the Company has repurchased a total of 2,397,576 shares for $40.7 million.

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

                                                             Long-term Debt
                            -----------------------------------------------------------------------------
                                                      Average                                   Average
Expected Maturity               Fixed Rate         Interest Rate        Variable Rate       Interest Rate
------------------------    ----------------    -----------------     ---------------      --------------
2000                                $  4,459                  8.3%           $  1,000                 7.3%
2001                                  11,194                  8.4%             17,000                 7.3%
2002                                  15,896                  8.5%             32,000                 7.3%
2003                                   8,589                  8.1%            648,000                 8.0%
2004                                 171,168                  5.1%            190,000                 7.3%
Thereafter                           533,184                  8.2%                  -                 N/A
                            ----------------    -----------------     ---------------      --------------
Total                               $744,490                  7.5%           $888,000                 7.8%
                            ================    =================     ===============      ==============

Fair Value at 6/30/00               $693,493                                 $888,000
                            ================                          ===============

During June 2000, the Company entered into two separate $100 million swap agreements with financial institutions in order to hedge against the impact future interest rate fluctuations may have on the Company's existing floating rate debt instruments. The swap agreement effectively fixes 30-day LIBOR between 7.1% and 7.2%. There were no payments made during the three and six months ended June 30, 2000 relating to these hedges. The swap agreements will replace two $100 million swap agreements that are to expire in September 2000. The hedge agreements terminate in June 2002.

In April 2000, the Company entered into a $100 million periodic swap agreement with a financial institution in order to hedge against the impact future interest rate fluctuations may have on the Company's existing floating rate debt instruments. The swap agreement effectively fixes 30-day London Interbank Offered Rate ("LIBOR") at 6.4%. If LIBOR is greater than or equal to 7.5% on the reset date, the amounts paid or received will be zero for that month. During the three months ended June 30, 2000 the Company has made net payments of $11,000 relating to this hedge. The amounts are included in interest expense. The hedge agreement expires in April 2003.

During September 1999, the Company entered into two separate $100 million swap agreements with financial institutions in order to hedge against the impact future interest rate fluctuations may have on the Company's existing floating rate debt instruments. The swap agreements replaced two $100 million swap agreements that were to expire in November 1999. The swap agreements effectively fix 30-day LIBOR at 6.0%. During the three and six months ended June 30, 2000, the Company received $149,000 and $175,000, respectively, relating to these hedges. These amounts are included in interest expense. The hedge agreements terminate in September 2001.

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

During 1998, the Company entered into six separate $100 million swap agreements. The swap agreements effectively fix

30-day LIBOR at between 4.9% and 5.4%. During the three months ended June 30, 2000 and 1999, the Company received (made) net payments of $770,000 and $(211,000), respectively, relating to these hedges. During the six months ended June 30, 2000 and 1999, the Company received net payments of $1,445,000 and $22,000, respectively. These amounts are included in interest expense. The hedge agreements terminate at various times between November 1999 and September 2000. As of June 30, 2000, there are three swap agreeements which have not yet expired.

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

Although the Company conducts business in Canada, the Canadian operations were not material to the Company's consolidated financial position, results of operations or cash flows during the three and six months ended June 30, 2000 and 1999. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the three and six months ended June 30, 2000 and 1999. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Registrant was held on May 18, 2000.

At that meeting, the following matters were submitted to a vote of the stockholders of MeriStar Hospitality Corporation:

ITEM No. 1

To reelect three members of the Board of Directors to serve for a three-year term expiring on the date of the Annual meeting in 2003 and until their successors have been duly elected and qualified.

     Steven D. Jorns                 For              32,441,085
                                 Abstain                 131,681
     Daniel L. Doctoroff             For              31,299,944
                                 Abstain               1,272,822
     William S. Janes                For              32,419,757
                                 Abstain                 153,009

ITEM No. 2
To ratify the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2000.

                                      For            32,498,555
                                  Against                34,191
                                  Abstain                40,020

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

                                      MeriStar Hospitality Corporation



Dated: August 8, 2000
                                      /s/ John Emery
                                      ---------------------
                                      John Emery
                                      Chief Operating Officer