Form 10-Q
period 2000-09-30
MERISTAR HOSPITALITY CORP
filed 2000-11-13
CIK 1012967

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                  (Mark One)

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

             For the quarterly period ended September 30, 2000 or

    [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

            For the transition period from __________ to __________


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

Yes  X  No


The number of shares of Common Stock, par value $0.01 per share, outstanding at November 9, 2000 was 46,042,187.

                        MERISTAR HOSPITALITY CORPORATION


                                     INDEX

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Consolidated Balance Sheets -
           September 30, 2000 and December 31, 1999                           3

           Condensed Consolidated Statements of Operations -
           Three Months and Nine months ended September 30, 2000 and 1999     4

           Condensed Consolidated Statements of Cash Flows -
           Nine months ended September 30, 2000 and 1999                      5

           Notes to Condensed Consolidated Financial Statements               6


ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     11

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                       16

PART II.   OTHER INFORMATION                                                 18

ITEM 5:    OTHER INFORMATION                                                 18

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K                                  18

PART I.   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  September 30, 2000   December 31, 1999
                                                                  ------------------   -----------------
                                                                      (unaudited)
Assets
    Investments in hotel properties                                       $3,177,025          $3,118,723
    Accumulated depreciation                                                (258,800)           (182,430)
                                                                          ----------          ----------
                                                                           2,918,225           2,936,293
    Cash and cash equivalents                                                      -               2,556
    Accounts receivable, net                                                   2,319               1,328
    Prepaid expenses and other                                                 1,589               9,137
    Note receivable from Lessee                                                    -              57,110
    Due from Lessee                                                           20,619              11,476
    Investments in and advances to affiliates                                 42,096              40,085
    Restricted cash                                                           20,188              17,188
    Intangible assets, net of accumulated amortization
      of $8,719 and $5,742                                                    17,316              19,028
                                                                          ----------          ----------
                                                                          $3,022,352          $3,094,201
                                                                          ==========          ==========

Liabilities, Minority Interests and Stockholders' Equity
    Accounts payable, accrued expenses and other liabilities              $  118,283          $   58,055
    Accrued interest                                                          26,532              31,380
    Income taxes payable                                                         803                 730
    Dividends and distributions payable                                       25,329              26,263
    Deferred income taxes                                                     10,241               9,345
    Long-term debt                                                         1,609,823           1,676,771
                                                                          ----------          ----------
Total liabilities                                                          1,791,011           1,802,544
                                                                          ----------          ----------
Minority interests                                                           118,234             121,055
Stockholders' Equity:
    Preferred stock, par value $0.01 per share
            Authorized - 100,000 shares                                            -                   -
    Common stock, par value $0.01 per share
            Authorized - 100,000 shares
            Issued - 48,417 and 47,664 shares                                    484                 477
    Additional paid-in capital                                             1,176,310           1,164,750
    Retained earnings                                                         (8,826)             16,874
    Accumulated other comprehensive income                                    (6,178)             (5,247)
    Unearned stock-based compensation                                         (7,963)                  -
    Less common stock held in treasury - 2,398 and
      407 shares                                                             (40,720)             (6,252)
                                                                          ----------          ----------
    Total stockholders' equity                                             1,113,107           1,170,602
                                                                          ----------          ----------
                                                                          $3,022,352          $3,094,201
                                                                          ==========          ==========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Three Months Ended   Nine months ended
                                                        September 30,       September 30,
                                                     ------------------  -------------------
                                                         2000      1999       2000      1999
                                                     --------  --------   --------  --------
Revenue:
  Participating lease revenue                        $115,391  $101,676   $260,422  $236,466
  Office rental and other revenues                      2,240     1,538      5,848     4,896
                                                     --------  --------   --------  --------

Total revenue                                         117,631   103,214    266,270   241,362
                                                     --------  --------   --------  --------

Operating expenses:
  Office rental and other operating expenses              454       474      1,797     1,458
  Administrative and general                            2,110     1,300      6,260     4,043
  Property taxes, insurance and other                  11,555    10,555     36,648    36,570
  Depreciation and amortization                        28,387    25,398     83,130    73,864
                                                     --------  --------   --------  --------

Total operating expenses                               42,506    37,727    127,835   115,935
                                                     --------  --------   --------  --------

Net operating income                                   75,125    65,487    138,435   125,427

Interest expense, net                                  29,108    24,125     87,525    74,621
                                                     --------  --------   --------  --------

Income before minority interests, income taxes,
  gain on sale of assets and extraordinary
  (loss)/gain                                          46,017    41,362     50,910    50,806

Minority interests                                      3,916     2,976      5,163     4,822
                                                     --------  --------   --------  --------

Income before income taxes, gain on sale of
  assets and extraordinary (loss)/gain                 42,101    38,386     45,747    45,984

Income taxes                                              842       677        915       829
                                                     --------  --------   --------  --------

Income before gain on sale of assets and
  extraordinary (loss)/gain                            41,259    37,709     44,832    45,155

Gain on sale of assets, net of tax effect of $70            -         -      3,425         -

Extraordinary (loss)/gain on early extinguishment
  of debt, net of tax effect of $62 and $93                 -    (4,532)     3,054    (4,532)
                                                     --------  --------   --------  --------

Net income                                           $ 41,259  $ 33,177   $ 51,311  $ 40,623
                                                     ========  ========   ========  ========

Earnings per share:

    Basic:
    Income before extraordinary (loss)/gain          $   0.89  $   0.79   $   1.03  $   0.96
    Extraordinary (loss)/gain                               -     (0.10)      0.06     (0.10)
                                                     --------  --------   --------  --------

    Net income                                       $   0.89  $   0.69   $   1.09  $   0.86
                                                     ========  ========   ========  ========
    Diluted:
    Income before extraordinary (loss)/gain          $   0.83  $   0.75   $   1.02  $   0.94
    Extraordinary (loss)/gain                               -     (0.08)      0.06     (0.09)
                                                     --------  --------   --------  --------

    Net income                                       $   0.83  $   0.67   $   1.08  $   0.85
                                                     ========  ========   ========  ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

                                                                                                        Nine months ended
                                                                                                          September 30,
                                                                                                      ---------------------
                                                                                                           2000        1999
                                                                                                      ---------   ---------
Operating activities:
Net income                                                                                            $  51,311   $  40,623

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                                                           83,130      73,864
 Gain on sale of assets, before tax effect                                                               (3,495)          -
 Extraordinary (gain)/loss on early extinguishment of debt,
   before tax effect                                                                                     (3,116)      4,625
 Minority interests                                                                                       5,163       4,822
 Amortization of unearned stock based compensation                                                          776           -
 Deferred income taxes                                                                                      896         140

 Changes in operating assets and liabilities:
  Accounts receivable, net                                                                                 (991)      2,593
  Prepaid expenses and other                                                                              7,548        (502)
  Intangible assets, net                                                                                      -        (114)
  Due from Lessee                                                                                        (9,143)    (11,059)
  Accounts payable, accrued expenses and other liabilities                                               53,172      64,602
  Accrued interest                                                                                       (4,848)      4,802
  Income tax payable                                                                                         73         598
                                                                                                      ---------   ---------

Net cash provided by operating activities                                                               180,476     184,994
                                                                                                      ---------   ---------

Investing activities:
 Investment in hotel properties, net                                                                    (75,289)   (134,096)
 Proceeds from disposition of assets                                                                     24,148           -
 Investments in and advances to affiliates, net                                                          (2,011)    (31,925)
 Purchases of minority interests                                                                              -         (72)
 Repayment of notes receivable                                                                           57,110      11,000
 Change in restricted cash                                                                               (3,000)     (6,731)
                                                                                                      ---------   ---------

Net cash provided by (used in) investing activities                                                         958    (161,824)
                                                                                                      ---------   ---------

Financing activities:
 Deferred costs                                                                                          (1,599)     (6,760)
 Proceeds from issuance of long-term debt                                                               121,291     381,923
 Principal payments on long-term debt                                                                  (185,123)   (321,381)
 Proceeds from issuance of common stock, net                                                              1,792       1,499
 Purchase of OP units                                                                                    (7,535)          -
 Purchase of treasury stock                                                                             (34,468)          -
 Dividends paid to stockholders                                                                         (77,945)    (79,165)
 Distributions to minority investors                                                                       (425)       (445)
                                                                                                      ---------   ---------

Net cash used in financing activities                                                                  (184,012)    (24,329)
                                                                                                      ---------   ---------

Effect of exchange rate changes on cash and cash equivalents                                                 22           3
                                                                                                      ---------   ---------
Net decrease in cash and cash equivalents                                                                (2,556)     (1,156)
Cash and cash equivalents, beginning of period                                                            2,556       4,180
                                                                                                      ---------   ---------

Cash and cash equivalents, end of period                                                              $       -   $   3,024
                                                                                                      =========   =========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   ORGANIZATION

MeriStar Hospitality Corporation (the "Company") was formed on August 3, 1998, as a result of the merger (the "Merger") of CapStar Hotel Company ("CapStar") with and into American General Hospitality Corporation ("AGH"), a Maryland corporation operating as a real estate investment trust ("REIT"). The Company owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada.
Substantially all of the Company's hotels are leased to and operated by MeriStar Hotels & Resorts, Inc. ("OpCo"). As of September 30, 2000, the Company owned 114 hotels with 29,090 rooms.

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

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of annual financial statements or in the notes to interim financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income of the Company includes net income and other comprehensive income from foreign currency items. For the three and nine months ended September 30, 2000, net income was $41,259 and $51,311, respectively, other comprehensive income, net of tax, was $(397) and $(931), respectively, and comprehensive income was $40,862 and $50,380, respectively. For the three and nine months ended September 30, 1999, net income was $33,177 and $40,623, respectively, other comprehensive income, net of tax, was $38 and $835, respectively and comprehensive income was $33,215 and $41,458, respectively.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires a public entity to report selected information about operating segments in financial reports issued to shareholders. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one reportable segment. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Revenues for Canadian operations totaled $1,914 and $5,092 for the three and nine months ended September 30, 2000. Revenues for Canadian operations for the three and nine months ended September 30, 1999, were $2,207 and $5,504 respectively.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB
No. 101 addresses lessor revenue recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified sales target. SAB No. 101 requires the deferral of contingent rental income until the specified targets are met. This accounting pronouncement relates only to the Company's recognition of lease revenue in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under the Company's leases. The Company's interim financial results were reported in accordance with the requirements of SAB No. 101. The effect of SAB No. 101 was to recognized additional contingent rental income of $19,032 and $10,420 for the three months ended September 30, 2000 and 1999, respectively. Contingent rental income of $40,290 and $45,894 was deferred for the nine months ended September 30, 2000 and 1999, respectively. As of September 30, 2000 and 1999, these amounts are included in accounts payable, accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which amended SFAS No. 133 to defer the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 which provides additional guidance and amendments to SFAS No. 133. The Company is currently in the process of evaluating the effect this new standard will have on its financial statements and does not believe this will have a material effect on its financial statements.

3.   NOTE RECEIVABLE FROM LESSEE

On March 1, 2000, OpCo repaid the remaining balance of $57,100 on its revolving credit agreement with the Company. The revolving credit agreement was also amended to reduce the maximum borrowing limit from $75,000 to $50,000. Any amounts outstanding will bear interest at the rate of the 30-day London Interbank Offered Rate plus 350 basis points.

4.   LONG-TERM DEBT

Long-term debt consisted of the following:

                                     September 30, 2000  December 31, 1999
                                     ------------------  -----------------
New Credit Facility................          $  867,000         $  908,000
New Secured Facility...............             325,687            328,954
Subordinated Notes.................             202,332            202,041
Convertible Notes..................             154,300            172,500
Mortgage debt and other............              60,504             65,276
                                             ----------         ----------
                                             $1,609,823         $1,676,771
                                             ==========         ==========

As of September 30, 2000 the Company has repurchased $18,200 of its Convertible Notes at a discount. This resulted in an extraordinary gain of $3,116 ($3,054, net of tax effect).

As of September 30, 2000 aggregate future maturities of the above obligations are as follows:

        2000.....................................   $    2,650
        2001.....................................       28,239
        2002.....................................       47,897
        2003.....................................      636,589
        2004.....................................      361,168
        Thereafter...............................      533,280
                                                    ----------
                                                    $1,609,823
                                                    ==========

5.   DIVIDENDS AND DISTRIBUTIONS PAYABLE

On September 25, 2000, the Company declared a dividend for the three months ended September 30, 2000 of $0.505 per share of common stock ("Common Stock") and per unit of limited partnership interest ("OP Unit") in the Company's subsidiary operating partnership. The dividend was paid on October 31, 2000.

6.   EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share ("EPS"):

                                                        Three Months Ended            Nine months ended
                                                     ------------------------      -----------------------
                                                           September 30,                September 30,
                                                     ------------------------      -----------------------
                                                        2000             1999         2000            1999
                                                     -------          -------      -------         -------
BASIC EPS COMPUTATION:
Income before extraordinary gain/(loss)              $41,259          $37,709      $48,257         $45,155
Dividends paid on unvested restricted stock             (288)               -         (622)              -
                                                     -------          -------      -------         -------
Income available to common stockholders               40,971           37,709       47,635          45,155
Weighted average number of shares of Common
  Stock outstanding                                   46,003           47,683       46,379          47,274
                                                     -------          -------      -------         -------
Basic EPS before extraordinary gain/(loss)           $  0.89            $0.79        $1.03         $  0.96
                                                     =======          =======      =======         =======

DILUTED EPS COMPUTATION:
Income before extraordinary gain/(loss)              $40,971          $37,709      $47,635         $45,155
Minority interest, net of tax                            138            3,358          415           4,291
Interest on Convertible Notes, net of tax              1,796            2,094            -               -
Dividends on unvested restricted stock                    88                -            -               -
                                                     -------          -------      -------         -------

Adjusted net income                                  $42,993          $43,161      $48,050         $49,466
                                                     =======          =======      =======         =======

Weighted average number of shares of Common
  Stock outstanding                                   46,003           47,683       46,379          47,274
Common stock equivalents-OP Units                        429            5,009          429           4,981
Common stock equivalents-Stock options                   439               89          209             136
Common stock equivalents-Convertible Notes             4,538            5,074            -               -
Common stock equivalents-restricted stock                174                -            -               -
                                                     -------          -------      -------         -------
Total weighted average number of diluted
  shares of Common Stock outstanding                  51,583           57,855       47,017          52,391
                                                     =======          =======      =======         =======

Diluted EPS before extraordinary gain/(loss)         $  0.83            $0.75        $1.02         $  0.94
                                                     =======          =======      =======         =======

7.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                         Nine months ended September 30,
                                                         -------------------------------
                                                                   2000      1999
                                                                -------   -------
Cash paid for interest and income taxes:
Interest, net of capitalized interest of
$5,676 and $8,068, respectively.......................          $92,373   $69,819
Income taxes..........................................              580       435

Non-cash investing and financing activities:

Deferred financing costs written-off..................              334         -
OP Units issued in purchase of property and
equipment.............................................                -     1,488
Conversion of OP Units to Common Stock................               24    26,951
Dividends reinvested..................................               68         -
Issuance of restricted stock..........................            9,683         -
Deferred purchase price...............................            8,000         -

8.   PARTICIPATING LEASE AGREEMENTS

The Company's Participating Leases have noncancelable remaining terms of approximately ten years, subject to earlier termination on the occurrence of certain contingencies, as defined in the Participating Leases. The rent due under each Participating Lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. Total lease payments on all of the Company's leases were $94,642 and $296,027 for the three and nine months ended September 30, 2000. Total lease payments for the three and nine months ended September 30, 1999 were $87,072 and $278,176 respectively. Lease payments from OpCo were $87,975 and $279,066 for the three and nine months ended September 30, 2000. Lease payments from OpCo for the three and nine months ended September 30, 1999 were $84,377 and $263,851, respectively.

The Company has entered into an agreement with OpCo to convert all 106 leases with OpCo to management contracts effective January 1, 2001. (See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion).

9.   STOCK-BASED COMPENSATION

In December 1999, the Company's Compensation Committee approved the grant of common stock and other equity compensation to certain of the Company's employees.

As of September 30, 2000, the Company has granted 570,000 shares of restricted stock to employees. This restricted stock vests ratably over a three-year or five-year period. The issuance of restricted stock has resulted in $7,963 of unearned stock-based compensation recorded as a reduction to stockholders' equity on the Company's condensed consolidated balance sheet as of September 30, 2000.

10.  ACQUISITIONS AND DISPOSITIONS

On May 11, 2000, the Company sold three limited service hotels and received proceeds of $24,148. This resulted in a gain on sale of assets of $3,495 ($3,425, net of tax).

On May 31, 2000, the Company purchased a full service hotel for $19,400. Of the $19,400, $11,400 was paid in cash and $8,000 will be paid from the hotel's future cash flow within the next five years. The acquisition was funded using existing cash and borrowings on the New Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

MeriStar Hospitality Corporation (the "Company") owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada. Substantially all of the Company's hotels are leased to and operated by MeriStar Hotel & Resorts, Inc. ("OpCo"). As of September 30, 2000, the Company owned 114 hotels with 29,090 rooms, 106 of which are leased and operated by OpCo.

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

In order to maintain its tax status as a Real Estate Investment Trust ("REIT"), the Company has not been permitted to engage in the operations of its hotel properties. To comply with this requirement, the Company has leased all of its real property to third-party lessee/managers - OpCo and Prime Hospitality Corporation.

In December 1999, the REIT Modernization Act (the "RMA") became law. The RMA will permit the Company to create a wholly-owned taxable REIT subsidiary (the "TRS"), which will be subject to taxation similar to a C-Corporation. The TRS will be allowed to lease the real property owned by the Company. Also, although a TRS can lease real property from a REIT, it will be restricted from being involved in certain activities prohibited by the RMA. First, a TRS will not be permitted to manage the properties itself; it will need to enter into an "arms length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of owners other than the REIT or TRS. Second, a TRS will not be permitted to lease a property that contains gambling operations. Third, a TRS will be restricted from owning a brand or franchise. The RMA does not permit a REIT to establish a TRS until January 1, 2001. The Company believes that establishing a TRS to lease its properties will provide a more efficient alignment of and ability to capture the economic interests of property ownership.

The Company has entered into an agreement to convert all 106 leases with MeriStar Hotels & Resorts to management contracts beginning January 1, 2001.
The leases will be held by the Company in a wholly-owned TRS. The management agreements have been structured to mirror the current economics and terms of the existing leases. The conversion does not result in any cash consideration to be exchanged between the parties.

Under the new management agreements, the base management fee is 2.5 percent of total hotel revenue with incentives up to an additional 1.5 percent of total revenue if certain operating thresholds are achieved. The agreements have an initial term of ten years. Additionally, they have three five-year renewal options at OpCo's option, provided that the laws regarding REITs are not changed to allow REITs to manage hotels. In connection with the RMA and the assignment of the leases to the TRS, the Company will bear the full operating risk associated with its properties.

FINANCIAL CONDITION

SEPTEMBER 30, 2000 COMPARED WITH DECEMBER 31, 1999

Total assets decreased by $71.8 million to $3,022.4 million at September 30, 2000 from $3,094.2 million at December 31, 1999. This decrease was due mainly to the Company repaying long-term debt from the cash generated from the sale of the three limited service hotels, OpCo's repayment of the note receivable and depreciation on hotel assets, partially offset by the purchase of a full service hotel.

Total liabilities decreased by $11.5 million to $1,791.0 million at September 30, 2000 from $1,802.5 million at December 31, 1999. This decrease was due to $66.9 million in repayments of long-term debt using proceeds from the repayment of the note receivable and from the sale of the three limited service hotels, partially offset by the effect of deferring $40.3 million of revenue under the provisions of Staff Accounting Bulletin ("SAB") No. 101 and an increase in accrued expenses and other liabilities based on the timing of payments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999.

Total revenue increased by $14.4 million to $117.6 million in the three months ended September 30, 2000 from $103.2 million in the three months ended
September 30, 1999. This increase was primarily attributable to an increase in participating lease revenue resulting from an increase in room revenue at our hotels under lease. On a pro forma basis for the quarter, revenue per available room ("RevPAR"), same-store average daily rate ("ADR") and occupancy were as follows:

                      2000              1999            Change
                  --------           -------            ------
RevPAR             $ 76.80            $72.42              6.05%
ADR                $103.83            $97.06              6.98%
Occupancy             74.0%             74.6%            (0.8)%

Operating expenses increased to $42.5 million for the three months ended September 30, 2000 from $37.7 million for the same period in 1999. This increase is primarily due to an increase in depreciation on hotel assets and an increase in administrative and insurance costs.

Net interest expense increased to $29.1 million for the three months ended September 30, 2000 from $24.1 million for the same period in 1999. This increase was primarily attributable to lower capitalized interest and an increase in interest rates during 1999 and 2000 on the Company's variable rate debt and swap arrangements, partially offset by a lower average debt balance during the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999.

Total revenue increased by $24.9 million to $266.3 million in the nine months ended September 30, 2000 from $241.4 million in the nine months ended
September 30, 1999. This increase was primarily attributable to an increase in participating lease revenue resulting from an increase in room revenue at our hotels under lease. On a pro forma basis for the nine-month period, revenue per available room ("RevPAR"), same-store average daily rate ("ADR") and occupancy were as follows.

                      2000              1999            Change
                  --------           -------            ------
RevPAR             $ 80.29           $ 76.02              5.62%
ADR                $108.33           $102.36              5.83%
Occupancy             74.1%             74.3%            (0.3)%

Operating expenses increased to $127.8 million for the nine months ended September 30, 2000 from $115.9 million for the same period in 1999. This increase is primarily due to an increase in depreciation on hotel assets and an increase in administrative costs.

Net interest expense increased to $87.5 million for the nine months ended September 30, 2000 from $74.6 million for the same period in 1999. This increase was primarily attributable to lower capitalized interest and an increase in interest rates during 1999 and 2000 on the Company's variable rate debt and swap agreements, partially offset by a lower average debt balance during the first three quarters of 2000. In addition, during the nine months ended September 30, 2000, several of our swap agreements have expired. The company has entered into new swap agreements to replace those swaps that have expired.

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

The following is a reconciliation between net income before the gain on the sale of assets and extraordinary gain and diluted FFO for the three and nine month periods ended September 30, 2000 (in thousands):

                                               Three Months Ended  Nine months ended
                                               September 30, 2000  September 30, 2000
                                               ------------------  ------------------
Income before gain on sale of assets and
  extraordinary gain                                 $41,259            $ 44,832

Minority interest to Common OP Unit Holders            3,775               4,739

Interest on convertible debt                           1,833               5,656

Hotel depreciation and amortization                   27,380              80,184

Deferred cost on sale of asset                         1,542               1,542
                                                     -------            --------

Diluted FFO                                          $75,789            $136,953
                                                     =======            ========

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 addresses lessor revenue recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified sales target. SAB No. 101 requires the deferral of contingent rental income until specified targets are met. This SAB relates only to the Company's recognition of lease revenue in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under the Company's leases. The effect of SAB No. 101 was to recognize additional contingent rental income of $19,032 and $10,420 for the three months ended September 30, 2000 and 1999, respectively. Contingent rental income of $40,290 and $45,894 was deferred for the nine months ended September 30, 2000 and 1999, respectively. As of September 30, 2000 and 1999, these amounts are included in accounts payable, accrued expenses and other liabilities on the Company's condensed consolidated balance sheets.

The effect of SAB No. 101 on the Company's financial statements is as follows (in thousands):

                                             Three Months Ended September 30, 2000
                                          ---------------------------------------------
                                          Prior to Effect      Effect     After Effect
                                                 of              of            of
                                            SAB No. 101     SAB No. 101    SAB No. 101
                                          ----------------  ------------  -------------
Net operating income                          $ 56,093        $ 19,032       $ 75,125
Interest expense                               (29,108)              -        (29,108)
Minority interests                              (2,285)         (1,631)        (3,916)
Income taxes                                      (494)           (348)          (842)
                                              --------        --------       --------
Net income                                    $ 24,206        $ 17,053       $ 41,259
                                              ========        ========       ========

Diluted funds from operations                 $ 57,105        $ 18,684       $ 75,789
                                              ========        ========       ========

                                             Three Months Ended September 30, 1999
                                          ---------------------------------------------
                                          Prior to Effect      Effect     After Effect
                                                 of              of            of
                                            SAB No. 101     SAB No. 101    SAB No. 101
                                          ----------------  ------------  -------------
Net operating income                          $ 55,067        $ 10,420       $ 65,487
Interest expense                               (24,125)              -        (24,125)
Minority interests                              (2,439)           (537)        (2,976)
Income taxes                                      (537)           (140)          (677)
Extraordinary loss, net of tax                  (4,532)              -         (4,532)
                                              --------        --------       --------
Net income                                    $ 23,434        $  9,743       $ 33,177
                                              ========        ========       ========

Diluted funds from operations                 $ 56,679        $ 10,280       $ 66,959
                                              ========        ========       ========

                                              Nine months ended September 30, 2000
                                          ---------------------------------------------
                                          Prior to Effect      Effect     After Effect
                                                 of              of            of
                                            SAB No. 101     SAB No. 101    SAB No. 101
                                          ----------------  ------------  -------------
Net operating income                          $178,725        $(40,290)      $138,435
Interest expense                               (87,525)              -        (87,525)
Minority interests                              (8,443)          3,280         (5,163)
Income taxes                                    (1,655)            740           (915)
Gain on sale of assets, net of tax               3,425               -          3,425
Extraordinary gain, net of tax                   3,054               -          3,054
                                              --------        --------       --------
Net income                                    $ 87,581        $(36,270)      $ 51,311
                                              ========        ========       ========

Diluted funds from operations                 $176,503        $(39,550)      $136,953
                                              ========        ========       ========

Retained earnings                             $ 27,444        $(36,270)      $ (8,826)
                                              ========        ========       ========

                                              Nine months ended September 30, 1999
                                          ---------------------------------------------
                                          Prior to Effect      Effect     After Effect
                                                 of              of            of
                                            SAB No. 101     SAB No. 101    SAB No. 101
                                          ----------------  ------------  -------------
Net operating income                          $171,321        $(45,894)      $125,427
Interest expense                               (74,621)              -        (74,621)
Minority interests                              (9,204)          4,382         (4,822)
Income taxes                                    (1,717)            888           (829)
Extraordinary loss, net of tax                  (4,532)              -         (4,532)
                                              --------        --------       --------
Net income                                    $ 81,247        $(40,624)      $ 40,623
                                              ========        ========       ========

Diluted funds from operations                 $171,709        $(45,006)      $126,703
                                              ========        ========       ========

Retained earnings                             $ 25,420        $(40,624)      $(15,204)
                                              ========        ========       ========

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. The Company expects to fund its continuing operations through cash generated by its participating leases through December 31, 2000. After the participating leases are converted to management contracts on January 1, 2001, the Company will fund its continuing operations through the operation of its hotels. The Company also expects to finance hotel acquisitions and joint venture investments through a combination of cash generated from operations, external borrowings, and the issuance of units of the Company's subsidiary operating partnership and/or common stock. Additionally, the Company must, in order to maintain favorable tax treatment accorded to a REIT under the Internal Revenue Code, distribute to stockholders at least 95% of its REIT taxable income. The Company expects to fund such distributions through cash generated from operations, borrowings on the Company's credit facilities or through its preferred return on its investment in MeriStar Investment Partners.

Operating activities provided $180.5 million of net cash in the nine months ended September 30, 2000. Investing activities provided $1.0 million of cash during the first nine months of 2000, primarily due to the Company selling three hotels and the repayment of the note receivable from OpCo, offset by the purchase of one hotel and capital expenditures. Net cash used in financing activities of $184.0 million resulted primarily from dividends paid, repurchase of Company stock and net repayments on the Company's credit facilities.

At September 30, 2000 and November 9, 2000, the Company had $129.0 million and $88.0 million, respectively, available under the New Credit Facility.

Capital for renovation work is expected to be provided by a combination of internally generated cash and external borrowings. Once initial renovation programs for a hotel are completed, the Company expects to spend approximately 4% annually of hotel revenues for ongoing capital expenditure programs, including room and facilities refurbishments, renovations, and furniture and equipment replacements. During the nine months ended September 30, 2000, the Company spent approximately $50.5 million on property capital expenditures. The Company expects to spend approximately $12.0 million during the remainder of 2000 to complete renovation programs and to fund ongoing capital expenditures for its hotels. The Company also spent $11.4 million to the buy a full-service hotel.

The Company's Board of Directors has authorized the Company to repurchase of up to five million shares of its common stock from time to time in open market or privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. The Company expects the program to be funded primarily through selected asset sales. As of September 30, 2000, the Company has repurchased a total of 2,397,576 shares for $40.7 million.

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

SEASONALITY

Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season.
For resort properties, demand is generally higher in winter and early spring. Since the majority of the Company's hotels are non-resort properties, the Company's operations generally reflect non-resort seasonality patterns. Excluding the effect of SAB No. 101, the Company has lower participating lease revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

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

                                            Long-term Debt
                         ---------------------------------------------------
                                          Average                  Average
                                         Interest     Variable    Interest
Expected Maturity         Fixed Rate       Rate         Rate        Rate
---------------------    ------------   ----------   ----------   ----------
2000                       $  2,650        8.4%       $      -        N/A
2001                         11,239        8.4%         17,000        8.6%
2002                         15,897        8.5%         32,000        8.6%
2003                          8,589        8.1%        628,000        8.2%
2004                        171,168        5.1%        190,000        8.6%
Thereafter                  533,280        8.2%              -        N/A
                         ----------     ------      ----------     ------
Total                      $742,823        7.5%       $867,000        8.3%
                         ==========     ======      ==========     ======

Fair Value at 9/30/00      $693,721                   $867,000
                         ==========                 ==========

As of September 30, 2000, the Company has six swap agreements with notional principal amounts totaling $600 million. These swap agreements provide hedges against the impact future interest rates have on the Company's floating London Interbank Offered Rate ("LIBOR") rate debt instruments. The swap agreements effectively fix the 30-day LIBOR between 6.0% and 7.2%. The swap agreements expire between September 2001 and June 2003. For the nine months ended September 30, 2000, the Company has received net payments of $2,876 on these swaps and other similar swaps that expired before September 30, 2000.

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

As of September 30, 2000, after consideration of the hedge agreements described above, the Company has 83% of its debt fixed and its overall weighted average interest rate is 7.9%.

Although the Company conducts business in Canada, the Canadian operations were not material to the Company's consolidated financial position, results of operations or cash flows during the three and nine months ended September 30, 2000 and 1999. Additionally, foreign currency transaction gains and losses were not material to the Company's results of operations for the three and nine months ended September 30, 2000 and 1999. Accordingly, the Company was not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on the Company's future costs or on future cash flows it would receive from its foreign subsidiaries. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

10.6 Form of Employment Agreement between MeriStar Hospitality Corporation and Paul W. Whetsell.

10.9 Form of Employment Agreement between MeriStar Hospitality Corporation and John Emery.

27        Financial Data Schedule

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MeriStar Hospitality Corporation



Dated:  November 13, 2000              /s/ John Emery
                                       ---------------------------------------
                                       John Emery
                                       Chief Operating Officer