Form 10-K
period 2000-12-31
MERISTAR HOSPITALITY CORP
filed 2001-03-06
CIK 1012967

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                    For fiscal year ended December 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the transition period from        to

                        Commission File Number 1-11903

                       MERISTAR HOSPITALITY CORPORATION
              (Exact name of issuer as specified in its charter)

                  MARYLAND                   75-2648842
       (State or other jurisdiction of    (I.R.S. Employer
       incorporation or organization)  Identification Number)

            100 POTOMAC ST., N.W.             20007
                  SUITE 300
              WASHINGTON, D.C.              (Zip code)
  (Address of principal executive offices)

      Registrant's telephone number, including area code: (202) 295-1000
          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered:
             -------------------                 ------------------------------------------
   Common Stock, par value $.01 per share                 New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

   Based on the average sale price at March 5, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $853,835,175.

   The number of shares of the Registrant's common stock outstanding as of March 5, 2001 was 44,507,904.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Part III--Those portions of the Registrant's definitive proxy statement relating to Registrant's 2001 Annual Meeting of Stockholders which are incorporated into Items 10, 11, 12, and 13.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

                       MERISTAR HOSPITALITY CORPORATION

   MeriStar Hospitality Corporation is a real estate investment trust which owns a portfolio of primarily upscale, full-service hotels, diversified geographically as well as by franchise and brand affiliations, in the United States and Canada. As of December 31, 2000, we owned 114 hotels with 29,090 rooms. The hotels are located in major metropolitan areas or rapidly growing secondary markets and are well located within these markets. A majority of the hotels are operated under nationally recognized brand names such as Hilton(R), Sheraton(R), Westin(R), Marriott(R), Radisson(R), Doubletree(R) and Embassy Suites(R).

   We believe that the upscale, full-service segment of the lodging industry is the most attractive segment in which to own hotels. The upscale, full-service segment is attractive for several reasons. First, the real estate market has recently experienced a significant slowdown in the construction of upscale, full-service hotels. Second, upscale, full-service hotels appeal to a wide variety of customers, thus reducing the risk of decreasing demand from any particular customer group. Additionally, these hotels have particular appeal to both business executives and upscale leisure travelers, customers who are generally less price sensitive than travelers who use limited-service hotels.

   We were created on August 3, 1998, when American General Hospitality Corporation, a corporation operating as a real estate investment trust, and its associated entities merged with CapStar Hotel Company and its associated entities. In connection with the merger between CapStar and American General, MeriStar Hotels & Resorts, Inc., a separate publicly traded company, was created to be the lessee and manager of nearly all of our hotels. On December 31, 2000, MeriStar Hotels & Resorts leased and managed 106 of our hotels. The eight Hotels not leased by MeriStar Hotels & Resorts are leased by affiliates of Prime Hospitality Corporation. We share certain key officers and four board members with MeriStar Hotels & Resorts and an intercompany agreement aligns our interests with the interests of MeriStar Hotels & Resorts, with the objective of benefiting both companies' shareholders.

   Changes to the federal tax laws governing REITs were enacted in 1999 and became effective on January 1, 2001. Under those changes, we are permitted to create subsidiaries that lease the property we currently own, and these subsidiaries are taxable in a manner similar to subchapter C corporations. Because of these changes in the tax laws, we have formed a number of wholly-owned taxable subsidiaries to which subsidiaries of MeriStar Hotels & Resorts have assigned the participating leases. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels & Resorts to manage our hotels. Under these management agreements, the taxable subsidiaries pay MeriStar Hotels & Resorts a management fee for each property that was previously leased by them. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics of the former leases.

                                   BUSINESS

   Our business strategy is to opportunistically acquire hotel properties and related businesses with the potential for cash flow growth and to renovate and reposition each hotel according to the characteristics of the hotel and its market. During the year ended December 31, 2000, we acquired one hotel for $19.4 million and spent a total of $63.2 million on property capital expenditures at our owned hotels.

The Intercompany Agreement

   We are party to an intercompany agreement with MeriStar Hotels & Resorts. The intercompany agreement provides that, for so long as the agreement remains in effect, MeriStar Hotels & Resorts is prohibited from making real property investments that a real estate investment trust could make unless:

  . we are first given the opportunity, but elect not to pursue the activities or investments;

  . it is on land already owned or leased by them or subject to a lease or purchase option in favor of them;

  . they will operate the property under a trade name owned by them; or

  . it is a minority investment made as part of a lease or management agreement arrangement.

   The intercompany agreement will generally grant MeriStar Hotels & Resorts the right of first refusal to become the manager of any real property acquired by us. This opportunity will be made available to MeriStar Hotels & Resorts only if we determine that:

  . consistent with our status as a real estate investment trust, we must enter into a management agreement with an unaffiliated third party with respect to the property;

  . they are qualified to be the manager of that property; and

  . we decide not to have the property operated by the owner of a hospitality trade name under that trade name.

   Because of the provisions of the intercompany agreement, the nature of our business and the opportunities we may pursue will be restricted.

 Provision of Services

   MeriStar Hotels & Resorts may provide us with certain services as we may reasonably request from time to time, including administrative, renovation supervision, corporate, accounting, financial, insurance, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services. We compensate MeriStar Hotels & Resorts for services provided in an amount determined in good faith by MeriStar Hotels & Resorts as the amount a third party would charge us for comparable services.

 Equity Offerings

   If either we or MeriStar Hotels & Resorts desire to engage in a securities issuance, such issuing party will give notice to such other party as promptly as practicable of its desire to engage in a securities issuance. Any such notice will include the proposed material terms of such issuance, to the extent determined by the issuing party, including whether such issuance is proposed to be pursuant to public or private offering, the amount of securities proposed to be issued and the manner of determining the offering price and other terms thereof. The non-issuing party will cooperate with the issuing party in every way to effect any securities issuance of the issuing party by assisting in the preparation of any registration statement or other document required in connection with such issuance and, in connection therewith, providing the issuing party with such information as may be required to be included in such registration statement or other document.

 Term

   The intercompany agreement will terminate upon the earlier of August 3, 2008, and the date of a change in ownership or control of MeriStar Hotels & Resorts.

   We may lend MeriStar Hotels & Resorts up to $50 million for general corporate purposes pursuant to a revolving credit agreement. On March 1, 2000, MeriStar Hotels & Resorts prepaid the remaining balance of $57.1 million on its revolving credit agreement with us. At the same time, the revolving credit agreement was amended to reduce the maximum borrowing limit from $75 million to $50 million and the interest rate was increased from 350 basis points over the 30-day London Interbank Offered Rate to 650 basis points over the 30-day London Interbank Offered Rate. As of December 31, 2000, there were no amounts outstanding under this revolving credit agreement.

Other Recent Developments

 Approval of Plan of Merger between MeriStar Hotels & Resorts and American Skiing Company to create Doral International

   On December 11, 2000, MeriStar Hotels & Resorts announced that it had signed a merger agreement with American Skiing Company, a company that owns, develops and operates ski resort properties. Under that merger agreement, MeriStar Hotels & Resorts will become a wholly-owned subsidiary of American Skiing. In connection with the merger, American Skiing will be renamed "Doral International, Inc." MeriStar Hotels & Resorts has stated that it intends to continue to manage our hotels as a subsidiary of Doral. American Skiing and MeriStar Hotels & Resorts have stated that they expect the merger to be completed during the first quarter of 2001. For more information relating to this merger, please consult the Securities and Exchange Commission filings of American Skiing and MeriStar Hotels & Resorts.

   Our Board of Directors has consented to the merger and the change of control under the terms of our management agreements and the intercompany agreement as amended will remain in effect. In connection with the merger, our $50 million revolving credit agreement with MeriStar Hotels & Resorts will terminate. Our Board of Directors has approved up to a $25 million loan to Doral to be used exclusively for specified real estate development projects.

 $500,000,000 Offering

   On January 26, 2001, our operating partnership and MeriStar Hospitality Finance Corp., a wholly owed subsidiary of our operating partnership, closed the sale of $300 million of 9% senior notes due 2008 and $200 million of 9.13% senior notes due 2011 to "Qualified Institutional Buyers" as defined in Rule 144A under the Securities Act of 1933.

   The notes are unsecured obligations of our operating partnership and the wholly owned subsidiary. We and a number of our direct and indirect subsidiaries guarantee payments of principal and interest on the notes on a senior unsecured basis. The net proceeds of the offering, which are approximately $492 million, was used to:

  . repay a portion of outstanding term loans and to repay revolving indebtedness, under our senior secured credit facility; and

  . to make payments to terminate some swap agreements that hedged variable interest rate risk on term loans that were repaid.

   The revolving indebtedness repaid matured July 2001 and we have two one-year optional extensions through July 2003. The term loans repaid matured in July 2003 and July 2004 and have no optional extensions.

 Stock Repurchase

   In 1999, our Board of Directors approved the repurchase of up to 5,000,000 shares of our outstanding common stock. From December 1999 through December 31, 2000 we repurchased approximately 4.1 million shares of common stock at an average price of $17.74 per share.

REIT Modernization Act

   Until January 1, 2001, in order to maintain our tax status as a REIT, we were not permitted to engage in the operations of our hotel properties. To comply with this requirement, we leased all of our real property to third-party lessee/managers--MeriStar Hotels & Resorts and Prime Hospitality. On January 1, 2001, changes to the U.S. federal tax laws governing REITs, commonly known as the "REIT Modernization Act" became effective and as a result, we are now permitted to create taxable subsidiaries, which are subject to taxation similar to a C-Corporation and are permitted to lease our real property.

   Although a taxable subsidiary may lease real property, the REIT Modernization Act restricts our taxable subsidiary from being involved in the following activities:

  . it may not manage the properties itself; it must enter into an "arms length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners;
  . it may not lease a property that contains gambling operations; and . it may not own a brand or franchise.

   We believe that establishing taxable subsidiaries to lease our properties provides a more efficient alignment of and ability to capture the economic interests of property ownership. In 2000, we established a subcommittee of independent members of the Board of Directors to negotiate the transfer of our existing leases with subsidiaries of MeriStar Hotels & Resorts to our taxable subsidiaries. Accordingly, effective January 1, 2001, our taxable subsidiaries executed agreements with subsidiaries of MeriStar Hotels & Resorts which assigned our existing leases to our taxable subsidiaries. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels & Resorts for each property that was previously leased by them. The management agreements were structured to substantially mirror the economics of the former lease agreements. However, since this structure is a significant change from the business structure we have maintained, it is not currently possible to predict the outcome of this restructuring.

   As of March 2, 2001, twelve states, including California, Texas and Florida have not enacted legislation that would permit a REIT to lease properties to a taxable REIT subsidiary. It is expected that each state will ultimately enact legislation, during 2001 that will be retroactive to January 1, 2001, conforming its law to the federal law. However, if conforming legislation is not enacted, we could lose our status as a REIT in those states and would be taxed as a C-Corporation. Accordingly, we may be required to provide for current and deferred taxes.

Acquisition Strategy

   We focus our attention on investments in hotels located in markets with economic, demographic and supply dynamics favorable to hotel owners. Through an extensive due diligence process, we select those acquisition targets where we believe selective capital improvements and well selected third-party management will increase the hotel's ability to attract key demand segments, enhance hotel operations and increase long-term value. In order to evaluate the relative merits of each investment opportunity, our senior management together with MeriStar Hotels & Resorts create detailed plans covering all areas of renovation and operation. These plans serve as the basis for the our acquisition decisions and guide subsequent renovation and operating plans which will be carried out by a third-party hotel operator.

   Until January 1, 2001, in order to maintain our qualification as a REIT, we were required to make annual distributions to our stockholders of at least 95% of our real estate investment trust taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. After January 1, 2001, pursuant to the REIT Modernization Act, the percentage of required annual distributions is reduced to 90%. As a result of this annual distribution requirement, to complete acquisitions and renovations, we rely heavily on our ability to raise new capital through debt and equity offerings. That ability is dependent on the then-current status of the capital markets.

   Although we are not currently pursuing direct acquisition opportunities due to the current economic environment and the current cost of our equity capital, we continue to be aware of acquisition opportunities in the upscale, full-service hotel market. We may make investments in hotels through co-investments with strategic partners if such investments offer current cash returns.

Competition

   We compete primarily in the upscale and mid-priced sectors of the full-service segment of the lodging industry. In each geographic market in which our hotels are located, there are other full- and limited-service hotels that compete with our hotels. Competition in the U.S. lodging industry is based generally on convenience of location, brand affiliation, price, range of services and guest amenities offered, and quality of customer service and overall product.

Employees

   As of December 31, 2000, we employed 14 persons, all of whom work at the corporate headquarters.

Franchises

   We employ a flexible branding strategy based on a particular hotel's market environment and the hotel's unique characteristics. Accordingly, we use various national trade names pursuant to licensing arrangements with national franchisors.

Governmental Regulation

   Americans with Disabilities Act--Under the Americans with Disabilities Act (the "ADA"), all public accommodations are required to meet certain requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA required upgrades to our hotels, a determination that we are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We are likely to incur additional costs of complying with the ADA; however, such costs are not expected to have a material adverse effect on our results of operations or financial condition.

   Environmental Laws--Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in property. Laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly remediate contaminated property, may adversely affect the owner's ability to sell or rent real property or to borrow funds using real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of these substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by those persons.

   The operation and removal of underground storage tanks are also regulated by federal and state laws. In connection with the ownership and operation of the hotels, we could be held liable for the costs of remedial action with respect to the regulated substances and storage tanks and claims related thereto. Activities have been undertaken to close or remove storage tanks located on the property of several of the hotels.

   All of our hotels have undergone Phase I environmental site assessments, which generally provide a nonintrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental engineer. The purpose of a Phase I is to identify potential sources of contamination for which the hotels may be responsible and to assess the status of environmental regulatory compliance. The Phase Is have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operation or financial condition, nor are we aware of any environmental liability or concerns. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

   In addition, our hotels have been inspected to determine the presence of asbestos. Federal, state and local environmental laws, ordinances and regulations also require abatement or removal of asbestos-containing materials and govern emissions of and exposure to asbestos fibers in the air. Asbestos-containing materials are present in various building materials such as sprayed-on ceiling treatments, roofing materials or floor tiles at some of the hotels. Operations and maintenance programs for maintaining asbestos-containing materials have been or are in the process of being designed and implemented, or the asbestos-containing materials have been scheduled to be or have been abated, at these hotels. Any liability resulting from non-compliance or other claims relating to environmental matters are not expected to have a material adverse effect on our results of operations or financial condition.

                          THE OPERATING PARTNERSHIPS

   The following summary information is qualified in its entirety by the provisions of the MeriStar Hospitality Operating Partnership, L.P. limited partnership agreement, a copy of which has been filed as an exhibit to this Form 10-K.

   Substantially all of our assets are held indirectly by MeriStar Hospitality Operating Partnership, L.P., our subsidiary operating partnership. We are the sole general partner of our operating partnership, and we and approximately 110 other persons and entities are limited partners of the operating partnership. The partnership agreement of the operating partnership gives the general partner full control over the business and affairs of the operating partnership. The general partner is also given the right, in connection with the contribution of property to the operating partnership or otherwise, to issue additional partnership interests in the operating partnership in one or more classes or series, with such designations, preferences and participating or other special rights and powers, including rights and powers senior to those of the existing partners, as the general partner may determine.

   Our operating partnership's partnership agreement provides for four classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units. As of March 5, 2001, the partners of the operating partnership own the following aggregate numbers of OP Units:

  . we and our wholly-owned subsidiaries own a number of Common OP Units equal to the number of issued and outstanding shares of our common stock, par value $0.01;

  . independent third parties own 4,321,408 OP Units (consisting of 2,958,962
    Common OP Units, 970,289 Class C OP Units and 392,157 Class D OP Units).

  . Certain of our executive officers and executive officers of MeriStar
    Hotels & Resorts, Inc. own 462,500 Profits-Only OP Units.

   Common OP Units and Class B OP Units receive quarterly distributions per OP Unit equal to the dividend paid on each of our common shares. Class C OP Units receive a non-cumulative, quarterly distribution equal to $0.5575 per Class C OP Unit until such time as the dividend rate on our common shares exceeds $0.5575 whereupon the Class C OP Units automatically convert into Common OP Units. Class D OP Units pay a 6.5% cumulative annual preferred return based on an assumed price per common share of $22.16, compounded quarterly to the extent not paid on a current basis, and are entitled to a liquidation preference of $22.16 per Class D OP Unit. All net income and capital proceeds earned by the operating partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, will be shared by the holders of the

Common OP Units in proportion to the number of Common OP Units in the relevant operating partnership owned by each such holder.

   Each Common OP Unit, Class B OP Unit, Class C OP unit and Class D OP Unit held by independent third-parties is redeemable by the holder for one share of our common stock or, at our option, for cash in an amount equal to the market value of a share of common stock. In addition, we have the option to redeem the Class D OP Units at any time after April 1, 2000 at a price of $22.16 per share for cash or, at our option, for shares of common stock having a value equal to the redemption price. The holders have the option to redeem the Class D OP Units at any time after April 1, 2004 for cash or, at the holders option, for shares of common stock having a value equal to $22.16.

   Profits-only OP Units are issued pursuant to our Profits-Only Operating Partnership Units Plan which is filed as an exhibit to the Form 10-K. Profits-Only OP Units did not receive quarterly distributions during calendar year 2000.

                                 RISK FACTORS

We believe that we are subject to the following risks:

Financing Risks

 Our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

   We have a significant amount of debt, and we are subject to the risks normally associated with debt financing, including the risks that:

  . our cash flow from operations will be insufficient to make required payments of principal and interest;

  . existing indebtedness, including secured indebtedness, may not be refinanced; and

  . the terms of any refinancing will not be as favorable as the terms of existing indebtedness.

 We may be required to refinance our indebtedness, and the failure to refinance our indebtedness may have an adverse effect on us.

   If we do not have sufficient funds to repay our indebtedness at maturity, it may be necessary to refinance the indebtedness through additional debt financing, private or public offerings of debt securities or additional equity offerings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flow, and, consequently, cash available for payments on our indebtedness. If we are unable to refinance our indebtedness on acceptable terms, we might be forced to dispose of hotels or other assets on disadvantageous terms, potentially resulting in losses and adverse effects on cash flow from operating activities. If we are unable to make required payments of principal and interest on indebtedness secured by our hotels, these properties could be foreclosed upon by the lender with a consequent loss of income and asset value.

 Our senior secured credit facility and other debt instruments have restrictive covenants that could affect our financial condition.

   We have in place a senior secured credit facility, dated August 3, 1998, that at inception, provided for a maximum borrowing amount of up to $1.0 billion. The credit facility is structured as a $300 million, five-year term loan facility; a $200 million, five-and-a-half year term loan facility; and a $500 million, three-year revolving credit facility with two one-year optional extensions. As of December 31, 2000, we had approximately $898 million outstanding under our senior secured credit facility. Our ability to borrow under the credit facility is subject to financial covenants, including leverage and interest rate coverage ratios and minimum net worth requirements. Our credit facility limits our ability to effect mergers, asset sales and change of control events and limits dividends to the lesser of 90% of funds from operations and 100% of funds from operations less a capital reserve equal to 4% of gross room revenues. The credit facility also contains a cross-default provision which would be triggered by a default or acceleration of $20 million or more of indebtedness secured by our assets or $5 million or more of any other indebtedness.

   As of December 31, 2000, we also had outstanding $202.4 million of senior subordinated unsecured notes due 2007 that bear interest at a weighted-average annual rate of 8.71% and $154.3 million of outstanding convertible notes due 2004 that bear interest at 4.75%. The indentures relating to these notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations, including:

  . limitations on incurring additional indebtedness and the issuance of capital stock unless an interest coverage ratio is met;

  . limitations on the declaration and payment of dividends;

  . limitations on the sale of our assets;

  . limitations on transactions with our affiliates; and

  . limitations on liens.

Debt instruments issued in future offerings will likely contain similar restrictive covenants.

Rising interest rates could have an adverse affect on our cash flow and interest expense.

   Some of our borrowings bear interest at a variable rate, including amounts outstanding under our credit facility. In addition, we may incur indebtedness in the future that bears interest at a variable rate or we may be required to retain our existing indebtedness at higher interest rates. Accordingly, increases in interest rates could increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our other indebtedness.

Our results of operations are dependent on revenues generated by our hotels, which are subject to a number of risks related to the lodging industry.

   If the hotel industry is negatively affected by one or more particular risks, our results of operating could suffer.

   Various factors could adversely affect our hotel revenues, which are subject to all of the operating risks inherent in the lodging industry. These risks include the following:

  . changes in general and local economic conditions;

  . cyclical overbuilding in the lodging industry;

  . varying levels of demand for rooms and related services;

  . competition from other hotels, motels and recreational properties, some of which may be owned or operated by companies having greater marketing and financial resources than we do;

  . dependence on business and commercial travelers and tourism, which may fluctuate and be seasonal;

  . the recurring costs of necessary renovations, refurbishment and improvements of hotel properties;

  . changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs; and

  . changes in interest rates and the availability of credit.

In addition, demographic, geographic or other changes in one or more of the markets of our hotels could impact the convenience or desirability of the sites of some hotels, which would in turn affect their operations. Furthermore, due to the level of fixed costs required to operate full-service hotels, significant expenditures necessary for the operation of hotels generally cannot be reduced when circumstances cause a reduction in revenue.

 The lodging business is seasonal in nature.

   Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters although this may not be true for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel.

 We may be adversely affected by the limitations in our franchise and licensing agreements and possible additional capital expenditures associated with franchising and licensing.

   Substantially all of our hotels are operated pursuant to existing franchise or license agreements with nationally recognized hotel brands. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. Those limitations may conflict with our philosophy, shared with MeriStar Hotels & Resorts, of creating specific business plans tailored to each hotel and to each market. Standards are often subject to change over time, in some cases at the discretion of the franchisor, and may restrict a franchisee's ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with standards could require a franchisee to incur significant expenses or capital expenditures. Action or inaction on our part or by our third-party operators, could result in a breach of standards or other terms and conditions of the franchise agreements and could result in the loss or cancellation of a franchise license. Loss of franchise licenses without replacement would likely have an adverse effect on our hotel revenues.

   In connection with terminating or changing the franchise affiliation of a hotel or a subsequently acquired hotel, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. The franchise agreements covering the hotels expire or terminate, without specified renewal rights, at various times and have differing remaining terms. As a condition to renewal, the franchise agreements frequently contemplate a renewal application process, which may require substantial capital improvements to be made to the hotel. Unexpected capital expenditures could adversely affect our results of operations and our ability to make payments on our indebtedness.

 The lodging industry is highly competitive.

   We have no single competitor or small number of competitors that are considered to be dominant in the industry. We operate in areas that contain numerous competitors, some of which may have substantially greater resources than us. Competition in the lodging industry is based generally on location, availability, room rates or accommodations price, range and quality of services and guest amenities offered. New or existing competitors could significantly lower rates or offer greater conveniences, services or amenities or significantly expand, improve or introduce new facilities in markets in which we compete, thereby adversely affecting our operations and the number of suitable business opportunities.

 Costs of compliance with environmental laws could adversely affect our results of operation.

   Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in property. Laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly remediate contaminated property, may adversely affect the owner's ability to sell or rent real property or to borrow funds using real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of these substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by those persons.

   The operation and removal of underground storage tanks are also regulated by federal and state laws. In connection with the ownership and operation of the hotels, we could be held liable for the costs of remedial action with respect to the regulated substances and storage tanks and claims related thereto. Activities have been undertaken to close or remove storage tanks located on the property of several of the hotels.

   All of our hotels have undergone Phase I environmental site assessments, which generally provide a nonintrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental engineer. The purpose of a Phase I is to identify potential sources of contamination for which the hotels may be responsible and to assess the status of environmental regulatory compliance. The Phase Is have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operation or financial condition, nor are we aware of any environmental liability or concerns. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

   In addition, our hotels have been inspected to determine the presence of asbestos. Federal, state and local environmental laws, ordinances and regulations also require abatement or removal of asbestos-containing materials and govern emissions of and exposure to asbestos fibers in the air. Asbestos-containing materials are present in various building materials such as sprayed-on ceiling treatments, roofing materials or floor tiles at some of the hotels. Operations and maintenance programs for maintaining asbestos-containing materials have been or are in the process of being designed and implemented, or the asbestos-containing materials have been scheduled to be or have been abated, at these hotels. Any liability resulting from non-compliance or other claims relating to environmental matters could have a material adverse effect on our results of operations or financial condition.

 Aspects of our operations are subject to government regulation, and changes in that regulation may have significant effects on our business.

   A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. MeriStar
Hotels & Resorts believes that our hotels are substantially in compliance with these requirements or, in the case of liquor licenses, that they have or will promptly obtain the appropriate licenses. Compliance with, or changes in, these laws could reduce the revenue and profitability of our hotels and could otherwise adversely affect our revenues, results of operations and financial condition.

   Under the Americans with Disabilities Act, or ADA, all public accommodations are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA required upgrades to our hotels, a determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants.

 We invest in a single industry.

   Our current strategy is to acquire interests only in hospitality and lodging. As a result, we are subject to the risks inherent in investing in a single industry. The effects on cash available for distribution resulting from a downturn in the hotel industry may be more pronounced than if we had diversified our investments.

Our relationship with MeriStar Hotels & Resorts may involve conflicts of interest.

 General Conflicts of Interest

   We share four of the nine members of our boards of directors, as well as two senior executives, with MeriStar Hotels & Resorts. Our relationship with MeriStar Hotels & Resorts is governed by an intercompany agreement, which restricts each party from taking advantage of business opportunities without first presenting those opportunities to the other party. We may have conflicting views with MeriStar Hotels & Resorts on the manner in which our hotels are operated and managed, and with respect to lease arrangements, acquisitions and dispositions. As a result, our directors and senior executives who serve in similar capacities at MeriStar Hotels & Resorts may well be presented with several decisions which provide them the opportunity to benefit us to the detriment of MeriStar Hotels & Resorts or benefit MeriStar Hotels & Resorts to our detriment. Inherent potential conflicts of interest will be present in all of the numerous transactions between us and MeriStar Hotels & Resorts.

 Restrictions on our business, that of MeriStar Hotels & Resorts and on our future opportunities.

   We are a party to an intercompany agreement with MeriStar Hotels & Resorts. The intercompany agreement provides that, for so long as the agreement remains in effect, Meristar Hotels & Resorts is prohibited from making real property investments that a real estate investment trust could make unless:

  . we are first given the opportunity, but elect not to pursue the activities or investments;

  . it is on land already owned or leased by it or subject to a lease or purchase option in favor of them;

  . they will not operate the property under a trade name owned by them; or

  . it is a minority investment made as part of a lease or management agreement.

   The intercompany agreement will generally grant MeriStar Hotels & Resorts the right of first refusal to become the manager of any real property acquired by us. This opportunity will be made available to MeriStar Hotels & Resorts only if we determine that:

  . consistent with our status as a real estate investment trust, we must enter into a management agreement with an unaffiliated third party with respect to the property;

  . MeriStar Hotels & Resorts is qualified to be the manager of that property; and

  . we decide to have the property operated by the owner of a hospitality trade name under that trade name.

Because of the provisions of the intercompany agreement, the nature of our business and the opportunities we may pursue will be restricted.

 Conflicts relating to sale of hotels subject to management agreements.

   We generally will be obligated under each of our management agreements with MeriStar Hotels & Resorts to pay a termination fee to MeriStar Hotels & Resorts if we elect to sell a hotel or if we elect not to restore a hotel after a casualty and do not replace it with another hotel subject to a management agreement with a fair market value equal to the fair market value of MeriStar Hotels & Resorts' remaining management fee due under the management agreement to be terminated. Where applicable, the termination fee is equal to the present value, using a discount rate of 10%, of the remaining payments under the agreement, assuming that MeriStar Hotels & Resorts would have been paid a management fee under the agreement to be terminated, based on the operating results for the 12 months preceding termination. A decision to sell a hotel may, therefore, have significantly different consequences for us and MeriStar Hotels & Resorts.

 Lack of control over management and operations of the hotels.

   We are dependent on the ability of MeriStar Hotels & Resorts and other managers of hotels to operate and manage our hotels. In order to maintain our real estate investment trust status, we cannot operate our hotels or any subsequently acquired hotels. As a result, we are unable to directly implement strategic business decisions for the operation and marketing of our hotels, such as decisions with respect to the setting of room rates, food and beverage operations and similar matters.

 Potential negative impact on our acquisitions.

   Our relationship with MeriStar Hotels & Resorts could negatively impact our ability to acquire additional hotels because hotel management companies, franchisees and others who would have approached us with acquisition opportunities in hopes of establishing lessee or management relationships may not do so knowing that we will rely primarily on MeriStar Hotels & Resorts to manage the acquired properties. These persons may instead provide acquisition opportunities to hotel companies that will allow them to manage the properties following the sale. This could have a negative impact on our acquisition activities in the future.

 There are potential conflicts of interest relating to our relationship with MeriStar Hotels and Resorts.

   The terms of the intercompany agreement were not negotiated on an arm's-length basis. Because the two companies share some of the same executive officers and directors, there is a potential conflict of interest with respect to the enforcement and termination of the intercompany agreement to our benefit to the detriment of MeriStar Hotels & Resorts or to the benefit of MeriStar Hotels & Resorts to our detriment. Furthermore, because of the independent trading of the two companies, stockholders in each company may develop divergent interests which could lead to conflicts of interest. The divergence of interests could also reduce the anticipated benefits of our "paper clip" real estate investment trust structure.

Real Estate Investment Trust Tax Risks

 We are a real estate trust, and failure to qualify as a real estate investment trust will result in additional tax liability and will likely reduce the amount available for payment on our indebtedness.

   We have operated and intend to continue to operate in a manner designed to permit us to qualify as a real estate investment trust for federal income tax purposes. Qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986 for which there are only limited judicial or administrative interpretations. In addition, there are no judicial or administrative interpretations with respect to the REIT Modernization Act. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a real estate investment trust. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a real estate investment trust that holds its assets through a partnership, such as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a real estate investment trust or the federal income tax consequences of that qualification.

   If we fail to qualify as a real estate investment trust in any taxable year, we will not be allowed a deduction for distributions to our stockholders in computing our taxable income and will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at the applicable corporate rate. In addition, unless we were entitled to relief under statutory provisions, we would be disqualified from treatment as a real estate investment trust for the four taxable years following the year during which qualification is lost. This disqualification would reduce our funds available for payments on our indebtedness because of our additional tax liability for the year or years involved.

   If the Internal Revenue Service were successfully to determine that MeriStar Hospitality Operating Partnership, L.P. should properly be treated for federal income tax purposes as a corporation, we would likely cease to qualify as a real estate investment trust. In addition, if the Internal Revenue Service were successfully to determine that any of the other partnerships or the joint ventures or limited liability companies in which we or the operating partnership hold an interest is properly treated for federal income tax purposes as a corporation, we normally would cease to qualify as a real estate investment trust. The imposition of a corporate tax on any of these entities, with a concomitant loss of our real estate investment trust status, could substantially reduce the amount of cash available for payment on our indebtedness.

   If we were to fail to qualify as a real estate investment trust, we no longer would be subject to the distribution requirements of the Internal Revenue Code. To the extent that distributions to stockholders would have been made in anticipation of our qualifying as a real estate investment trust, we might be required to borrow funds or to liquidate assets to pay the applicable corporate income tax. Although we currently operate in a manner designed to qualify as a real estate investment trust, it is possible that future economic, market, legal, tax or other considerations may cause us to decide to revoke the real estate investment trust election.

 Because we are a real estate investment trust, we are required to distribute most of our taxable income, which may have an effect on our ability to make payments on our indebtedness.

   To obtain the favorable tax treatment accorded to real estate investment trusts under the Internal Revenue Code, we generally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to income tax on any undistributed real estate investment trust taxable income and net capital gain, and to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay with respect to any calendar year are less than the sum of:

  . 85% of our ordinary income for the calendar year;

  . 95% of our capital gain net income for that year; and

  . 100% of our undistributed income from prior years.

   The requirement to distribute a substantial portion of our net taxable income could cause us to distribute amounts that otherwise would be spent on future acquisitions, unanticipated capital expenditures or repayment of debt which would require us to borrow funds or to sell assets to fund the cost of these items.

   We intend to make distributions to our stockholders to comply with the distribution provisions of the Internal Revenue Code and generally to avoid federal income taxes and the nondeductible 4% excise tax. Our income will consist primarily of our share of income of MeriStar Hospitality Operating Partnership, L.P. and our cash flow will consist primarily of our share of distributions from the operating partnership. It is possible, however, that differences in timing between the receipt of income and the payment of expenses in arriving at our taxable income or the taxable income of the operating partnership and the effect of nondeductible capital expenditures, the creation of reserves or required debt amortization payments could in the future require us to borrow funds directly or through the operating partnership on a short or long-term basis to meet the distribution requirements that are necessary to continue to qualify as a real estate investment trust and avoid federal income taxes and the 4% nondeductible excise tax. In these circumstances, we might need to borrow funds directly in order to avoid adverse tax consequences even if we believe that the then prevailing market conditions generally are not favorable for those borrowings or that those borrowings are not advisable in the absence of those tax considerations.

   Distributions by the operating partnership will be determined by us and are dependent on a number of factors, including:

  . the amount of cash available for distribution;

  . the operating partnership's financial condition;

  . our decision to reinvest funds rather than to distribute the funds;

  . restrictions in our debt instruments;

  . the operating partnership's capital expenditure requirements;

  . the annual distribution requirements under the real estate investment trust provisions of the Internal Revenue Code; and

  . other factors as we deem relevant.

Although we intend to continue to satisfy the annual distribution requirement to avoid corporate income taxation on the earnings that we distribute, we may not be able to do so.

 We rely on the knowledge and experience of some key personnel, and the loss of these personnel may have a material adverse effect on our operations.

   We place substantial reliance on the lodging industry knowledge and experience and the continued services of our senior management, led by Paul W. Whetsell and John Emery. While we believe that, if necessary, we could find replacements for these key personnel, the loss of their services could have a material adverse effect on our operations. In addition, Messrs. Whetsell and Emery are currently engaged, and in the future will continue to engage, in the management of MeriStar Hotels & Resorts. Messrs. Whetsell and Emery may experience conflicts of interest in allocating management time, services and functions between us and MeriStar Hotels & Resorts.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Information both included and incorporated by reference in this supplemental information may contain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in:

  . economic conditions generally and the real estate market specifically;

  . legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts;

  . availability of capital;

  . interest rates;

  . competition;

  . supply and demand for hotel rooms in our current and proposed market areas; and

  . general accounting principles, policies and guidelines applicable to real estate investment trusts.

These risks and uncertainties, along with the risk factors discussed above under "Risk Factors", should be considered in evaluating any forward-looking statements contained in this supplemental information.

   We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise, other than required by law.

ITEM 2. PROPERTIES

   We maintain our corporate headquarters in Washington, D.C. and own hotel properties throughout the United States and Canada. As of December 31, 2000, we owned 114 hotels. We lease land for seven of our hotels: Hilton Hotel, Washington, DC; Hilton Hotel, San Pedro, California; Doral Palm Springs, Palm Springs, California; Jekyll Inn, Jekyll Island, Georgia; Hilton Hotel, Clearwater, Florida; Courtyard by Marriott, Lake Buena Vista, Florida; and Radisson Hotel, Rochester, New York. We also lease part of the land for six of our hotels: Westin Morristown, Morristown, New Jersey; Courtyard by Marriott Meadowlands, Secaucus, New Jersey; Wyndham Hotel Albuquerque, Albuquerque, New Mexico; Hilton Hotel Toledo, Toledo, Ohio; Wyndham Airport Hotel, San Jose, California; and Westin Resort Key Largo, Key Largo, Florida. No one hotel property is material to our operations. A typical hotel has meeting and banquet facilities, food and beverage facilities and guest rooms and suites.

   The hotels generally feature comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities that attract meeting and convention functions from groups and associations, upscale business and vacation travelers as well as banquets and receptions from the local community.

   The following table sets forth certain information with respect to the hotels for the year ended December 31, 2000:

                                                                           Guest
Hotel                                                 Location             Rooms
-----                                                 --------             -----
Sheraton Hotel....................................... Mesa, AZ              273
Crowne Plaza Hotel................................... Phoenix, AZ           250
Embassy Suites....................................... Tucson, AZ            204
Courtyard by Marriott................................ Century City, CA      134
Hilton Hotel......................................... Irvine, CA            289
Marriott Hotel....................................... Los Angeles, CA       469
Courtyard by Marriott................................ Marina Del Rey, CA    276
Hilton Hotel......................................... Monterey, CA          204
Doral Palm Springs................................... Palm Springs, CA      285
Hilton Hotel......................................... Sacramento, CA        331
Holiday Inn Select................................... San Diego, CA         317
Sheraton Hotel....................................... San Francisco, CA     525
Crowne Plaza Hotel................................... San Jose, CA          239
Wyndham Hotel........................................ San Jose, CA          355
Hilton Hotel......................................... San Pedro, CA         226
Santa Barbara Inn.................................... Santa Barbara, CA      71
Holiday Inn.......................................... Colorado Springs, CO  200
Sheraton Hotel....................................... Colorado Springs, CO  500
Embassy Suites....................................... Englewood, CO         236
Hilton Hotel......................................... Hartford, CT          388
Ramada Hotel......................................... Meriden, CT           150
Ramada Hotel......................................... Shelton, CT           155
Doubletree Bradley Airport........................... Windsor Locks, CT     200
Embassy Row Hilton Hotel............................. Washington, DC        193
Georgetown Inn....................................... Washington, DC         96
The Latham Hotel..................................... Washington, DC        143
South Seas Plantation................................ Captiva, FL           579
Hilton Hotel......................................... Clearwater, FL        426
Ramada Hotel......................................... Clearwater, FL        289
Hilton Hotel......................................... Cocoa Beach, FL       296
Holiday Inn.......................................... Ft. Lauderdale, FL    240

                                                                           Guest
Hotel                                                Location              Rooms
-----                                                --------              -----
Howard Johnson Resort............................... Key Largo, FL          100
Westin Hotel........................................ Key Largo, FL          200
Courtyard by Marriott............................... Lake Buena Vista, FL   314
Sheraton Hotel...................................... Lake Buena Vista, FL   489
Radisson Hotel...................................... Marco Island, FL       268
Holiday Inn......................................... Madeira Beach, FL      149
Radisson Hotel...................................... Orlando, FL            742
Best Western Hotel.................................. Sanibel Island, FL      46
Safety Harbor Resort and Spa (1).................... Sanibel Island, FL     193
Sanibel Inn......................................... Sanibel Island, FL      96
Seaside Inn......................................... Sanibel Island, FL      32
Song of the Sea..................................... Sanibel Island, FL      30
Sundial Beach Resort................................ Sanibel Island, FL     243
Doubletree Hotel.................................... Tampa, FL              496
Doubletree Guest Suites............................. Atlanta, GA            155
Westin Atlanta Airport.............................. Atlanta, GA            495
Jekyll Inn.......................................... Jekyll Island, GA      262
Wyndham Hotel....................................... Marietta, GA           218
Radisson Hotel...................................... Arlington Heights, IL  201
Radisson Hotel & Suites............................. Chicago, IL            350
Holiday Inn......................................... Rosemont, IL           507
Radisson Hotel...................................... Schaumburg, IL         200
Doubletree Guest Suites............................. Indianapolis, IN       137
Radisson Plaza...................................... Lexington, KY          367
Hilton Hotel........................................ Louisville, KY         321
Holiday Inn Select.................................. Kenner, LA             303
Hilton & Towers..................................... Lafayette, LA          327
Maison de Ville..................................... New Orleans, LA         23
Radisson Hotel...................................... Annapolis, MD          219
Radisson Hotel...................................... Baltimore, MD          148
Sheraton Hotel...................................... Columbia, MD           287
Hilton Hotel........................................ Detroit, MI            151
Hilton Hotel........................................ Grand Rapids, MI       224
Holiday Inn Sports Complex.......................... Kansas City, MO        163
Sheraton Airport Plaza.............................. Charlotte, NC          222
Hilton Hotel........................................ Durham, NC             194
Courtyard by Marriott............................... Durham, NC             146
Four Points Hotel................................... Cherry Hill, NJ        213
Ramada Hotel........................................ Mahwah, NJ             128
Sheraton Hotel...................................... Mahwah, NJ             225
Westin Hotel........................................ Morristown, NJ         199
Four Points Hotel................................... Mt. Arlington, NJ      124
Doral Forrestal..................................... Princeton, NJ          290
Courtyard by Marriott............................... Secaucus, NJ           165
Marriott Hotel...................................... Somerset, NJ           440
Doubletree Hotel.................................... Albuquerque, NM        295
Wyndham Hotel....................................... Albuquerque, NM        276
Crowne Plaza Hotel.................................. Las Vegas, NV          201
St. Tropez Suites................................... Las Vegas, NV          149
Radisson Hotel...................................... Rochester, NY          171

                                                                          Guest
Hotel                                            Location                 Rooms
-----                                            --------                 ------
Radisson Hotel.................................. Middleburg Heights, OH      237
Hilton Hotel.................................... Toledo, OH                  213
Westin Hotel.................................... Oklahoma City, OK           395
Crowne Plaza Hotel.............................. Lake Oswego, OR             161
Sheraton Hotel.................................. Frazer, PA                  198
Embassy Suites.................................. Philadelphia, PA            288
Holiday Inn Select.............................. Trevose, PA                 215
Hilton Hotel.................................... Arlington, TX               309
Doubletree Hotel................................ Austin, TX                  350
Hilton & Towers................................. Austin, TX                  320
Holiday Inn Select.............................. Bedford, TX                 243
Radisson Hotel.................................. Dallas, TX                  304
Renaissance Hotel............................... Dallas, TX                  289
Sheraton Hotel.................................. Dallas, TX                  348
Hilton Hotel.................................... Houston, TX                 292
Marriott Hotel.................................. Houston, TX                 302
Hilton Hotel.................................... Houston, TX                 295
Sheraton Hotel.................................. Houston, TX                 382
Holiday Inn Select.............................. Irving, TX                  409
Hilton Hotel.................................... Midland, TX                 249
Hilton Hotel.................................... Salt Lake City, UT          287
Holiday Inn..................................... Alexandria, VA              178
Radisson Hotel.................................. Alexandria, VA              253
Hilton Hotel.................................... Arlington, VA               209
Hilton Hotel.................................... Arlington, VA               386
Richmond Hotel and Conference Center............ Richmond, VA                280
Hilton Hotel.................................... Bellevue, WA                179
Crowne Plaza Hotel.............................. Madison, WI                 226
Holiday Inn..................................... Madison, WI                 194
Holiday Inn..................................... Calgary, Alberta, Canada    170
Sheraton Hotel.................................. Guildford, B.C., Canada     278
Holiday Inn..................................... Vancouver, B.C., Canada     100
Ramada Hotel.................................... Vancouver, B.C., Canada     118
                                                                          ------
  Total Rooms...................................                          29,090
                                                                          ======

--------
(1) Acquired on May 31, 2000.

                                   THE LEASES

   Until January 1, 2001, subsidiaries of MeriStar Hotels & Resorts leased 106 of the 114 hotels. Each lease provided for an initial term of 12 years. Each lease provided MeriStar Hotels & Resorts with three renewal options of five years each (except in the case of properties with ground leases having a remaining term of less than 40 years), provided that:

  . MeriStar Hotels & Resorts would not have the right to a renewal if a change in the tax law has occurred that would permit us to operate the hotel directly;

  . if MeriStar Hotels & Resorts elected not to renew a lease for any applicable hotel, then we had the right to reject the exercise of a renewal right on a lease of a comparable hotel; and

  . the rent for each renewal term would be adjusted to reflect the then fair market rental value of the hotel.

   If we and MeriStar Hotels & Resorts were unable to agree upon the then fair market rental value of a hotel, the lease would have terminated upon the expiration of the then current term and MeriStar Hotels & Resorts then would have had a right of first refusal to lease the hotel from us on such terms as we may have agreed upon with a third-party lessee.

Base Rent; Participating Rent; Additional Charges

   Each lease required MeriStar Hotels & Resorts to pay:

  . fixed monthly base rent,

  . participating rent, which was payable monthly and based on certain percentages of room revenue, food and beverage revenue and telephone and other revenue at each hotel in excess of base rent, and

  . certain other amounts, including interest accrued on any late payments or charges.

   Base rent and participating rent departmental thresholds (departmental revenue on which the rent percentage is based) were increased annually by a percentage equal to the percentage increase in the Consumer Price Index (CPI percentage increase plus 0.75% in the case of the participating rent departmental revenue threshold) compared to the prior year. In addition, under certain circumstances, a reduced percentage rate would apply to the revenues attributable to certain "discounted rates" that MeriStar Hotels & Resorts may offer. Base rent was payable monthly in arrears. Participating rent was payable in arrears based on a monthly schedule adjusted to reflect the seasonal variations in the hotel's revenue.

   The leases required MeriStar Hotels & Resorts to pay rent, liability insurance, all costs and expenses and all utility and other charges incurred in the operation of the hotels. We are responsible for real estate and personal property taxes and assessments, rent payable under ground leases, casualty insurance, including loss of income insurance, capital impositions and capital replacements and refurbishments (determined in accordance with generally accepted accounting principles). The leases also provided for rent reductions and abatements in the event of damage or destruction or a partial taking of any hotel.

   The leases also provided for a rental adjustment under certain circumstances in the event of (a) a major renovation of the hotel, or (b) a change in the franchisor of the hotel.

Lessee Capitalization

   The leases required MeriStar Hotels & Resorts, as guarantor of the leases, to maintain a book net worth of not less than $40 million. Further, as of January 1, 1999, for so long as the tangible net worth of MeriStar Hotels & Resort was less than 17.5% of the aggregate rents payable under the leases for the prior calendar year, MeriStar Hotels & Resorts was prohibited from paying dividends or making distributions other than dividends or distributions made for the purpose of permitting the partners of the operating partnership to pay taxes on the taxable income of the operating partnership attributable to its partners plus any required preferred distributions existing to partners.

Termination

   We had the right to terminate the applicable lease upon the sale of a hotel to a third party or, upon our determination not to rebuild after a casualty, upon payment to MeriStar Hotels & Resorts of the fair market value of the leasehold estate (except for properties initially identified by MeriStar Hotels & Resorts and ourselves as properties slated to be sold). The fair market value of the leasehold estate was determined by discounting to present value at a discount rate of 10% per annum the cash flow for each remaining year of the then current lease term, which cash flow would be deemed to be the cash flow realized by MeriStar Hotels & Resorts under the applicable lease for the 12-month period preceding the termination date. We were to receive as a credit against any such termination payments an amount equal to any outstanding "New Lease Credits," which means the projected cash flow, determined on the same basis as the termination payment, of any new leases entered into between MeriStar Hotels & Resort and ourselves after the effective date for the initial term of such new lease amortized on a straight-line basis over the initial term of the new lease.

Performance Standards

   We had the right to terminate the applicable lease if, in any calendar year, the gross revenues from a hotel are less than 95% of the projected gross revenues for such year as set forth in the applicable budget unless:

  . MeriStar Hotels & Resorts could reasonably demonstrate that the gross revenue shortfall was caused by general market conditions beyond its control, or

  . MeriStar Hotels & Resorts "cured" the shortfall by paying to us the difference between the rent that would have been paid to us had the property achieved gross revenues of 95% of the budgeted amounts and the rent paid based on actual gross revenues.

   MeriStar Hotels & Resorts did not have such a cure right for more than two consecutive years.

   The leases also required that MeriStar Hotels & Resorts spend in each calendar year at least 95% of the amounts budgeted for marketing expenses and for repair and maintenance expenses.

Assignment and Subleasing

   MeriStar Hotels & Resorts did not have the right to assign a lease or sublet a hotel without our prior written consent. For purposes of the lease, a change in control of MeriStar Hotels & Resorts would have been deemed an assignment of the lease and would require our consent, which may be granted or withheld in our sole discretion.

   On December 11, 2000, MeriStar Hotels & Resorts announced that it had signed a merger agreement with American Skiing Company, a company that owns, develops and operates ski resort properties. Under that merger agreement, MeriStar Hotels & Resorts will become a wholly-owned subsidiary of American Skiing. In connection with the merger, American Skiing will be renamed "Doral International, Inc." MeriStar Hotels & Resorts has stated that it intends to continue to manage our hotels as a subsidiary of Doral. Our Board of Directors has consented to the merger and the change of control under the terms of our management agreements.

                           THE MANAGEMENT AGREEMENTS

   Effective January 1, 2001, our taxable subsidiaries executed agreements with subsidiaries of MeriStar Hotels & Resorts which assigned our existing leases with MeriStar Hotels & Resorts to our taxable subsidiaries.

In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels & Resorts for each property that was previously leased by them.

Management Fees and Performance Standards

   Each taxable subsidiary will pay MeriStar Hotels & Resorts a management fee for each hotel equal to a specified percentage of aggregate hotel operating revenues, increased or reduced, as the case may be, by 20% of the positive or negative difference between:

  . the actual excess of total operating revenues over total operating expenses; and

  . the projected excess of total operating revenues over total operating expenses.

The total management fee for a hotel in any fiscal year will not be less than 2.5% or greater than 4.0% of aggregate hotel operating revenues.

Term and Termination

   The management agreements with MeriStar Hotels & Resorts have initial terms of 10 years with three renewal periods of five years each. A renewal will not go into effect if a change in the federal tax laws permits us or one of our subsidiaries to operate the hotel directly without adversely affecting our ability to qualify as a REIT or if MeriStar Hotels & Resorts elects not to renew the agreement. We may elect not to renew the management agreements only as provided below.

   Our taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is destroyed and not rebuilt after a casualty. Upon that termination, our taxable subsidiary will be required to pay MeriStar Hotels & Resorts the fair market value of the management agreement. That fair market value will be equal to the present value, using a discount rate of 10%, of the remaining payments under the agreement, assuming that MeriStar Hotels & Resorts would have been paid management fees under the agreement based on the operating results for the 12 months preceding the termination. Our taxable subsidiaries will be able to credit against any termination payments the projected fees, discounted to present value at a discount rate of 10%, under any management agreements or leases entered into between our subsidiaries and subsidiaries of MeriStar Hotels & Resorts following August 3, 1998.

   If gross operating profit from a hotel is less than 85% of the amount projected in the hotel's budget in any fiscal year and gross operating profit from that hotel is less than 90% of the projected amount in the next fiscal year, our taxable subsidiaries will have the right to terminate the management agreement for the hotel, unless:

  . we did not materially comply with the capital expenditures contemplated by the budget for either or both of the applicable fiscal years; or

  . MeriStar Hotels & Resorts cures the shortfall by agreeing to reduce its management fee for the next fiscal year by the amount of the shortfall between the actual operating profit for the second fiscal year and 90% of the projected gross operating profit for that year.

MeriStar Hotels & Resorts can only use the cure right once during the term of the management agreement.

Assignment

   MeriStar Hotels & Resorts does not have the right to assign a management agreement without the prior written consent of the relevant taxable subsidiary. A change in control of MeriStar Hotels & Resorts will require our consent which may be granted or withheld in our sole discretion.

ITEM 3. LEGAL PROCEEDINGS

   In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters have been submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "MHX." The following table sets forth for the periods indicated the high and low closing sale prices for our common stock on the NYSE.

                                                                    Price
                                                              ------------------
                                                                High      Low
                                                              --------- --------
2001:
  First Quarter (through March 5, 2001)...................... $22       $19 7/8
2000:
  Fourth Quarter (ended December 31, 2000)...................  20 5/8    18 3/8
  Third Quarter (ended September 30, 2000)...................  22 13/16  20 1/4
  Second Quarter (ended June 30, 2000).......................  21 1/64   17 5/8
  First Quarter (ended March 31, 2000).......................  17 7/16   15 1/16
1999:
  Fourth Quarter (ended December 31, 1999)...................  16 3/4    14 3/4
  Third Quarter (ended September 30, 1999)...................  22 5/16   15 1/4
  Second Quarter (ended June 30, 1999).......................  24 1/16   18 7/16
  First Quarter (ended March 31, 1999).......................  19 3/8    16 1/6

--------

   The last reported sale price of our common stock on the NYSE on March 5, 2001 was $19 57/64. As of March 5, 2001, there were approximately 348 holders of record of our common stock.

   On December 20, 2000, we declared a dividend of $0.505 per share relating to the fourth quarter of 2000 that was paid on January 31, 2001 to stockholders of record as of December 29, 2000.

   On December 6, 1999, we declared a dividend of $0.505 per share relating to the fourth quarter of 1999 that was paid on January 31, 2000 to stockholders of record as of December 31, 2000.

   We intend to make regular quarterly distributions to our stockholders. Future distributions will be at the discretion of our Board of Directors and will depend on our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Directors deems relevant. There can be no assurance that any such distributions will be made in the future.

   In order to maintain our qualification as a REIT, we were required to make annual distributions to our stockholders of at least 95% of our taxable income (excluding net capital gains) for the year 2000. As of January 1, 2001, under the REIT Modernization Act, we will be required to make annual distributions to our stockholders of at least 90% of our taxable income. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet these distribution requirements. In that event, we would seek to borrow the amount to obtain the cash necessary to make distributions to retain our qualification as a REIT for Federal income tax purposes. The distributions made in 2000 represent a 0% return of capital.

Recent Sales of Unregistered Securities

 American General Hospitality Corporation

   Each of American General Hospitality's private issuances of shares of common stock and operating partnership's private issuances of OP Units was in reliance on exemptions from registration under Section 4(2) of the Act in the amounts and for the consideration set forth below.

   On January 2, 1998, American General Hospitality privately sold an additional 420,106 shares of common stock to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership.

   On January 8, 1998, American General Hospitality privately issued 439,375 Class B OP Units as part of the purchase price of a portfolio hotels owned by Prime Hospitality. On April 16, 1998 the Class B OP Units converted into Common OP Units.

   On January 15, 1998, American General Hospitality privately sold the balance of 100,829 shares of its common stock to certain investment funds and separate accounts advised by ABKB/LaSalle Securities Limited Partnership and LaSalle Advisors Limited Partnership.

   On February 3, 1998, American General Hospitality privately issued 1,108,874 Class C OP Units as part of the purchase price of the Holiday Inn O'Hare International Hotel. The Class C OP Units bear a preferred annual distribution rate of $2.23 per Class C OP Unit until such time as the dividend distribution rate for the Class C OP Units will equal the distribution rate on our common stock. In addition, the holders of the Class C OP Units received an additional 974,588 Class A OP Units due to the fact that the fair market value of the common stock, as reported on the New York Stock Exchange, Inc., was trading below $35 per share on the anniversary date of the closing of the acquisition.

 MeriStar Hospitality Corporation

   On August 21, 1998, we privately issued 46,628 Class B OP Units as part of the purchase of the land under the Four Points Hotel in Mt. Arlington, New Jersey. On October 14, 1998 the Class B OP Units automatically converted into Common OP Units.

   On October 1, 1998, we privately issued 916,230 Common OP Units as part of the purchase of a portfolio of assets from South Seas Properties Company Limited Partnership and its affiliates.

   On January 7, 1999, we privately issued 65,875 Common OP Units as part of the purchase of the Holiday Inn Madison, Wisconsin.

   On March 29, 2000, we issued 462,500 Profits-Only OP Units to certain of our executive officers and executive officers of MeriStar Hotels & Resorts, Inc. pursuant to our Profits-Only Operating Partnership Units Plan which is filed as an exhibit to this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth selected historical financial information for MeriStar Hospitality Corporation. The selected operating results and balance sheet data have been extracted from the consolidated financial statements for each of the periods presented. The following information should be read in conjunction with the consolidated financial statements and notes thereto for MeriStar Hospitality Corporation and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                        Year Ended December 31,
                          -------------------------------------------------------
                             2000        1999        1998       1997       1996
                          ----------  ----------  ----------  ---------  --------
                          (dollars and shares in thousands, except per share
                                               amounts)
Revenue:
Hotel operations:
 Participating lease
  revenue...............  $  391,729  $  368,012  $  135,994  $     --   $    --
 Rooms..................         --          --      275,610    207,736    68,498
 Food, beverage, office
  rental and other......       9,049       6,892     110,519    103,521    36,949
 Management services
  and other revenues....         --          --        3,174      5,136     4,345
                          ----------  ----------  ----------  ---------  --------
   Total revenues.......     400,778     374,904     525,297    316,393   109,792
                          ----------  ----------  ----------  ---------  --------
Operating expenses:
Departmental expenses:
 Rooms..................         --          --       65,048     51,075    17,509
 Food, beverage and
  other.................       2,731       1,964      80,327     77,373    27,102
Undistributed operating
 expenses:
 Administrative and
  general...............       9,445       5,749      62,350     50,332    20,448
 Property and other
  operating costs.......      47,481      47,027     122,963     55,111    17,151
 Depreciation and
  amortization..........     111,947     103,099      60,703     20,990     8,248
                          ----------  ----------  ----------  ---------  --------
   Total operating
    expenses............     171,604     157,839     391,391    254,881    90,458
                          ----------  ----------  ----------  ---------  --------
Net operating income....     229,174     217,065     133,906     61,512    19,334
Interest expense, net...     117,524     100,398      64,378     21,024    12,346
Minority interests......      10,240      11,069       5,121      1,425       (39)
Provision for income
 taxes..................       2,028       2,102      15,699     14,911     2,674
                          ----------  ----------  ----------  ---------  --------
Income before gain on
 sale of assets,
 extraordinary gain
 (loss) and cumulative
 effect of accounting
 change.................      99,382     103,496      48,708     24,152     4,353
Gain on sale of assets,
 net of tax (A).........       3,425         --          --         --        --
Extraordinary gain
 (loss), net of tax
 (B)....................       3,054      (4,532)     (4,080)    (4,092)   (1,956)
Cumulative effect of
 accounting change, net
 of tax (C).............         --          --         (921)       --        --
                          ----------  ----------  ----------  ---------  --------
   Net income...........  $  105,861  $   98,964  $   43,707  $  20,060  $  2,397
                          ==========  ==========  ==========  =========  ========
Basic earnings per share
 before extraordinary
 gain (loss) (D)........  $     2.21  $     2.19  $     1.45  $    1.29  $   0.31
Diluted earnings per
 share before
 extraordinary gain
 (loss) (D).............  $     2.14  $     2.11  $     1.40  $    1.27  $   0.31
Dividends per common
 share (E)..............  $     2.02  $     2.02  $     0.82  $     --   $    --
Number of shares of
 common stock issued and
 outstanding (F)........      44,380      47,257      46,718     24,867    12,754
Other Financial Data:
EBITDA (G)..............  $  341,121  $  320,164  $  194,609  $  82,502  $ 27,582
Net cash provided by
 operating activities...     224,037     229,193     162,796     59,882    13,373
Net cash used in
 investing activities...     (14,286)   (187,952)   (785,505)  (586,259) (225,251)
Net cash (used in)
 provided by financing
 activities.............    (212,121)    (42,812)    543,256    588,428   226,830
Balance Sheet Data:
Investments in hotel
 properties, gross......  $3,193,730  $3,118,723  $2,957,543  $ 950,052  $343,092
Total assets............   3,013,008   3,094,201   2,998,460  1,124,642   379,161
Long-term debt..........   1,638,319   1,676,771   1,602,352    492,771   200,361

                                        Year Ended December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
                              (dollars and shares in thousands, except per
                                             share amounts)
Operating Data:
Owned Hotels and Properties:
 Number of hotels (F).......       114       116       117        47        19
 Number of guest rooms (F)..    29,090    29,348    29,351    12,019     5,166
 Total revenues (in
  thousands)................  $400,778  $374,904  $522,123  $311,257  $105,447
 Average occupancy (H)......      72.2%     71.6%     71.5%     72.0%     71.6%
 ADR (I)....................  $ 107.60  $ 101.14  $  95.00  $  86.87  $  82.84
 RevPAR (J).................  $  77.71  $  72.44  $  67.90  $  62.55  $  59.31

--------
(A) During 2000, we sold three limited service hotels that resulted in a gain on sales of assets.
(B) During 1996, 1997, 1998, and 1999 some loan facilities were refinanced and the write-offs of deferred costs associated with these facilities were recorded as extraordinary losses in accordance with generally accepted accounting principles. During 2000, we repurchased some of our convertible notes at a discount, which resulted in an extraordinary gain.
(C) Pursuant to AICPA Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" which we adopted on July 1, 1998, the cumulative effect of this accounting change was a pre-tax reduction of income for the year ended December 31, 1998 of $1,485 ($921 net of tax effect).
(D) Basic and diluted earnings per share before extraordinary loss for the year ended December 31, 1996 is based on earnings for the period from August 20, 1996 (date of our initial public offering) through December 31, 1996.
(E) No dividends were declared prior to August 3, 1998 (date of the merger).
(F) As of December 31 for the periods presented.
(G) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Management believes that EBITDA is a useful measure of operating performance because (i) it is industry practice to evaluate hotel properties based on operating income before interest, depreciation and amortization and minority interests of common and preferred OP Unit holders, which is generally equivalent to EBITDA, and
    (ii) EBITDA is unaffected by the debt and equity structure of the entity. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP"), is not necessarily indicative of cash available to fund all cash flow needs, and should not be considered as an alternative to net income under GAAP for purposes of evaluating our results of operations and may not be comparable to other similarly titled measures used by other companies.
(H) Represents total number of rooms occupied by hotel guests on a paid basis divided by total available rooms.
(I) Represents total room revenues divided by total number of rooms occupied by hotel guests on a paid basis.
(J) Represents total room revenues divided by total available rooms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
   We own a portfolio of primarily upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. During 2000 and 1999, substantially all of our hotels were leased to and operated by MeriStar Hotels & Resorts, Inc. As of December 31, 2000, we owned 114 hotels, with 29,090 rooms, 106 of which were leased and operated by MeriStar Hotels & Resorts.

   We were created on August 3, 1998, when American General Hospitality Corporation, a corporation operating as a real estate investment trust, and its associated entities merged with CapStar Hotel Company and its associated entities. In connection with the merger between CapStar and American General, MeriStar Hotels & Resorts, Inc., a separate publicly traded company, was created to be the lessee and manager of nearly all of our hotels. The eight hotels not leased by MeriStar Hotels & Resorts are leased by affiliates of Prime Hospitality Corporation. We share certain key officers and four board members with MeriStar Hotels & Resorts and an intercompany agreement aligns our interests with the interests of MeriStar Hotels & Resorts, with the objective of benefiting both companies' shareholders.

   In order to maintain our tax status as a real estate investment trust, we have not been permitted to participate in the operations of our hotel properties. To comply with this requirement through December 31, 2000, all of our properties were subject to leases involving two third-party lessees, MeriStar Hotels & Resorts and Prime Hospitality Corporation.

   On January 1, 2001, changes to the federal tax laws governing real estate investment trusts, commonly know as the REIT Modernization Act or RMA became effective. The REIT Modernization Act permits real estate investment trusts to create a taxable subsidiary on or after January 1, 2001, which will be subject to taxation similar to a C-Corporation. The taxable subsidiary will allow us to lease our real property. The REIT Modernization Act prohibits our taxable subsidiary from engaging in the following activities:

  . it may not manage the properties itself; it will need to enter into an "arms length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners;
  . it may not lease a property that contains gambling operations; and . it may not own a brand or franchise.

   We believe that establishing a taxable subsidiary to lease our properties provides a more efficient alignment of and ability to capture the economic interests of property ownership.

   Because of these changes in the tax laws, we have formed a number of wholly-owned taxable subsidiaries to which subsidiaries of MeriStar Hotels & Resorts have assigned the participating leases. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels & Resorts to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to MeriStar Hotels & Resorts for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics of the former leases. The transactions did not result in any cash consideration to be exchanged among the parties. Under the new management agreements, the base management fee is 2.5% of total hotel revenue plus incentives payments, based on meeting performance thresholds, that could total up to 1.5% of total hotel revenue. The agreements have an initial term of 10 years with three renewal periods of five years each at the option of MeriStar Hotels & Resorts, subject to some exceptions. Because of these changes, we now bear the operating risk associated with our hotels effective January 1, 2001.

Financial Condition

 December 31, 2000 compared with December 31, 1999

   Our total assets decreased by $81.2 million to $3,013.0 million at December 31, 2000 from $3,094.2 million at December 31, 1999 primarily due to:

  . MeriStar Hotels & Resorts repayment of a $57.1 million note receivable
    (proceeds were used to pay down debt);
  . the sale of three limited service hotels and use of the sale proceeds of
    $24.1 million to repay debt;
  . depreciation on hotel assets; partially offset by . capital expenditures at the hotels;
  . the purchase of a full service hotel for $19.4 million; and . the $10.7 million increase in amounts due from lessee.

   Total liabilities decreased by $25.5 million to $1,777.0 million at December 31, 2000 from $1,802.5 million at December 31, 1999 due mainly to:

  . net repayments of long-term debt; partially offset by . a $16.4 million increase in accounts payable, accrued expenses and other liabilities due to the timing of payments, which include $8.0 million in deferred purchase price related to the purchase of a full service hotel.

Long-term debt decreased by $38.5 million to $1,638.3 million at December 31, 2000 from $1,676.8 million at December 31, 1999 due primarily to net repayments of long-term debt using proceeds from the repayment of the note receivable and proceeds from the sale of the three limited service hotels.

   Minority interests decreased $6.3 million to $101.5 million at December 31, 2000 from $107.8 million at December 31, 1999, due to:

  . current year distributions to minority interest holders; partially offset by
  . current year net income allocated to minority interest holders; and . the net redemption of operating partnership units.

   Stockholders' equity decreased $49.3 million to $1,134.6 at December 31, 2000 from $1,183.9 million at December 31,1999 due primarily to:

  . the repurchase of 3.7 million common shares for $66.1 million; and . the payment of dividends; partially offset by . net income for 2000.

Results of Operations

 Year Ended December 31, 2000 compared with the Year Ended December 31, 1999

   Until January 1, 2001 substantially all of our hotels were leased to and operated by MeriStar Hotels & Resorts. Participating lease revenue represents lease payments from the lessees pursuant to the participating lease agreements. Total revenue increased by $25.9 million to $400.8 million in 2000 compared to $374.9 million in 1999. This increase was primarily attributable to an increase of $23.7 million in participating lease revenue resulting from an increase in room revenue at our hotels under lease. The following table provides our hotels' operating statistics on a same-store basis for the year:

                                                         2000     1999    Change
                                                        -------  -------  ------
   Revenue per available room.......................... $ 77.71  $ 73.51   5.71%
   Average daily rate.................................. $107.60  $101.92   5.57%
   Occupancy...........................................    72.2%    72.1%  0.14%

   Operating expenses increased to $171.6 million for the year ended December 31, 2000 from $157.8 million for the same period in 1999 due primarily to:

  . to an increase in depreciation on hotel assets;
  . an increase in administrative costs, as we added personnel during 2000 to address the operating changes associated with RMA; and . increased insurance costs.

   Net interest expense increased $17.1 million to $117.5 million for the year ended December 31, 2000, from $100.4 million in 1999 due mainly to:

  . lower capitalized interest due to a decrease in capital expenditures in
    2000;
  . an increase in variable interest rates during 2000 and higher interest rates on swap arrangements executed in 2000; partially offset by . a lower average debt balance during 2000.

   Minority interests decreased $0.9 million to $10.2 million in 2000 from $11.1 million in 1999 due to:

  . the net redemption of operating partnership units; partially offset by . the increase in the allocation of income to minority interest holders.

   In 2000, we repurchased $18.2 million of our convertible notes at a discount. This resulted in an extraordinary gain of $3.1 million ($3.1 million, net of tax effect).

   In 2000, we sold three limited service hotels and received $24.1 million. This resulted in a gain on sale of assets of $3.5 million ($3.4 million, net of tax).

   Earnings before interest expense, income taxes, depreciation and amortization or EBITDA grew $20.9 million to $341.1 million in 2000 from $320.2 million in 1999. This growth is due to:

  . the increase in participating lease revenue; partially offset by . the increase in administrative and insurance costs.

   The White Paper on Funds From Operations or FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts or NAREIT in October 1999 defines FFO as net income (loss), computed in accordance with generally accepted accounting principles or GAAP, excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for our portion of these items related to unconsolidated partnerships and joint ventures. Extraordinary items under GAAP are excluded from the calculation of FFO. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our financial performance or to cash flow from operating activities determined in accordance with GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

   The following is a reconciliation between income before gain on the sale of assets, extraordinary gain(loss) and diluted FFO for the year ended December 31 (in thousands):

                                                              2000     1999
                                                            -------- --------
   Income before gain on sale of assets and extraordinary
    gain(loss)............................................. $ 99,382 $103,496
   Minority interest to Common OP Unit Holders.............    9,675   10,504
   Interest on convertible debt............................    7,488    8,303
   Hotel depreciation and amortization.....................  109,538   99,955
                                                            -------- --------
   Diluted FFO............................................. $226,083 $222,258
                                                            ======== ========

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin or SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 addresses lessor revenue recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified revenue target. SAB No. 101 requires the deferral of contingent rental income until specified targets are met. This SAB relates only to the recognition of our lease revenue in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases. The effect of SAB No. 101 was to recognize additional contingent rental income of $40,290 and $45,894 for the three months ended December 31, 2000 and 1999, respectively. There is no year-to-date effect of SAB No. 101.

   The effect of SAB No. 101 on the Company's financial statements is as follows:

                                                     Three Months Ended
                                                      December 31, 2000
                                             -----------------------------------
                                              Prior to                  After
                                              Effect of   Effect of   Effect of
                                             SAB No. 101 SAB No. 101 SAB No. 101
                                             ----------- ----------- -----------
   Net operating income.....................  $ 50,449     $40,290    $ 90,739
   Interest expense.........................   (29,999)        --      (29,999)
   Minority interests.......................    (1,797)     (3,280)     (5,077)
   Income taxes.............................      (373)       (740)     (1,113)
                                              --------     -------    --------
   Net income...............................  $ 18,280     $36,270    $ 54,550
                                              ========     =======    ========
   Diluted Funds from Operations............  $ 49,580     $39,550    $ 89,130
                                              ========     =======    ========
                                                     Three Months Ended
                                                      December 31, 1999
                                             -----------------------------------
                                              Prior to                  After
                                              Effect of   Effect of   Effect of
                                             SAB No. 101 SAB No. 101 SAB No. 101
                                             ----------- ----------- -----------
   Net operating income.....................  $ 45,744     $45,894    $ 91,638
   Interest expense.........................   (25,777)        --      (25,777)
   Minority interests.......................    (1,865)     (4,382)     (6,247)
   Income taxes.............................      (385)       (888)     (1,273)
                                              --------     -------    --------
   Net income...............................  $ 17,717     $40,624    $ 58,341
                                              ========     =======    ========
   Diluted Funds from Operations............  $ 50,549     $45,006    $ 95,555
                                              ========     =======    ========

 Year Ended December 31, 1999 compared with the Year Ended December 31, 1998

   Substantially all of our hotels were leased to and operated by MeriStar Hotels & Resorts. Participating lease revenue represents lease payments from the lessees pursuant to the participating lease agreements. Total revenue decreased by $150.4 million to $374.9 million in 1999 compared to $525.3 million in 1998. This decrease was primarily attributable to the change in the types of revenues recorded in our financial statements in periods before and after August 2, 1998, the date of the merger of CapStar Hotel Company and American General Hospitality Corporation and the spin-off of MeriStar Hotels & Resorts.

   The following table provides our hotels' operating statistics on a same-store basis for the year:

                                                         1999     1998    Change
                                                        -------  -------  ------
   Revenue per available room.......................... $ 74.05  $ 71.80   3.1%
   Average daily rate.................................. $102.39  $100.96   1.4%
   Occupancy...........................................    72.3%    71.1%  1.7%

   Hotel department operating expenses were $0 in 1999 compared to $142.7 million in 1998. This decrease was the result of the hotel operations being leased to MeriStar Hotels & Resorts after August 2, 1998, in conjunction with the merger and spin-off of MeriStar Hotels & Resorts.

   Undistributed operating expenses decreased significantly in 1999 as a result of the merger. Prior to the spin-off of MeriStar Hotels & Resorts, we were responsible for all hotel operating expenses. Subsequent to August 3, 1998, we, as owner, are only responsible for real estate taxes, property insurance and various other undistributed expenses. Depreciation and amortization increased $42.4 million to $103.1 million in 1999 from $60.7 million in 1998 as a result of the assets acquired in the merger.

   Net interest expense increased $36.0 million to $100.4 million for the year ended December 31, 1999, from $64.4 million in 1998. This increase was attributable to:

  . the borrowings used to finance the acquisition of hotels during 1998; . the borrowings used to finance renovations of hotels during 1998 and
    1999;
  . the new debt associated with the merger;
  . higher average interest rates; and
  . 1999 borrowings made to finance real estate ventures.

   Minority interests increased $6.0 million to $11.1 million in 1999 from $5.1 million in 1998 due to:

  . the issuance of OP Units in conjunction with the merger;
  . the issuances of OP Units in acquiring certain hotels; and . a higher amount of income before minority interests in 1999 allocated to minority interest holders.

   Income taxes decreased $13.6 million in 1999 to $2.1 million from $15.7 million in 1998. In 1999, our overall effective tax rate decreased to 2% as a result of the effective elimination of federal income taxes when we became a real estate investment trust. Prior to the merger, our overall effective tax rate was 38.2% in 1998.

   In 1999, we recognized extraordinary losses of $4.5 million, net of a tax benefit of $0.1 million, due to the write-off of unamortized deferred financing fees in conjunction with refinancing certain credit facilities.

   Earnings before interest expense, income taxes, depreciation and amortization or EBITDA grew $125.6 million to $320.2 million in 1999 from $194.6 million in 1998. This growth is due to:

  . the merger;
  . other hotel acquisitions which occurred during 1998; partially offset by . the spin-off of MeriStar Hotels & Resorts.

Liquidity and Capital Resources

 Sources of Cash

   Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. We expect to fund our continuing operations through cash generated by our hotels. We also expect to finance hotel acquisitions, hotel renovations and joint venture investments through a combination of internally generated cash, external borrowings, and the issuance of OP Units and/or common stock. Additionally, we must distribute to stockholders at least 90% of our taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to real estate investment trusts under the Internal Revenue Code. We expect to fund such distributions through cash generated from operations, borrowings on our credit facilities or through our preferred return on our investment in Meristar Investment Partners. We generated $224.0 million of cash from operations during 2000.

 Uses of Cash

   We used $14.3 million of cash in investing activities during the year 2000, primarily for:

  . capital expenditures; partially offset by . proceeds from selling three limited service hotels; and . MeriStar Hotels & Resorts repayment of our note receivable from them.

   We used $212.1 million of cash in financing activities during the year 2000 primarily from:

  . payment of dividends and distributions;
  . the repurchase of our common stock; and . net repayments of borrowings under our credit facilities.

   The weighted average interest rate on borrowings outstanding under the senior secured credit facility as of December 31, 2000 was 8.29%. As of December 31, 2000, we had $98.0 million available under the senior secured credit facility.

   During 2000, we repurchased $18.2 million of our convertible notes at a discount. This resulted in an extraordinary gain of $3.1 million ($3.1 million, net of tax effect).

   In January, 2001, we sold $500 million of senior unsecured notes. The senior unsecured notes are structured as:

  . $300 million in notes with a 9.0% interest rate which mature on January
    15, 2008; and
  . $200 million in notes with a 9.13% interest rate which mature on January
    15, 2011.

   The proceeds were used to repay outstanding debt under our revolving credit facility and to reduce the outstanding debt under our term loans.

   During 2000, we sold three limited service hotels and received proceeds of $24.1 million. This resulted in a gain on sale of assets of $3.5 million, $3.4 million, net of tax. We also purchased a full service hotel for $19.4 million. Of the $19.4 million, $11.4 million was paid in cash and $8.0 million will be paid from the hotel's future cash flow within the next five years. The acquisition was funded using existing cash and borrowings on the senior secured credit facility.

   Capital for renovation work is expected to be provided by a combination of internally generated cash and external borrowings. Initial renovation programs for most of our hotels are complete or nearing completion. Once initial renovation programs for a hotel are completed, we expect to spend approximately 4% annually of hotel revenues for ongoing capital expenditure programs, including room and facilities refurbishments, renovations, and furniture and equipment replacements. For the year ended December 31, 2000, we spent $63.2 million on initial renovation and ongoing property capital expenditure programs. We intend to spend an additional $67.0 million during 2001 to complete our renovation programs and for our ongoing capital expenditure programs.

   In 1999, our board of directors approved the repurchase of up to five million shares of our common stock from time to time in open market or privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. Through December 31, 2000, the program has been funded primarily through proceeds from asset sales and the repayment of the note receivable from MeriStar Hotels & Resorts. As of December 31, 2000, we have repurchased a total of 4,083,204 for $72.4 million at an average price of $17.74 per share. We do not expect to repurchase any more shares.

   We believe cash generated by operations, together with anticipated borrowing capacity under the credit facilities, will be sufficient to fund our existing working capital requirements, ongoing capital expenditures, and debt service requirements. We believe, however, that our future capital decisions will also be made in response to specific acquisition and/or investment opportunities, depending on conditions in the capital and/or other financial markets. Accordingly, we may consider increasing our borrowing capacity or issuing additional debt or equity securities. These proceeds could be used to finance acquisitions or investments, refinance existing debt, or repurchase common stock.

Seasonality

   Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. For resort properties, demand is generally higher in winter and early spring. Since the majority of our hotels are non-resort properties, our operations generally reflect non-resort seasonality patterns. We have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. Our policy is to manage interest rates through the use of a combination of fixed and variable rate debt. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow at a combination of fixed and variable rates, and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. We have no cash flow exposure due to general interest rate changes for our fixed long-term debt obligations.

   The table below, as of December 31, 2000, presents the principal amounts (in thousands of dollars) for our fixed and variable rate debt instruments, weighted-average interest rates, and fair values by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                      Long-term Debt
                                            -----------------------------------
                                                     Average           Average
                                             Fixed   Interest Variable Interest
Expected Maturity                             Rate     Rate     Rate     Rate
-----------------                           -------- -------- -------- --------
2001....................................... $ 11,288   8.5%   $ 17,000   8.6%
2002.......................................   15,897   8.6%     32,000   8.6%
2003.......................................    8,589   8.2%    659,000   8.2%
2004.......................................  171,168   5.1%    190,000   8.2%
2005.......................................    9,265   8.1%        --    N/A
Thereafter.................................  524,112   8.2%        --    N/A
                                            --------   ---    --------   ---
Total...................................... $740,319   7.5%   $898,000   8.2%
                                            ========   ===    ========   ===
Fair Value at 12/31/00..................... $691,311          $898,000
                                            ========          ========

   As of December 31, 2000, we have seven swap agreements with notional principal amounts totaling $700 million. These swap agreements provide hedges against the impact future interest rates have on our floating London Interbank Offered Rate or LIBOR rate debt instruments. The swap agreements effectively fix the 30-day LIBOR between 6.0% and 7.2%. The swap agreements expire between September 2001 and July 2003. For the year ended December 31, 2000, we have received net payments of $3.1 million on these swaps and other similar swaps that expired during the year.

   In anticipation of the August 1999 completion of our mortgage-backed secured facility, we entered into two separate hedge transactions during July 1999. Upon completion of the secured facility, we terminated the underlying treasury lock agreements, resulting in a net payment of $5.1 million. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the secured facility is 7.76%.

   Additionally, in anticipation of the August 1997 offering of $150 million aggregate principal amount of its 8.75% senior subordinated notes due 2007, we entered into separate hedge transactions during June and July 1997. Upon completion of the subordinated notes offering, we terminated the underlying swap agreements, resulting in a net payment of $836,000. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the subordinated notes is 8.69%.

   As of December 31, 2000, after consideration of the hedge agreements described above, 88% of our debt was fixed and our overall weighted average interest rate was 7.93%.

   Upon the sale of our $500 million senior unsecured notes, in January 2001, we reduced the term loans under our senior secured credit facility by $300 million. At that time, we terminated three swap agreements with a notional amount of $300 million that were designated to hedge interest rates on the term loans that were repaid. We made net payments totaling $9.3 million to our counter parties to terminate these swap agreements.

   Although we conduct business in Canada, the Canadian operations were not material to our consolidated financial position, results of operations or cash flows during the years ended December 31, 2000 and 1999. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the years ended December 31, 2000 and 1999. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

MeriStar Hospitality Corporation

Independent Auditors' Report..............................................  37

Consolidated Balance Sheets as of December 31, 2000 and 1999..............  38

Consolidated Statements of Operations for the years ended December 31,
 2000, 1999 and 1998......................................................  39

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2000, 1999 and 1998.........................................  40

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998......................................................  41

Notes to the Consolidated Financial Statements............................  42

Schedule III--Real Estate and Accumulated Depreciation....................  58

   All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
MeriStar Hospitality Corporation:

   We have audited the accompanying consolidated balance sheets of MeriStar Hospitality Corporation and subsidiaries (the "Company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeriStar Hospitality Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Washington, D.C.
February 2, 2001

                        MERISTAR HOSPITALITY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999
                    (in thousands, except per share amounts)

                                                          2000        1999
                                                       ----------  ----------
                        ASSETS

Investments in hotel properties....................... $3,193,730  $3,118,723
Accumulated depreciation..............................   (287,229)   (182,430)
                                                       ----------  ----------
                                                        2,906,501   2,936,293
Cash and cash equivalents.............................        250       2,556
Accounts receivable, net..............................      2,833       1,328
Prepaid expenses and other............................      2,767       9,137
Note receivable from Lessee...........................        --       57,110
Due from Lessee.......................................     22,221      11,476
Investments in and advances to affiliates.............     42,196      40,085
Restricted cash.......................................     19,918      17,188
Intangible assets, net of accumulated amortization of
 $9,729 and $5,742....................................     16,322      19,028
                                                       ----------  ----------
                                                       $3,013,008  $3,094,201
                                                       ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other
 liabilities.......................................... $   74,420  $   58,055
Accrued interest......................................     28,365      31,380
Income taxes payable..................................      1,151         730
Dividends and distributions payable...................     24,581      26,263
Deferred income taxes.................................     10,140       9,345
Long-term debt........................................  1,638,319   1,676,771
                                                       ----------  ----------
Total liabilities.....................................  1,776,976   1,802,544
                                                       ----------  ----------
Minority interests....................................    101,477     107,761
Stockholders' Equity:
  Common stock, par value $0.01 per share
   Authorized-- 250,000 shares
   Issued--48,463 and 47,664 shares...................        485         477
  Additional paid-in capital..........................  1,177,218   1,164,750
  Retained earnings...................................     42,837      30,168
  Accumulated other comprehensive income..............     (6,081)     (5,247)
  Unearned stock-based compensation...................     (7,550)        --
  Less common stock held in treasury--4,083 and 407
   shares.............................................    (72,354)     (6,252)
                                                       ----------  ----------
    Total stockholders' equity........................  1,134,555   1,183,896
                                                       ----------  ----------
                                                       $3,013,008  $3,094,201
                                                       ==========  ==========

          See accompanying notes to consolidated financial statements.

                        MERISTAR HOSPITALITY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (in thousands, except per share amounts)

                                                     2000     1999      1998
                                                   -------- --------  --------
Revenue:
  Participating lease revenue....................  $391,729 $368,012  $135,994
  Hotel operations:
   Rooms.........................................       --       --    275,610
   Food and beverage.............................       --       --     85,374
   Other operating departments...................       --       --     19,496
  Office rental, parking and other revenue.......     9,049    6,892     5,649
  Hotel management and other fees................       --       --      3,174
                                                   -------- --------  --------
     Total revenue...............................   400,778  374,904   525,297
                                                   -------- --------  --------
  Hotel operating expenses by department:
   Rooms.........................................       --       --     65,048
   Food and beverage.............................       --       --     67,493
   Other operating departments...................       --       --     10,121
  Office rental, parking and other operating
   expenses......................................     2,731    1,964     2,713
  Undistributed operating expenses:
   Administrative and general....................     9,445    5,749    62,350
   Property operating costs......................       --       --     50,027
   Property taxes, insurance and other...........    47,481   47,027    29,814
   Lease expense.................................       --       --     34,641
   Depreciation and amortization.................   111,947  103,099    60,703
   Spin-off costs................................       --       --      8,481
                                                   -------- --------  --------
     Total operating expenses....................   171,604  157,839   391,391
                                                   -------- --------  --------
Net operating income.............................   229,174  217,065   133,906
Interest expense, net............................   117,524  100,398    64,378
                                                   -------- --------  --------
Income before minority interests, income taxes,
 gain on sale of assets, extraordinary gain(loss)
 and cumulative effect of accounting change......   111,650  116,667    69,528
Minority interests...............................    10,240   11,069     5,121
                                                   -------- --------  --------
Income before income taxes, gain on sale of
 assets, extraordinary gain(loss) and cumulative
 effect of accounting change.....................   101,410  105,598    64,407
Income taxes.....................................     2,028    2,102    15,699
                                                   -------- --------  --------
Income before gain on sale of assets,
 extraordinary gain(loss) and cumulative effect
 of accounting change............................    99,382  103,496    48,708
Gain on sale of assets, net of tax effect of
 $70.............................................     3,425      --        --
Extraordinary gain(loss) on early extinguishment
 of debt, net of tax effect of $62 in 2000, ($93)
 in 1999, and ($2,083) in 1998...................     3,054   (4,532)   (4,080)
Cumulative effect of accounting change, net of
 tax effect of ($564)............................       --       --       (921)
                                                   -------- --------  --------
Net income.......................................  $105,861 $ 98,964  $ 43,707
                                                   ======== ========  ========
Earnings per share:
  Basic:
    Income before extraordinary gain(loss) and
     cumulative effect of accounting change......  $   2.21 $   2.19  $   1.45
    Extraordinary gain(loss).....................      0.07    (0.10)    (0.12)
    Cumulative effect of accounting change.......       --       --      (0.03)
                                                   -------- --------  --------
  Net income.....................................  $   2.28 $   2.09  $   1.30
                                                   ======== ========  ========
  Diluted:
    Income before extraordinary gain(loss) and
     cumulative effect of accounting change......  $   2.14 $   2.11  $   1.40
    Extraordinary gain(loss).....................      0.06    (0.08)    (0.11)
    Cumulative effect of accounting change.......       --       --      (0.03)
                                                   -------- --------  --------
  Net income.....................................  $   2.20 $   2.03  $   1.26
                                                   ======== ========  ========

          See accompanying notes to consolidated financial statements.

                        MERISTAR HOSPITALITY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                  Common Stock
                          ------------------------------                         Accumulated
                             Issued        Treasury       Additional                Other       Unearned
                          ------------- ----------------   Paid In    Retained  Comprehensive Stock-Based
                          Shares Amount Shares   Amount    Capital    Earnings     Income     Compensation   Total
                          ------ ------ ------  --------  ----------  --------  ------------- ------------ ----------
Balance, January 1,
 1998...................  24,867  $249     --   $    --   $  499,576  $ 22,114     $(2,527)     $    --    $  519,412
 Net income for the
  year..................     --    --      --        --          --     43,707         --            --        43,707
 Foreign currency
  translation
  adjustment............     --    --      --        --          --        --       (3,960)          --        (3,960)
                          ------  ----  ------  --------  ----------  --------     -------      --------   ----------
Comprehensive income....                                                                                       39,747
                          ------  ----  ------  --------  ----------  --------     -------      --------   ----------
Issuances of common
 stock..................  20,839   208     --        --      654,671       --          --            --       654,879
Distribution to spun-off
 affiliate..............     --    --      --        --      (52,310)      --          --            --       (52,310)
Redemption of OP Units..   1,012    10     --        --       31,420       --          --            --        31,430
Dividends declared......     --    --      --        --          --    (38,599)        --            --       (38,599)
                          ------  ----  ------  --------  ----------  --------     -------      --------   ----------
Balance, December 31,
 1998...................  46,718   467     --        --    1,133,357    27,222      (6,487)          --     1,154,559
 Net income for the
  year..................     --    --      --        --          --     98,964         --            --        98,964
 Foreign currency
  translation
  adjustment............     --    --      --        --          --        --        1,240           --         1,240
                          ------  ----  ------  --------  ----------  --------     -------      --------   ----------
Comprehensive income....                                                                                      100,204
                          ------  ----  ------  --------  ----------  --------     -------      --------   ----------
Issuances of common
 stock..................      95     1     --        --        1,990       --          --            --         1,991
Shares repurchased......     --    --     (407)   (6,252)        --        --          --            --        (6,252)
Redemption of OP Units..     851     9     --        --       29,403       --          --            --        29,412
Dividends declared......     --    --      --        --          --    (96,018)        --            --       (96,018)
                          ------  ----  ------  --------  ----------  --------     -------      --------   ----------
Balance, December 31,
 1999...................  47,664   477    (407)   (6,252)  1,164,750    30,168      (5,247)          --     1,183,896
 Net income for the
  year..................     --    --      --        --          --    105,861         --            --       105,861
 Foreign currency
  translation
  adjustment............     --    --      --        --          --        --         (834)          --          (834)
                          ------  ----  ------  --------  ----------  --------     -------      --------   ----------
Comprehensive income....                                                                                      105,027
                          ------  ----  ------  --------  ----------  --------     -------      --------   ----------
Issuances of common
 stock..................     133     1     --        --        1,831       --          --            --         1,832
Issuances of restricted
 stock..................     589     6     --        --       10,614       --          --        (10,620)         --
Amortization on unearned
 stock-based
 compensation...........     --    --      --        --          --        --          --          3,070        3,070
Shares repurchased......     --    --   (3,676)  (66,102)        --        --          --            --       (66,102)
Redemption of OP Units..      77     1     --        --           23       --          --            --            24
Dividends declared......     --    --      --        --          --    (93,192)        --            --       (93,192)
                          ------  ----  ------  --------  ----------  --------     -------      --------   ----------
Balance, December 31,
 2000...................  48,463  $485  (4,083) $(72,354) $1,177,218  $ 42,837     $(6,081)     $ (7,550)  $1,134,555
                          ======  ====  ======  ========  ==========  ========     =======      ========   ==========

        See accompanying notes to the consolidated financial statements.

                        MERISTAR HOSPITALITY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                                 2000       1999        1998
                                               ---------  ---------  ----------
Operating activities:
 Net income..................................  $ 105,861  $  98,964  $   43,707
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization..............    111,947    103,099      60,703
  Gain on assets sold, before tax effect.....     (3,495)       --          --
  Extraordinary (gain)loss on early
   extinguishment of debt, before tax
   effect....................................     (3,116)     4,625       6,163
  Cumulative effect of accounting change,
   before tax effect.........................        --         --        1,485
  Minority interests.........................     10,240     11,069       5,121
  Non-cash spin-off costs....................        --         --        3,205
  Amortization of unearned stock based
   compensation..............................      3,070        --          --
  Deferred income taxes......................        795        892      (4,445)
  Changes in operating assets and
   liabilities:
    Accounts receivable, net.................     (1,505)     1,716      29,673
    Prepaid expenses and other...............      6,370     (5,260)     24,760
    Income tax receivable....................        --         339         --
    Intangible assets, net...................        --        (245)        --
    Due from Lessee..........................    (10,745)    (4,039)     (7,437)
    Accounts payable, accrued expenses,
     accrued interest and other liabilities..      4,194     17,303         765
  Income taxes payable.......................        421        730        (904)
                                               ---------  ---------  ----------
Net cash provided by operating activities....    224,037    229,193     162,796
                                               ---------  ---------  ----------
Investing activities:
 Investment in hotel properties, net.........    (90,703)  (170,063)   (701,710)
 Proceeds from disposition of assets.........     24,148      8,900         --
 Purchases of intangible assets..............        --         --       (5,584)
 Investments in and advances to affiliates,
  net........................................     (2,111)   (31,298)     (2,320)
 Purchases of minority interests.............        --         (72)        (44)
 Repayments of notes receivable..............     57,110      9,890     (67,000)
 Change in restricted cash...................     (2,730)    (5,309)     (8,847)
                                               ---------  ---------  ----------
Net cash used in investing activities........    (14,286)  (187,952)   (785,505)
                                               ---------  ---------  ----------
Financing activities:
 Deferred financing costs....................     (1,615)    (6,899)     (4,251)
 Proceeds from issuance of long-term debt....    179,388    484,924   1,407,261
 Principal payments on long-term debt........   (214,724)  (410,217)   (821,051)
 Proceeds from issuances of common stock,
  net........................................      1,741      1,991       1,870
 Purchase of OP units........................     (7,535)       --          --
 Purchases of treasury stock.................    (66,102)    (6,252)        --
 Spin-off to stockholders....................        --         --      (23,745)
 Dividends paid to stockholders..............    (94,062)   (94,774)    (16,178)
 Distributions to minority investors.........     (9,212)   (11,585)       (650)
                                               ---------  ---------  ----------
Net cash (used in) provided by financing
 activities..................................   (212,121)   (42,812)    543,256
                                               ---------  ---------  ----------
Effect of exchange rate changes on cash and
 cash equivalents............................         64        (53)        204
Net decrease in cash and cash equivalents....     (2,306)    (1,624)    (79,249)
Cash and cash equivalents, beginning of
 year........................................      2,556      4,180      83,429
                                               ---------  ---------  ----------
Cash and cash equivalents, end of year.......  $     250  $   2,556  $    4,180
                                               =========  =========  ==========

          See accompanying notes to consolidated financial statements.

                       MERISTAR HOSPITALITY CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998
          (dollars in thousands, except share and per share amounts)

1. Organization

   MeriStar Hospitality Corporation (the "Company") owns a portfolio of primarily upscale, full-service hotels, diversified by franchise and brand affiliations, in the United States and Canada. Substantially all of the Company's hotels are leased to and operated by MeriStar Hotel & Resorts, Inc. ("OpCo"), an affiliated entity. As of December 31, 2000, the Company owned 114 hotels with 29,090 rooms, 106 of which are leased and operated by OpCo.

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

   In order to maintain its tax status as a Real Estate Investment Trust ("REIT"), the Company has not been permitted to engage in the operations of its hotel properties. To comply with this requirement, the Company has leased all of its real property to third-party lessee/managers--OpCo and Prime Hospitality Corporation.

   On January 1, 2001, the REIT Modernization Act (the "RMA") became law. The RMA permits the Company to create a wholly-owned taxable REIT subsidiary (the "TRS") on or after January 1, 2001, which will be subject to taxation similar to a C-Corporation. The TRS will be allowed to lease the real property owned by the Company. Also, the RMA prohibits the TRS from engaging in certain activities. First, a TRS may not manage the properties itself; it will need to enter into an "arms length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners. Second, a TRS may not lease a property that contains gambling operations. Third, a TRS may not own a brand or franchise. The Company believes that establishing a TRS to lease its properties will provide a more efficient alignment of and ability to capture the economic interests of property ownership.

   Until January 1, 2001, the Company leased 106 hotels to OpCo. Each of the leases was a 12-year participating lease under which OpCo paid the Company a fixed base rent plus participating rent based on a percentage of hotel revenues. Because of the RMA, the Company has created a TRS. The Company and OpCo have also agreed to assign the leases for the 106 hotels to the TRS. The new management agreements have been structured to mirror the current economics of the existing leases. The transactions did not result in any cash consideration exchanged among the parties. Under the new management agreements, the base management fee is 2.5 percent of total hotel operating revenue with incentives up to an additional 1.5 percent of total revenue if certain operating thresholds are achieved. The agreements have an initial term of 10 years with three renewal periods of five years each at OpCo's option, subject to some exceptions. Because of these changes, the Company now bears the operating risk associated with its properties.

   As of February 2, 2001, twelve states, including California, Texas and Florida have not enacted legislation that would permit a REIT to lease properties to a TRS. It is expected that each state will ultimately enact legislation, during 2001 that will be retroactive to January 1, 2001, conforming its law to the federal law. However, if conforming legislation is not enacted, the Company could lose its status as a REIT in those states and would be taxed as a C-Corporation. Accordingly, the Company may be required to provide for current and deferred taxes.

                       MERISTAR HOSPITALITY CORPORATION

                       December 31, 2000, 1999 and 1998


2. Summary of Significant Accounting Policies

   Principles of Consolidation--The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

   Investments in unconsolidated joint ventures and affiliated companies in which the Company holds a voting interest of 50% or less and exercises significant influence are accounted for using the equity method. The Company uses the cost method to account for its investment in entities in which it does not have the ability to exercise significant influence.

   Cash Equivalents and Restricted Cash--The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash represents amounts required to be maintained in escrow under certain of the Company's credit facilities.

   Investments in Hotel Properties--Investments in hotel properties are recorded at cost, which includes the allocated purchase price for hotel acquisitions, or at fair value at the time of contribution for contributed property. Property and equipment balances are depreciated using the straight-line method over lives ranging from five to 40 years. For the years ended December 31, 2000, 1999 and 1998, the Company capitalized interest of $8,613, $12,540, and $5,182, respectively. Properties held for sale are carried at the lower of their carrying values or estimated fair values less costs to sell. Depreciation of these properties is discontinued when an operating property is classified as held for sale. Properties held for sale are not material and, therefore, are included in investments in hotel properties.

   Intangible Assets--Intangible assets consist primarily of deferred financing fees. These deferred fees are amortized on a straight-line basis over the lives of the related borrowings for up to 10 years. Total accumulated amortization at December 31, 2000 and 1999 was $9,729 and $5,742, respectively. In 1999 and 1998, the Company recognized extraordinary losses of $4,532 and $4,080, (net of tax effect of $93 and $2,083), respectively, due to the write-off of unamortized deferred financing fees in conjunction with refinancing certain credit facilities.

   Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of-- The carrying values of long-lived assets, which include property and equipment and all intangibles, are evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected undiscounted future net cash flows is less than book value. No impairment losses were recorded during 2000, 1999 or 1998.

   Income Taxes--The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

   In conjunction with the Merger on August 3, 1998, the Company became a REIT and is therefore no longer subject to federal income taxes, provided that it complies with various requirements necessary to maintain REIT status. The Company is subject to state and local taxes in certain jurisdictions.

   Foreign Currency Translation--Results of operations for the Company's Canadian hotels are maintained in Canadian dollars and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. Resulting translation adjustments are reflected in accumulated other compensation income.

                       MERISTAR HOSPITALITY CORPORATION

                       December 31, 2000, 1999 and 1998

   Revenue Recognition--Prior to the Merger, revenue was earned through the operations and management of the hotel properties and was recognized when earned. Subsequent to the Merger, the Company earns participating lease revenue. Participating lease revenue represents lease payments from lessees pursuant to participating lease agreements. Office, retail and parking rental is generally recognized on a straight-line basis over the terms of the respective leases.

   Participating Lease Agreements--The Company's participating leases have non-cancelable remaining terms ranging from 8 to 10 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. During interim reporting periods, the Company defers recognition of revenue for lease payments considered to be contingent until specified percentage rent thresholds are met.

   Changes to the federal tax laws governing REITs were enacted in 1999 and became effective on January 1, 2001. Under those changes, the Company is permitted to create subsidiaries that lease the property the Company currently owns and are taxable, similar to a subchapter C-Corporation. The Company's taxable subsidiaries are wholly-owned. Accordingly, the Company and OpCo assigned the participating leases to the taxable subsidiaries and the taxable subsidiaries entered into management agreements with OpCo to manage the Company's properties. Under these management agreements, the taxable subsidiaries pay OpCo a management fee. The taxable subsidiaries in turn make rental payments to the Company under the participating leases. The management agreements have been structured to substantially mirror the economics of the former leases.

   Financial Instruments--From time to time the Company enters into swap and collar agreements that are designated as, and are effective as, hedges against the impact of interest rate fluctuation on certain of the Company's existing and probable future long-term debt instruments. Because these agreements qualify for hedge accounting treatment, any gains or losses are recognized as adjustments to interest expense over the lives of the underlying debt instruments. For hedge agreements associated with anticipated future debt instruments, gains or losses are deferred until those debt instruments are entered into. If the Company determines it is no longer probable that the Company will enter into an anticipated debt instrument, any related deferred gains or losses are recognized in the current period.

   Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Segment Information--SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires a public entity to report selected information about operating segments in financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas and major customers. Based on the guidance provided in the standard, the Company has determined that its business is conducted in one operating segment.

                       MERISTAR HOSPITALITY CORPORATION

                       December 31, 2000, 1999 and 1998


   The following table summarizes geographic information required to be disclosed under SFAS No. 131:

                                                    2000       1999      1998
                                                 ---------- ---------- --------
   Revenue:
   U.S. ........................................ $  394,257 $  367,893 $510,344
   Foreign......................................      6,521      7,011   14,953
                                                 ---------- ---------- --------
                                                 $  400,778 $  374,904 $525,297
                                                 ========== ========== ========
   Investments in hotel properties, net:
   U.S.......................................... $2,850,348 $2,876,909
   Foreign......................................     56,153     59,384
                                                 ---------- ----------
                                                 $2,906,501 $2,936,293
                                                 ========== ==========

   Comprehensive Income--FAS No. 130, "Reporting Comprehensive Income," requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of annual financial statements or in the notes to financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Comprehensive income of the Company includes net income and other comprehensive income from foreign currency items.

   Cumulative Effect of Accounting Change--In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," which requires that all non-governmental entities expense costs of start-up activities, including organizational costs, as those costs are incurred and requires the write-off of any unamortized balances upon implementation. SOP No. 98-5 is effective for financial statements issued for periods beginning after December 15, 1998. The Company chose to adopt SOP No.98-5 effective July 1, 1998. The cumulative effect of this accounting change was a charge against income for the year ended December 31, 1998 of $921 (net of tax benefit of $564).

   New Accounting Pronouncements--In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in statements of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which amended SFAS No. 133 to defer the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 which provides additional guidance and amendments to SFAS No. 133. The Company does not believe this new accounting standard will have a material effect on its financial statements.

   Reclassifications--Certain 1999 and 1998 amounts have been reclassified to conform to 2000 presentation.

   For the years ended December 31, 1999 and 1998, the Company has reclassified distributions to common OP Unit holders as a component of minority interest, resulting in an increase to retained earnings and a corresponding decrease to minority interests of $13,294 and $3,567 as of December 31, 1999 and 1998, respectively. This reclassification also results in a decrease in dividends declared in the consolidated statements of stockholders' equity of $9,727 and $3,567 for the years ended December 31, 1999 and 1998, respectively.

                        MERISTAR HOSPITALITY CORPORATION

                        December 31, 2000, 1999 and 1998


3. Investments in Hotel Properties

   Investments in hotel properties consists of the following:

                                                              December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
   Land.................................................. $  317,072 $  318,360
   Buildings.............................................  2,461,089  2,378,318
   Furniture, fixtures and equipment.....................    338,350    320,787
   Construction-in-progress..............................     77,219    101,258
                                                          ---------- ----------
     Total............................................... $3,193,730 $3,118,723
                                                          ========== ==========

4. Investments in and Advances to Affiliates

   The Company has ownership interests in certain unconsolidated joint ventures and affiliated companies.

   In 2000, the Company invested $2,100 in STS Hotel Net, a company that provides high-speed internet portals to guest rooms. This investment is accounted for using the cost method.

   In 1999, the Company invested $40,000 in MeriStar Investment Partners, LP ("MIP"), a joint venture established to acquire upscale, full-service hotels. The Company's investment is in the form of a preferred partnership interest. The Company receives a 16% preferred return on its investment.

5. Note Receivable with Lessee

   On March 1, 2000, OpCo repaid the remaining balance of $57,100 on its revolving credit agreement with the Company upon closing its bank revolving credit facility. At that time, OpCo's revolving credit agreement with the Company was also amended to reduce the maximum borrowing limit from $75,000 to $50,000. Any amounts outstanding will bear interest at the rate of the 30-day London Interbank Offered Rate plus 650 basis points.

6. Long-Term Debt

   Long-term debt consists of the following:

                                                              December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
   New Credit Facility................................... $  898,000 $  908,000
   New Secured Facility..................................    324,554    328,954
   Subordinated Notes....................................    202,429    202,041
   Convertible Notes.....................................    154,300    172,500
   Mortgage Debt and Other...............................     59,036     65,276
                                                          ---------- ----------
                                                          $1,638,319 $1,676,771
                                                          ========== ==========

   New Credit Facility--In conjunction with the Merger, the Company entered into a $1,000,000 senior secured credit facility (the "New Credit Facility"). The New Credit Facility is structured as a $300,000, five-year term loan facility; a $200,000, five-and-a-half year term loan facility; and a $500,000, three-year revolving credit facility with two one-year optional extensions. The New Credit Facility is secured by the Company's

                       MERISTAR HOSPITALITY CORPORATION

                       December 31, 2000, 1999 and 1998

Common Stock and its general partnership, limited partnership and limited liability company ownership interests in its subsidiaries. The interest rate on the term loans and revolving facility ranges from 100 to 200 basis points over the 30-day London Interbank Offered Rate ("LIBOR"), depending on certain financial performance covenants and long-term senior unsecured debt ratings. The weighted average interest rate on borrowings outstanding under the New Credit Facility as of December 31, 2000 and 1999 was 8.3% and 8.4%, respectively. As of December 31, 2000, the Company had $98.0 million available under the New Credit Facility's revolving facility.

   New Secured Facility--In 1999, the Company completed a $330,000 10-year non-recourse financing ("New Secured Facility") secured by a portfolio of 19 hotels. The loan bears a fixed interest rate of 8.01% and matures in 2009. The Company used most of the net proceeds to repay the amounts outstanding under prior credit facilities.

   Subordinated Notes--In 1999, the Company sold $55,000 aggregate principal amount (issue price of $51,906, net of discount) of 8.75% senior subordinated notes ("Subordinated Notes") due 2007, generating net proceeds of $51,219 million to the Company. The Company used the net proceeds to repay indebtedness under its New Credit Facility and to invest in MIP. These notes are unsecured obligations of the Company and provide for semi-annual payments of interest on February 15 and August 15, commencing on August 15, 1999.

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

   Convertible Notes--In 1997, the Company completed the offering of $172,500 aggregate principal amount of its 4.75% convertible subordinated notes due 2004 (the "Convertible Notes"), generating net proceeds to the Company of $167,581. The proceeds were used to repay outstanding indebtedness under a prior credit facility and to finance certain hotel acquisitions. The Convertible Notes are unsecured obligations of the Company and provide for semi-annual payments of interest on April 15 and October 15, commencing on April 15, 1998. During 2000, the Company repurchased $18,200 of its Convertible Notes at a discount. This resulted in an extraordinary gain of $3,116 ($3,054, net of tax effect).

   Mortgage Debt--In connection with the Merger, the Company assumed mortgage debt secured by seven hotels. The mortgage debt matures between 2001 and 2012 and the interest rates on the mortgages range from 7.5% to 10.5%.

   Hedge Agreements--As of December 31, 2000, the Company has seven swap agreements with notional principal amounts totaling $700,000. These swap agreements provide hedges against the impact future interest rates have on the Company's floating London Interbank Offered Rate ("LIBOR") debt instruments. The swap agreements effectively fix the 30-day LIBOR between 6.0% and 7.2%. The swap agreements expire between September 2001 and July 2003. For the year ended December 31, 2000, the Company has received net payments of $3,081 on these swaps and other similar swaps that expired during the year.

   In anticipation of the August 1999 completion the New Secured Facility, the Company entered into two separate hedge transactions during July 1999. Upon completion of the New Secured Facility, the Company terminated the underlying treasury lock agreements, resulting in a net payment to the Company of $5,100. This

                       MERISTAR HOSPITALITY CORPORATION

                       December 31, 2000, 1999 and 1998

amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the New Secured Facility is 7.76%.

   Additionally, in anticipation of the August 1997 offering of $150,000 aggregate principal amount of its 8.75% senior subordinated notes due 2007 (the "Subordinated Notes"), the Company entered into separate hedge transactions during June and July 1997. Upon completion of the Subordinated Notes offering, the Company terminated the underlying swap agreements, resulting in a net payment to the Company of $836. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the Subordinated Notes is 8.69%.

   As of December 31, 2000, after consideration of the hedge agreements described above, the Company has fixed the effective interest rate on 88% of its debt and its overall weighted average interest rate is 7.93%.

   Future Maturities--Aggregate future maturities of the above obligations are as follows:

   2001.............................................................. $   28,288
   2002..............................................................     47,897
   2003..............................................................    667,589
   2004..............................................................    361,168
   2005..............................................................      9,265
   Thereafter........................................................    524,112
                                                                      ----------
                                                                      $1,638,319
                                                                      ==========

   Management has determined that the fair value of the outstanding balance of the Company's long-term debt approximates $1,589,311 at December 31, 2000.

7. Income Taxes

   The Company's income taxes were allocated as follows:

                                                         2000   1999    1998
                                                        ------ ------  -------
   Taxes on income before gain on sale of assets,
    extraordinary gain (loss) and cumulative effect of
    accounting change.................................  $2,028 $2,102  $15,699
   Taxes on gain on sale of assets....................      70    --       --
   Tax liability or (benefit) on extraordinary gain
    (loss)............................................      62    (93)  (2,083)
   Tax benefit on cumulative effect of accounting
    change............................................     --     --      (564)
                                                        ------ ------  -------
                                                        $2,160 $2,009  $13,052
                                                        ====== ======  =======

   The Company's effective income tax rate differs from the federal statutory income tax rate as follows:

                                                       2000    1999    1998
                                                       -----   -----   -----
   Statutory tax rate.................................  35.0 %  35.0 %  35.0 %
   Effect of REIT dividends paid deduction............ (35.0)  (35.0)  (35.0)
   Effect of federal taxes in pre-REIT period.........   --      --     17.9
   State and local taxes..............................   1.7     1.7     2.1
   Difference in effective rate on foreign
    subsidiaries......................................   0.3     0.3     2.8
   Other..............................................   --      --      0.2
                                                       -----   -----   -----
                                                         2.0 %   2.0 %  23.0 %
                                                       =====   =====   =====

                       MERISTAR HOSPITALITY CORPORATION

                       December 31, 2000, 1999 and 1998


   The components of income tax expense related to income before gain on sale of assets, extraordinary gain(loss) and cumulative effect of accounting change are as follows:

                                                           2000   1999   1998
                                                          ------ ------ -------
   Current:
     Federal............................................. $  --  $  --  $14,873
     State...............................................    800  1,020   3,771
     Foreign.............................................    433    190   1,500
                                                          ------ ------ -------
                                                           1,233  1,210  20,144
   Deferred:
     Federal.............................................    --     --   (3,546)
     State...............................................    685    842    (899)
     Foreign.............................................    110     50     --
                                                          ------ ------ -------
                                                             795    892  (4,445)
                                                          ------ ------ -------
                                                          $2,028 $2,102 $15,699
                                                          ====== ====== =======

   The tax effects of the principal temporary differences that give rise to the Company's net deferred tax liability are as follows:

                                                                 December 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
   Accelerated depreciation.................................... $ 2,611  $1,846
   Fair value of hotel assets acquired.........................   6,800   6,800
   Allowance for doubtful accounts.............................     (30)    (30)
   Accrued vacation............................................     (15)    (15)
   Accrued expenses............................................     482     482
   Other.......................................................     292     262
                                                                -------  ------
   Net deferred tax liability.................................. $10,140  $9,345
                                                                =======  ======

   There is no valuation allowance for deferred tax assets as of December 31, 2000 or 1999 as management believes it is more likely than not that these deferred tax assets will be fully realized.

   In conjunction with the Merger and related transactions, the Company had several significant events that affect income tax-related balances for the year ended December 31, 2000 and 1999. These events are summarized below:

  . REITs are subject to federal income taxes in certain instances for asset dispositions occurring within 10 years of electing REIT status. The Company does not expect to incur federal tax liability resulting from the disposition of assets with built-in gain. The 2000 asset dispositions were not subject to the built-in gain rules.

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

                       MERISTAR HOSPITALITY CORPORATION

                       December 31, 2000, 1999 and 1998


8. Stockholders' Equity and Minority Interests

   Common Stock Transactions--On March 15, 1998, CapStar and AGH entered into the Merger Agreement. Pursuant to the Merger, CapStar shareholders received one share each in the Company and OpCo, for each CapStar share owned. AGH shareholders received 0.8475 shares of the Company for each AGH share owned. To effect the Merger, the Company issued 20,607,611 shares valued at $755,907 to former AGH shareholders.

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

   In September 1999, the Company's Board of Directors authorized the repurchase of up to five million shares of its Common Stock from time to time in open market or privately negotiated transactions. As of December 31, 2000 the Company has repurchased a total of 4,083,204 shares for $72,354.

   In May 2000, the Company implemented a stock purchase plan that allowed eligible employees to purchase the Company's common stock at a discount to market value. The Company had reserved 500,000 shares of common stock for issuance under this plan.

   OP Units--Substantially all of the Company's assets are held indirectly by and operated through MeriStar Hospitality Operating Partnership, L.P. (the "Operating Partnership"), the Company's subsidiary operating partnership.

   The Operating Partnership's partnership agreement provides four classes of partnership interests ("OP Units"): Common OP Units, Class B OP Units, Class C OP Units and Class D OP Units. Common OP Units and Class B OP Units receive quarterly distributions per OP Unit equal to the dividend paid on each share of the Company's Common Stock. Class C OP Units receive a non-cumulative, quarterly distribution equal to $0.5575 per Class C OP Unit until such time as the dividend rate on the Company's Common Stock exceeds $0.5575 whereupon the Class C OP Units automatically convert into Common OP Units. Class D OP Units pay a 6.5% cumulative annual preferred return based on an assumed price per common share of $22.16, compounded quarterly to the extent not paid on a current basis, and are entitled to a liquidation preference of $22.16 per Class D OP Unit. The Company may redeem them at any time after April 1, 2000 at a price of $22.16 per share for cash or, at the Company's option, for shares of common stock having a value equal to the redemption price. The holders have the option to redeem the Class D OP Units at any time after April 1, 2004 for cash or, at the holders option, for shares of common stock having a value equal to $22.16. All net income earned and capital proceeds received by the Operating Partnership, after payment of the annual preferred return and, if applicable, the liquidation preference, are shared by the holders of the Common OP Units.

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

                       MERISTAR HOSPITALITY CORPORATION

                       December 31, 2000, 1999 and 1998


   On March 21, 2000, June 21, 2000, September 25, 2000 and December 20, 2000, the Company declared its first, second, third and fourth quarter dividends, respectively, equivalent to an annual rate of $2.02 per share of Common Stock and OP Unit in the Operating Partnership. The amount of the dividend for each quarter was $0.505 per share of Common Stock and OP Unit and was paid on April 28, 2000, July 31, 2000, October 31, 2000 and January 31, 2001, respectively.

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

                       MERISTAR HOSPITALITY CORPORATION

                       December 31, 2000, 1999 and 1998


9. Earnings Per Share

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before extraordinary loss and cumulative effect of accounting change ("EPS"):

                                                      Year Ended December 31,
                                                     --------------------------
                                                       2000      1999    1998
                                                     --------  -------- -------
Basic EPS Computation:
  Net income before extraordinary gain(loss) and
   cumulative effect of accounting change........... $102,807  $103,496 $48,708
  Dividends paid on unvested restricted stock.......   (1,168)      --      --
                                                     --------  -------- -------
  Income available to common shareholders...........  101,639   103,496  48,708
  Weighted average number of shares of Common Stock
   outstanding......................................   45,958    47,276  33,653
                                                     --------  -------- -------
  Basic EPS before extraordinary gain(loss) and
   cumulative effect of accounting change........... $   2.21  $   2.19 $  1.45
                                                     ========  ======== =======
Diluted EPS Computation:
  Income available to common shareholders........... $101,639  $103,496 $48,708
  Minority interest, net of tax.....................      554    10,143   2,633
  Interest on convertible debt, net of tax..........    7,338     8,137     --
  Dividends on unvested restricted stock............      254       --      --
                                                     --------  -------- -------
  Adjusted net income............................... $109,785  $121,776 $51,341
                                                     --------  -------- -------
  Weighted average number of shares of Common Stock
   outstanding......................................   45,958    47,276  33,653
  Common Stock equivalents:
    Stock options...................................      208       102     383
    OP Units........................................      441     5,205   2,624
    Convertible debt................................    4,612     5,066     --
    Restricted stock................................      176       --      --
                                                     --------  -------- -------
  Total weighted average number of diluted shares of
   Common Stock outstanding.........................   51,395    57,649  36,660
                                                     --------  -------- -------
  Diluted EPS before extraordinary gain(loss) and
   cumulative effect of accounting change........... $   2.14  $   2.11 $  1.40
                                                     ========  ======== =======

   In certain years, the effects of certain OP Units and convertible debt were not included in the computation of diluted EPS as their effect was anti-dilutive.

10. Related-Party Transactions

   Pursuant to an intercompany agreement, the Company and OpCo provide each other with, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, OpCo has a right of first refusal to become the lessee of any real property acquired by the Company. OpCo also may provide the Company with certain services including administrative, renovation supervision, corporate, accounting, finance, insurance, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services, for which OpCo is compensated in an amount that the Company would be charged by a third party for comparable services. During the years ended December 31, 2000, 1999 and 1998, the Company paid OpCo $1,165, $1,600 and $781 respectively, for such services.

                       MERISTAR HOSPITALITY CORPORATION

                       December 31, 2000, 1999 and 1998


   Summarized financial information of the Company's significant lessee, OpCo, is as follows:

                                                             2000        1999
                                                          ----------  ----------
   Balance sheet data:
   Total assets.......................................... $  339,118  $  258,931
   Total liabilities..................................... $  254,673  $  179,168

   Operating data:
   Revenue............................................... $1,411,619  $1,292,114
   Net income............................................ $   (9,380) $    6,685

   OpCo has a revolving credit facility with the Company. On March 1, 2000, OpCo repaid the remaining balance of $57,100 on its revolving credit agreement with the Company upon closing its bank revolving credit facility. At this time, the revolving credit agreement was amended to reduce the maximum borrowing limit from $75,000 to $50,000 and the interest rate on the facility was changed from LIBOR plus 350 basis points to LIBOR plus 650 basis points. During 2000, 1999 and 1998, the Company earned interest of $955, $4,907, and $1,967, respectively, from this facility. There were no amounts outstanding under this facility at December 31, 2000.

   In order for AGH to qualify as a REIT prior to the Merger, AGH's operating partnership sold certain personal property relating to certain of the hotels acquired by AGH in connection with its initial public offering to AGH Leasing, L.P. (which has since come under the control of OpCo) for $315, which amount was paid by issuance of a promissory note to AGH's operating partnership. The note was transferred to the Company in connection with the Merger. The promissory note bears interest at the rate of 10.0% per annum and requires the payment of quarterly installments of principal and interest over a five-year period ending on July 31, 2000. This note was repaid during 2000.

   Certain members of management and their respective affiliates owned equity interests relating to a hotel which was acquired by the Company in January 1999. Such persons and affiliates received an aggregate of $1,488 of the Company's OP Units in exchange for such interests in the hotel.

   Certain members of management and their respective affiliates owned equity interests relating to a hotel which was acquired by AGH in November 1997. Such persons and affiliates received an aggregate of $13,650 in operating partnership units in AGH's operating partnership ("AGH OP Units") in exchange for such interests in the hotel; which converted to 11,568 OP Units at the Merger. The AGH OP Units were converted into 11,568 shares of Common Stock in December 1998.

   Of the $150,000 aggregate principal amount of Subordinated Notes sold by the Company in August 1997, $50,000 principal amount was sold at a price of 97.866% to an affiliate of Oak Hill Capital Partners. One of the principal stockholders of Oak Hill is a director of the Company. The Subordinated Notes purchased are identical to those purchased by third parties, including voting rights.

11. Stock-Based Compensation

 Stock Options

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

                        MERISTAR HOSPITALITY CORPORATION

                        December 31, 2000, 1999 and 1998


   In connection with the Merger, a new equity incentive plan (the "Equity Incentive Plan") was adopted. This plan authorizes 4,549,561 shares of common stock to be awarded. Awards may be granted to officers or other key employees of the Company or an affiliate. These shares are exercisable in three annual installments and expire ten years from the grant date.

   In addition, the Company adopted a new equity incentive plan for non-employee directors (the "Directors' Plan"). The Directors' Plan authorizes up to 125,000 options to be awarded. These shares are exercisable in three annual installments and expire ten years from the grant date. As of December 31, 2000, 115,000 options had been awarded.

   Stock option activity for 2000, 1999 and 1998 is as follows:

                                  Equity Incentive Plan     Directors' Plan
                                  ----------------------- --------------------
                                                          Number
                                  Number of    Average      of      Average
                                   Shares    Option Price Shares  Option Price
                                  ---------  ------------ ------- ------------
Balance, January 1, 1998......... 1,601,406     $26.28        --     $  --
  Granted........................ 2,171,796      24.78     45,000     21.38
  Exercised......................   (37,823)     17.45        --        --
  Forfeited......................   (32,000)     29.44        --        --
                                  ---------     ------    -------    ------
Balance, December 31, 1998....... 3,703,379      24.80     45,000     21.38
  Granted........................ 1,015,750      19.37     35,000     23.63
  Exercised......................   (94,012)     15.64        --        --
  Forfeited......................  (264,064)     27.87        --        --
                                  ---------     ------    -------    ------
Balance, December 31, 1999....... 4,361,053      23.56     80,000     22.36
  Granted........................   584,875      16.13     35,000     19.00
  Exercised......................   (47,153)     17.26        --        --
  Forfeited......................  (113,441)     28.62        --        --
                                  ---------     ------    -------    ------
Balance, December 31, 2000....... 4,785,334     $22.68    115,000    $21.34
                                  =========     ======    =======    ======
Shares exercisable at December
 31, 1998........................ 2,231,072     $24.63        --     $  --
                                  =========     ======    =======    ======
Shares exercisable at December
 31, 1999........................ 2,577,620     $24.53     15,000    $21.38
                                  =========     ======    =======    ======
Shares exercisable at December
 31, 2000........................ 3,482,816     $23.99     26,667    $22.56
                                  =========     ======    =======    ======

   The following table summarizes information about stock options outstanding at December 31, 2000:

                         Options Outstanding        Options Exercisable
                   -------------------------------- --------------------
                                Weighted
                                 Average   Weighted             Weighted
                                Remaining  Average              Average
     Range of        Number    Contractual Exercise   Number    Exercise
 exercise prices   outstanding    Life      Price   exercisable  Price
 ---------------   ----------- ----------- -------- ----------- --------
 $14.88 to $19.19   2,013,572     7.59      $17.18   1,051,410   $16.59
 $19.75 to $25.31   1,240,502     7.05       21.63     878,873    21.69
 $25.80 to $31.42   1,435,280     6.02       29.98   1,435,280    29.98
 $31.51 to $32.08     210,980     7.00       32.05     143,920    32.04
                    ---------     ----      ------   ---------   ------
 $14.88 to $32.08   4,900,334     6.97      $22.70   3,509,483   $23.98
                    =========     ====      ======   =========   ======

   The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company applies Accounting Principles Board Opinion No. 25 in accounting

                       MERISTAR HOSPITALITY CORPORATION

                       December 31, 2000, 1999 and 1998

for the Equity Incentive Plan and therefore no compensation cost has been recognized for the Equity Incentive Plan.

   Pro forma information regarding net income and diluted EPS is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998:

                                                2000        1999        1998
                                             ----------  ----------  ----------
   Risk-free interest rate..................       6.71%       6.70%       5.51%
   Dividend rate............................      $2.02       $2.02       $2.02
   Volatility factor........................       0.27        0.31        0.35
   Weighted average expected life........... 3.06 years  3.07 years  6.09 years

   The Company's pro forma net income and diluted EPS as if the fair value method had been applied were $98,216 and $2.07 for 2000, $98,273 and $2.02 for 1999, and $32,402 and $0.96 for 1998. The effects of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income and diluted EPS for future years.

 Other Stock Compensation

   In conjunction with the Merger, holders of CapStar options were granted a total of 150,000 shares of stock with a value of $3,205. This restricted stock vests ratably over a three-year period.

   As of December 31, 2000, the Company granted 586,500 shares of restricted stock. This restricted stock vests ratably over a three-year or five-year period. The issuance of restricted stock has resulted in $7,550 of unearned stock-based compensation recorded as a reduction to stockholders' equity on the Company's consolidated balance sheet as of December 31, 2000.

   On March 29, 2000 the Company issued 462,500 Profits-Only OP Units to certain of the Company's executive officers and executive officers of OpCo pursuant to the Profits-Only Operating Partnership Units Plan which is filed as an exhibit to this Form 10-K. The units vest over three years based on achieving certain operating performance criteria and upon the occurrence of certain other events.

12. Commitments and Contingencies

   The Company leases land at certain hotels from third parties. Certain leases contain contingent rent features based on gross revenues at the respective property. Future minimum lease payments required under these operating leases as of December 31, 2000 were as follows:

   2001................................................................. $ 1,556
   2002.................................................................   1,556
   2003.................................................................   1,556
   2004.................................................................   1,559
   2005.................................................................   1,559
   Thereafter...........................................................  57,396
                                                                         -------
                                                                         $65,182
                                                                         =======

                       MERISTAR HOSPITALITY CORPORATION

                       December 31, 2000, 1999 and 1998


   Until January 1, 2001 the Company leased all of its hotels to OpCO and one other lessee under noncancellable participating leases that expire from 2009 to 2011. Beginning January 1, 2001, the Company will lease eight hotels to one lessee under non cancelable participating leases that expire in 2009. The Company also leases certain office, retail and parking space to outside parties under non-cancelable operating leases with initial or remaining terms in excess of one year. Future minimum rental receipts under these leases as of December 31, 2000 were as follows:

   2001................................................................ $ 20,289
   2002................................................................   19,801
   2003................................................................   18,937
   2004................................................................   18,590
   2005................................................................   16,945
   Thereafter..........................................................   63,428
                                                                        --------
                                                                        $157,990
                                                                        ========

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

13. Acquisitions and Dispositions

   During 2000, the Company sold three limited service hotels and received proceeds of $24,148. This resulted in a gain on sale of assets of $3,495 ($3,425, net of tax). The company also purchased a full service hotel for $19,400. Of the $19,400, $11,400 was paid in cash and $8,000 will be paid from the hotel's future cash flow within the next five years. The acquisition was funded using existing cash and borrowings on the New Credit Facility.

   During 1999, the Company acquired one hotel for a purchase price of $10,642 of cash and $1,488 of OP Units. The acquisition was funded using existing cash and borrowings on the New Credit Facility. The Company also sold 2 hotels during 1999 for a total price of $8,900. The resulting gain on the sales was immaterial.

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

   The following unaudited pro forma information is presented as if the Merger, the Spin-Off and all 117 hotels owned at December 31, 1998 had been acquired at the beginning of 1998. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the Company. Pro forma information for 1998 for total revenue, net income and diluted EPS is $332,632, $96,232 and $2.05, respectively.

                       MERISTAR HOSPITALITY CORPORATION

                       December 31, 2000, 1999 and 1998


14. Quarterly Financial Information (Unaudited)

   The following is a summary of the Company's quarterly results of operations:

                                       2000                               1999
                         ---------------------------------- ---------------------------------
                          First   Second   Third    Fourth   First  Second   Third    Fourth
                         Quarter  Quarter Quarter  Quarter  Quarter Quarter Quarter  Quarter
                         -------  ------- -------- -------- ------- ------- -------- --------
Total revenue........... $67,100  $81,539 $117,631 $134,508 $64,093 $74,055 $103,214 $133,542
Total operating
 expenses...............  41,698   43,631   42,506   43,769  39,521  38,687   37,727   41,904
Net operating income....  25,402   37,908   75,125   90,739  24,572  35,368   65,487   91,638
Income before
 extraordinary (loss)
 gain...................  (3,426)  10,424   41,259   54,550     267   7,179   37,709   58,341
Net (loss) income.......    (372)  10,424   41,259   54,550     267   7,179   33,177   58,341
Diluted (loss) earnings
 per share.............. $ (0.01) $  0.22 $   0.83 $   1.13 $   --  $  0.15 $   0.67 $   1.14

15. Supplemental Cash Flow Information

                                                     2000    1999      1998
                                                   -------- ------- ----------
Cash paid for interest and income taxes:
  Interest, net of capitalized interest of $8,613,
   $12,540 and $5,182, respectively............... $120,539 $93,491 $   48,156
  Income taxes....................................      874   1,261     18,591
Non-cash investing and financing activities:
  Deferred financing costs written off............      334     --         --
  Long-term debt assumed in purchase of property
   and equipment..................................      --      --         543
  OP Units issued in purchase of property and
   equipment......................................      --    1,488     16,932
  Redemption of OP Units..........................       24  29,412     31,430
  Dividends reinvested............................       91     --         --
  Issuance of restricted stock....................   10,620     --         --
  Deferred purchase price.........................    8,000     --         --
  Book value of assets distributed to spun-off
   affiliate......................................      --      --  $   41,449
  Book value of liabilities distributed to spun-
   off affiliate..................................      --      --     (11,768)
  Book value of debt distributed to spun-off
   affiliate......................................      --      --      (1,116)
  Fair value of assets acquired in Merger.........      --      --  $1,306,018
  Fair value of liabilities assumed in Merger.....      --      --     (26,167)
  Fair value of debt assumed in Merger............      --      --    (523,944)

16. Subsequent Event

   On January 26, 2001, the Company sold $300,000 of 9.0% senior notes due 2008 and $200,000 of 9.13% senior notes due 2011 (collectively the "Senior Unsecured Notes"). The notes are unsecured obligations of the Company and a number of its subsidiaries guarantee payment of principal and interest on the notes on a senior, unsecured basis. The net proceeds from the sale of $492,000 were used to repay amounts outstanding under the New Credit Facility and to make payments to terminate certain swap agreements that hedged variable interest rates of the loans that were repaid.

   In conjunction with the sales of the Senior Unsecured Notes, the Company terminated three of the seven swap agreements with notional amounts totaling $300,000. These swap agreements were designated to the New Credit Facility term loans that were repaid with the proceeds from the sale. The Company made payments totaling $9,297 to terminate these swap agreements.

                        MERISTAR HOSPITALITY CORPORATION
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (dollars in thousands)

                                    Initial cost  Costs subsequent
                                     to Company    to acquisition      Gross amount at end of year
                                   -------------- -------------------  --------------------------------
                                         Building           Building            Building      Accum-
                                           and                and                  and        ulated     Year of
                           Encum-        Improve-           Improve-            Improve-    Deprecia-   Construc-   Date
 Description               brances Land   ments    Land      ments      Land      ments        tion       tion    Acquired Life
 -----------               ------- ----- -------- -------  ----------  -------- ----------  ----------- --------- -------- ----
 Hotel Assets:
 Salt Lake Airport
  Hilton, UT............     --    $ 770 $12,828  $   --    $   2,827  $    770 $   15,655   $   2,184    1980      3/3/95  40
 Radisson Hotel,
  Schaumburg, IL........     --    1,080   5,131      --        2,282     1,080      7,413         908    1979     6/30/95  40
 Sheraton Hotel,
  Colorado Springs, CO..      (1)  1,071  14,592        1       3,728     1,072     18,320       2,387    1974     6/30/95  40
 Hilton Hotel, Bellevue,
  WA....................      48   5,211   6,766      --        3,186     5,211      9,952       1,108    1979      8/4/95  40
 Marriott Hotel,
  Somerset, NJ..........      (1)  1,978  23,001      --        4,390     1,978     27,391       3,357    1978     10/3/95  40
 Westin Atlanta Airport,
  Atlanta, GA...........     --    2,650  15,926     (300)      9,403     2,350     25,329       3,084    1982    11/15/95  40
 Sheraton Hotel,
  Charlotte, NC.........      (1)  4,700  11,057      --        3,906     4,700     14,963       1,739    1985      2/2/96  40
 Radisson Hotel
  Southwest, Cleveland,
  OH....................     --    1,330   6,353      --        4,547     1,330     10,900       1,190    1978     2/16/96  40
 Orange County Airport
  Hilton, Irvine, CA....      (1)  9,990   7,993      --        3,133     9,990     11,126       1,255    1976     2/22/96  40
 The Latham Hotel,
  Washington, DC........     --    6,500   5,320      --        3,889     6,500      9,209         915    1981      3/8/96  40
 Hilton Hotel,
  Arlington, TX.........      (1)  1,836  14,689       79       2,828     1,915     17,517       2,018    1983     4/17/96  40
 Hilton Hotel,
  Arlington, VA.........     --    4,000  15,069      --          496     4,000     15,565       1,716    1990     8/23/96  40
 Southwest Hilton,
  Houston, TX...........     --    2,300  15,665      --        1,244     2,300     16,909       1,728    1979    10/31/96  40
 Embassy Suites,
  Englewood, CO.........      (1)  2,500  20,700      --        2,782     2,500     23,482       2,380    1986    12/12/96  40
 Holiday Inn, Colorado
  Springs, CO...........     --    1,600   4,232      --        1,057     1,600      5,289         482    1974    12/17/96  40
 Embassy Row Hilton,
  Washington, DC........     --    2,200  13,247      --        2,240     2,200     15,487       1,482    1969    12/17/96  40
 Hilton Hotel & Towers,
  Lafayette, LA.........      (1)  1,700  16,062      --        1,808     1,700     17,870       1,712    1981    12/17/96  40
 Hilton Hotel,
  Sacramento, CA........      (1)  4,000  16,013      --        1,678     4,000     17,691       1,768    1983    12/17/96  40
 Santa Barbara Inn,
  Santa Barbara, CA.....     --    2,600   5,141      --        1,110     2,600      6,251         602    1959    12/17/96  40
 San Pedro Hilton, San
  Pedro, CA.............     --      640   6,047      --        2,300       640      8,347         753    1989     1/28/97  40
 Doubletree Hotel,
  Albuquerque, NM.......      (1)  2,700  15,075      --          823     2,700     15,898       1,565    1975     1/31/97  40
 Westchase Hilton &
  Towers, Houston, TX...      (1)  3,000  23,991      --        1,531     3,000     25,522       2,485    1980     1/31/97  40
 Four Points Hotel,
  Cherry Hill, NJ.......     --    1,700   4,178      --        2,181     1,700      6,359         553    1991     3/20/97  40
 Sheraton Great Valley
  Inn, Frazer, PA.......     --    2,150  11,653       11       2,712     2,161     14,365       1,190    1971     3/27/97  40
 Holiday Inn Calgary
  Airport, Calgary,
  Alberta, Canada.......     --      751   5,011      (36)      1,428       715      6,439       1,261    1981      4/1/97  40
 Sheraton Hotel Dallas,
  Dallas, TX............     --    1,300  17,268      --        2,358     1,300     19,626       1,771    1974      4/1/97  40
 Radisson Hotel Dallas,
  Dallas, TX............     --    1,800  17,580      --        1,466     1,800     19,046       1,746    1972      4/1/97  40
 Sheraton Hotel
  Guildford, Surrey, BC,
  Canada................     --    2,366  24,008     (112)       (258)    2,254     23,750       3,558    1992      4/1/97  40
 Doubletree Guest
  Suites, Indianapolis,
  IN....................           1,000   8,242      --          893     1,000      9,135         824    1987      4/1/97  40

                                  Initial cost to Costs subsequent
                                      Company      to acquisition      Gross amount at end of year
                                  --------------- -------------------  --------------------------------
                                         Building           Building             Building     Accum-
                                           and                and                   and       ulated    Year of
                         Encum-          Improve-           Improve-             Improve-   Deprecia-  Construc-   Date
 Description             brances   Land   ments    Land      ments      Land       ments       tion      tion    Acquired Life
 -----------             -------  ------ -------- -------  ----------  --------- ---------- -------------------- -------- ----
 Ramada Vancouver
  Centre, Vancouver,
  BC, Canada..........      --     4,400   7,840     (208)     2,160       4,192     10,000      1,605   1968      4/1/97  40
 Holiday Inn Sports
  Complex, Kansas
  City, MO............      --       420   4,742      --       1,551         420      6,293        538   1975     4/30/97  40
 Hilton Crystal City,
  Arlington, VA.......      --     5,800  29,879      --       1,036       5,800     30,915      2,681   1974      7/1/97  40
 Doubletree Resort
  Hotel, Cathedral
  City, CA............      --     1,604  16,141      --       2,837       1,604     18,978      1,557   1985      7/1/97  40
 Radisson Hotel &
  Suites, Chicago,
  IL..................             4,870  39,175      --       1,793       4,870     40,968      3,544   1971     7/15/97  40
 Georgetown Inn,
  Washington, DC......      --     6,100   7,103      --       1,486       6,100      8,589        655   1962     7/15/97  40
 Embassy Suites Center
  City,
  Philadelphia, PA....       (1)   5,500  26,763      --       1,457       5,500     28,220      2,382   1963     8/12/97  40
 Doubletree Hotel
  Austin, Austin, TX..       (1)   2,975  25,678      --       2,501       2,975     28,179      2,295   1984     8/14/97  40
 Radisson Plaza Hotel,
  Lexington, KY.......      240    1,100  30,375      --       6,254       1,100     36,629      2,876   1982     8/14/97  40
 Jekyll Inn, Jekyll
  Island, GA..........      --       --    7,803      --       3,218         --      11,021        848   1971     8/20/97  40
 Holiday Inn
  Metrotown, Burnaby,
  BC, Canada..........      --     1,115   5,303      (53)     1,292       1,062      6,595        890   1989     8/22/97  40
 Embassy Suites
  International
  Airport, Tucson,
  AZ..................      --     1,640  10,444      --       2,214       1,640     12,658        901   1982    10/23/97  40
 Westin Morristown,
  NJ..................      --     2,500  19,128      100      3,501       2,600     22,629      1,626   1962    11/20/97  40
 Doubletree Hotel
  Bradley
  International
  Airport, Windsor
  Locks, CT...........      --     1,013  10,228       87      1,422       1,100     11,650        838   1985    11/24/97  40
 Sheraton Hotel, Mesa,
  AZ..................      --     1,850  16,938      --       2,315       1,850     19,253      1,382   1985     12/5/97  40
 Metro Airport Hilton
  & Suites, Detroit,
  MI..................      --     1,750  12,639      --       1,311       1,750     13,950        995   1989    12/16/97  40
 Marriott Hotel, Los
  Angeles, CA.........      --     5,900  48,250      --       7,208       5,900     55,458      3,956   1983    12/18/97  40
 Austin Hilton &
  Towers, TX..........      --     2,700  15,852      --       2,674       2,700     18,526      1,291   1974      1/6/98  40
 Dallas Renaissance
  North, TX...........      --     3,400  20,813      --       3,550       3,400     24,363      1,708   1979      1/6/98  40
 Houston Sheraton
  Brookhollow Hotel,
  TX..................      --     2,500  17,609      --       2,148       2,500     19,757      1,467   1980      1/6/98  40
 Seelbach Hilton,
  Louisville, KY......      --     1,400  38,462      --       5,550       1,400     44,012      3,017   1905      1/6/98  40
 Midland Hilton &
  Towers, TX..........      --       150   8,487      --       1,715         150     10,202        708   1976      1/6/98  40
 Westin Oklahoma, OK..      --     3,500  27,588      --       1,683       3,500     29,271      2,159   1977      1/6/98  40
 Sheraton Hotel,
  Columbia, MD........      --     3,600  21,393      --       3,744       3,600     25,137      1,513   1972     3/27/98  40
 Radisson Cross Keys,
  Baltimore, MD.......      --     1,500   5,615      --       1,492       1,500      7,107        417   1973     3/27/98  40
 Sheraton Fisherman's
  Wharf, San
  Francisco, CA.......       (1)  19,708  61,751      --       2,985      19,708     64,736      4,356   1975      4/2/98  40
 Hartford Hilton, CT..      --     4,073  24,458      --       2,824       4,073     27,282      1,642   1975     5/21/98  40
 Holiday Inn Dallas
  DFW AirportSouth,
  TX..................   12,634    3,388  28,847      --           8       3,388     28,855      1,747   1974      8/3/98 --
 Courtyard by Marriott
  Meadowlands, NJ.....    3,979      --    9,649      --          45         --       9,694        581   1993      8/3/98  40
 Hotel Maison de
  Ville, New Orleans,
  LA..................      --       292   3,015      --          (2)        292      3,013        181   1778      8/3/98  40
 Hilton Hotel Toledo,
  OH..................      --       --   11,708      --          38         --      11,746        708   1987      8/3/98  40
 Holiday Inn Select
  Dallas DFW Airport
  West, TX............      --       947   8,346      --         213         947      8,559        812   1974      8/3/98  40

                                     Initial cost  Costs subsequent
                                      to Company    to acquisition     Gross amount at end of year
                                    -------------- ------------------- -------------------------------
                                          Building           Building           Building     Accum-
                                            and                and                 and       ulated    Year of
                           Encum-         Improve-           Improve-           Improve-   Deprecia-  Construc-   Date
 Description               brances  Land   ments    Land      ments     Land      ments       tion      tion    Acquired Life
 -----------               -------  ----- -------- ------   ---------- -------- ---------- -------------------- -------- ----
 Holiday Inn Select
  New Orleans
  International Airport,
  LA....................       (1)  3,040  25,616     --         2,150    3,040     27,766      1,610   1973     8/3/98   40
 Crowne Plaza Madison,
  WI....................       (1)  2,629  21,634     --           210    2,629     21,844      1,384   1987     8/3/98   40
 Wyndham Albuquerque
  Airport Hotel, NM.....      --      --   18,889     --           112      --      19,001      1,146   1972     8/3/98   40
 Wyndham San Jose
  Airport Hotel, CA.....      --      --   35,743     --           997      --      36,740      2,194   1974     8/3/98   40
 Holiday Inn Select
  Mission Valley, CA....            2,410  20,998     --           176    2,410     21,174      1,282   1970     8/3/98   40
 Sheraton Safari Hotel,
  Lake Buena Vista, FL..      --    4,103  35,263     --         9,062    4,103     44,325      2,437   1985     8/3/98   40
 Hilton Monterey, CA....      --    2,141  17,666     --         4,964    2,141     22,630      1,219   1971     8/3/98   40
 Hilton Hotel Durham,
  NC....................      --    1,586  15,577     --         2,390    1,586     17,967        973   1987     8/3/98   40
 Wyndham Garden Hotel
  Marietta, GA..........      --    1,900  17,077     --           611    1,900     17,688      1,038   1985     8/3/98   40
 Westin Resort Key
  Largo, FL.............      --    3,167  29,190     --           340    3,167     29,530      1,814   1985     8/3/98   40
 Doubletree Guest Suites
  Atlanta, GA...........    8,678   2,236  18,514     --         3,798    2,236     22,312      1,310   1985     8/3/98   40
 Radisson Hotel
  Arlington Heights,
  IL....................      --    1,540  12,645     --         6,848    1,540     19,493        954   1981     8/3/98   40
 Holiday Inn Select
  Bucks County, PA......      --    2,610  21,744     --         2,773    2,610     24,517      1,335   1987     8/3/98   40
 Hilton Hotel Cocoa
  Beach, FL.............      --    2,783  23,076     --         1,784    2,783     24,860      1,494   1986     8/3/98   40
 Radisson Twin Towers
  Orlando, FL...........      --    9,555  73,486     --         8,209    9,555     81,695      4,701   1972     8/3/98   40
 Crowne Plaza Phoenix,
  AZ....................      --    1,852  15,957     --         3,448    1,852     19,405      1,145   1981     8/3/98   40
 Hilton Airport Hotel
  Grand Rapids, MI......       (1)  2,049  16,657     --           539    2,049     17,196      1,033   1979     8/3/98   40
 Marriott West Loop
  Houston, TX...........       (1)  2,943  23,934     --         2,623    2,943     26,557      1,563   1976     8/3/98   40
 Courtyard by Marriott
  Durham, NC............      --    1,406  11,001     --            47    1,406     11,048        659   1996     8/3/98   40
 Courtyard by Marriott,
  Marina Del Rey, CA....       (1)  3,450  24,534     --           359    3,450     24,893      1,531   1976     8/3/98   40
 Courtyard by Marriott,
  Century City, CA......      --    2,165  16,465     --            20    2,165     16,485      1,016   1986     8/3/98   40
 Courtyard by Marriott,
  Lake Buena Vista, FL..      --      --   41,267     --         2,438      --      43,705      2,565   1972     8/3/98   40
 Crowne Plaza, San Jose,
  CA....................       (1)  2,130  23,404     (24)       1,501    2,106     24,905      1,501   1975     8/3/98   40
 Doubletree Hotel
  Westshore, Tampa, FL..      --    2,904  23,476     --         7,312    2,904     30,788      1,596   1972     8/3/98   40
 Howard Johnson Resort
  Key Largo, FL.........      --    1,784  12,419     --           507    1,784     12,926        767   1971     8/3/98   40
 Radisson Annapolis,
  MD....................      --    1,711  13,671     --         1,945    1,711     15,616        829   1975     8/3/98   40
 Holiday Inn Fort
  Lauderdale, FL........      --    2,381  19,419     --         2,126    2,381     21,545      1,225   1969     8/3/98   40
 Holiday Inn Madeira
  Beach, FL.............      --    1,781  13,349     --            26    1,781     13,375        811   1972     8/3/98   40
 Holiday Inn Chicago
  O'Hare, IL............   19,080   4,290  72,631     --        12,812    4,290     85,443      4,638   1975     8/3/98   40
 Holiday Inn & Suites
  Alexandria, VA........      --    1,769  14,064     --            52    1,769     14,116        882   1985     8/3/98   40
 Hilton Clearwater, FL..      --      --   69,285     --         3,608      --      72,893      4,298   1980     8/3/98   40
 Radisson Rochester,
  NY....................      --      --    6,499     --         2,520      --       9,019        438   1971     8/3/98   40
 Radisson Old Towne
  Alexandria, VA........      --    2,241  17,796     --         3,690    2,241     21,486      1,223   1975     8/3/98   40
 Ramada Inn Clearwater,
  FL....................      --    1,270  13,453     --            89    1,270     13,542      1,612   1969     8/3/98   40
 Richmond Hotel and
  Conference Center.....      --      245   3,380     --            58      245      3,438        712   1975     8/3/98   40

                                                      Costs
                                Initial cost to   subsequent to
                                    Company        acquisition      Gross amount at end of year
                              ------------------- ---------------  -----------------------------
                                        Building         Building            Building   Accum-
                                          and              and                 and      ulated    Year of
                      Encum-            Improve-         Improve-            Improve-  Deprecia- Construc-   Date
 Description          brances   Land     ments    Land    ments      Land     ments      tion      tion    Acquired Life
 -----------          ------- -------- ---------- -----  --------  -------- ---------- --------- --------- -------- ----
 Crowne Plaza Las
  Vegas, NV........      --      3,006     24,011   --         15     3,006     24,026    2,593    1989     8/3/98   40
 Crowne Plaza
  Portland, OR.....    4,917     2,950     23,254   --         58     2,950     23,312    2,623    1988     8/3/98   40
 Four Points Hotel,
  Mt. Arlington,
  NJ...............    4,328     6,553      6,058   --         64     6,553      6,122      645    1984     8/3/98   40
 Ramada Inn Mahwah,
  NJ...............      --      1,117      8,994   --        121     1,117      9,115      898    1972     8/3/98   40
 Ramada Plaza
  Meriden, CT......      --      1,247     10,057   --         12     1,247     10,069      974    1985     8/3/98   40
 Ramada Plaza
  Shelton, CT......    4,567     2,040     16,235   --         28     2,040     16,263    1,529    1989     8/3/98   40
 Sheraton
  Crossroads
  Mahwah, NJ.......      --      3,258     26,185   --        188     3,258     26,373    2,785    1986     8/3/98   40
 St. Tropez Suites,
  Las Vegas, NV....      --      3,027     24,429   --         24     3,027     24,453    2,360    1986     8/3/98   40
 Doral Forrestal,
  Princeton, NJ....      --      9,578     57,555   --      7,135     9,578     64,690    3,726    1981    8/11/98   40
 South Seas
  Plantation,
  Captiva, FL......      --      3,084     83,573   --      7,161     3,084     90,734    6,525    1975    10/1/98   40
 Radisson Suites
  Beach Resort,
  Marco Island,
  FL...............      --      7,120     35,300   --      2,103     7,120     37,403    4,106    1983    10/1/98   40
 Best Western
  Sanibel Island,
  FL...............      --      3,868      3,984    17       302     3,885      4,286      665    1967    10/1/98   40
 The Dunes Golf &
  Tennis Club,
  Sanibel Island,
  FL...............      --      7,705      3,043     9        21     7,714      3,064      246    1964    10/1/98   40
 Sanibel Inn,
  Sanibel Island,
  FL...............      --      8,482     12,045   --        (74)    8,482     11,971      989    1964    10/1/98   40
 Seaside Inn,
  Sanibel Island,
  FL...............      --      1,702      6,416    22        73     1,724      6,489      481    1964    10/1/98   40
 Song of the Sea,
  Sanibel Island,
  FL...............      --        339      3,223    19        31       358      3,254      280    1964    10/1/98   40
 Sundial Beach
  Resort, Sanibel
  Island, FL.......      --        320     12,009   --        556       320     12,565      806    1975    10/1/98   40
 Holiday Inn,
  Madison, WI......      --      4,143      6,692   --         78     4,143      6,770      337    1965    1/11/99   40
 Safety Harbor
  Resort and Spa,
  Sanibel Island,
  FL...............      --        732     19,618   --      1,538       732     21,156    1,547    1926    5/31/00   40
                              -------- ---------- -----  --------  -------- ---------- --------
                              $317,460 $2,207,320 $(388) $253,769  $317,072 $2,461,089 $188,647
                              ======== ========== =====  ========  ======== ========== ========

--------
(1) These properties secure the New Secured Facility which, as of December 31, 2000, had an outstanding balance of $324,554.

   The components of hotel property and equipment are as follows:

                                                       Property and Accumulated
                                                        Equipment   Depreciation
                                                       ------------ ------------
   Land...............................................  $  317,072    $    --
   Building and Improvements..........................   2,461,089     188,647
   Furniture and equipment............................     338,350      98,582
   Construction in progress...........................      77,219         --
                                                        ----------    --------
     Total property and equipment.....................  $3,193,730    $287,229
                                                        ==========    ========

   A reconciliation of the Company's investment in hotel property and equipment and related accumulated depreciation is as follows:

                                                2000        1999        1998
                                             ----------  ----------  ----------
   Hotel property and equipment
   Balance, beginning of period............  $3,118,723  $2,957,543  $  947,597
   Acquisitions during period..............      19,618      12,081   1,865,142
   Improvements and construction-in-
    progress...............................      78,911     160,294     144,804
   Cost of real estate sold................     (23,522)    (11,195)        --
                                             ----------  ----------  ----------
   Balance, end of period..................   3,193,730   3,118,723   2,957,543
                                             ----------  ----------  ----------
   Accumulated depreciation
   Balance, beginning of period............     182,430      83,797      26,858
   Additions-depreciation expense..........     107,363      99,297      56,939
   Cost of real estate sold................      (2,564)       (664)        --
                                             ----------  ----------  ----------
   Balance, end of period..................     287,229     182,430      83,797
                                             ----------  ----------  ----------
   Net hotel property and equipment, end of
    period.................................  $2,906,501  $2,936,293  $2,873,746
                                             ==========  ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 405 of Regulation S-K with respect to Directors and Executive Officers of the Company is incorporated herein by reference to the sections entitled "Management" and "Principal Stockholders" in our 2001 Annual Stockholder Meeting proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation of Directors" and "Stock Option Grants" in our 2001 Annual Stockholder Meeting proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated herein by reference to the section entitled "Principal Stockholders" in our 2001 Annual Stockholder Meeting proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in our 2001 Annual Stockholder Meeting proxy statement.

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

 Exhibit No.                       Description of Document
 -----------                       -----------------------
  3.1*       Amended and Restated Articles of Incorporation of the Registrant
             (Articles of Merger between American General Hospitality
             Corporation and CapStar Hotel Company).

  3.2*       Amended and Restated By-laws of the Registrant.

  4.1**      Form of Share Certificate.

  4.2*****   Specimen Subordinated Note.

  4.3*****   Specimen Convertible Note (included in Exhibit 4.7).

  4.4*****   Indenture, dated as of August 19, 1997, between CapStar Hotel
             Company and IBJ Schroder Bank & Trust Company, as Trustee.

  4.5*****   Second Supplemental Indenture, dated as of August 3, 1998, between
             MeriStar Hospitality Corporation and IBJ Schroder Bank & Trust
             Company, as Trustee.

  4.6*****   Indenture, dated as of October 16, 1997, between CapStar Hotel
             Company and First Trust, National Association, as Trustee, (the
             "Convertible Notes Indenture").

  4.7*****   Certificate dated October 16, 1997, pursuant to Section 3.1 of
             Convertible Notes Indenture.

  4.8*****   First Supplemental Indenture, dated as of August 3, 1998, between
             MeriStar Hospitality Corporation and U.S. Bank Trust, National
             Association, as Trustee.

  4.9****    Indenture, dated as of March 18, 1999, between MeriStar
             Hospitality Corporation and IBJ Whitehall Bank & Trust Company, as
             Trustee.

  4.10**** Specimen Certificate of Outstanding Note (included in Exhibit 4.9 as Exhibit A).

  4.11****   Specimen Certificate of Exchange Note.

  4.12****** Form of MeriStar Hospitality Corporation Employee Stock Purchase
             Plan.

  4.13 First Supplemental Indenture, dated as of January 26, 2001, between MeriStar Hospitality Corporation and The Bank of New York.

  4.14       Indenture, dated January 26, 2001, between MeriStar Hospitality
             Operating Partnership, L.P., MeriStar Hospitality Finance Corp.,
             MeriStar Hospitality Corporation, and U.S. Bank Trust National
             Association.

  4.15 Third Supplemental Indenture, dated as of January 26, 2001, between MeriStar Hospitality Corporation and The Bank of New York.

 10.1***     Second Amended and Restated Agreement of Limited Partnership of
             MeriStar Hospitality Operating Partnership, L.P. dated as of
             August 3, 1998.

 Exhibit No.                       Description of Document
 -----------                       -----------------------
 10.2***      Second Amended and Restated Senior Secured Credit Agreement dated as of August 3, 1998.
 10.3***      Loan Agreement made as of August 3, 1998 between MeriStar
              Hospitality Corporation and its affiliates and Secore Financial
              Corporation.
 10.4*        Form of MeriStar Incentive Plan.
 10.5*        Form of MeriStar Non-Employee Directors' Incentive Plan.
 10.6*        Form of Employment Agreement between MeriStar Hospitality
              Corporation and Paul W. Whetsell.
 10.7*        Form of Employment Agreement between MeriStar Hospitality
              Corporation and Steven D. Jorns.
 10.8***      Form of Employment Agreement between MeriStar Hospitality
              Corporation and Bruce G. Wiles.
 10.9***      Form of Employment Agreement between MeriStar Hospitality
              Corporation and John Emery.
 10.10*       Form of Exchange Rights Agreement, by and among MeriStar
              Hospitality Corporation, MeriStar Hospitality Operating
              Partnership, L.P., and the Persons set forth therein.
 10.11*       Operating Partnership, L.P. CMC Operating Company and CMC
              Operating Partnership, L.P.
 10.12*       Form of Operating Lease.
 10.13*****   Loan Agreement, dated as of August 12, 1999, between MeriStar
              Hospitality Operating Partnership, L.P. and Lehman Brothers
              Holdings Inc. D/B/A Lehman Capital, a division of Lehman Brothers
              Holdings Inc.
 10.14******* Form of Profits-Only Operating Partnership Units Plan.
 10.15        Amended Intercompany Agreement between MeriStar Hospitality
              Corporation, MeriStar Hospitality Operating Partnership, L.P.,
              MeriStar Hotel Lessee, Inc., MeriStar Hotels & Resorts, Inc. and
              MeriStar H&R Operating Company L.P.
 10.16        Registration Rights Agreement, dated as of January 26, 2001, between MeriStar Hospitality Operating Partnership, L.P.,
              MeriStar Hospitality Finance Corporation, MeriStar Hospitality
              Corporation and certain subsidiaries of MeriStar Hospitality
              Operating Partnership, L.P. and Lehman Brothers Inc. and SG Cowen
              Securities Corporation.
 10.17        Registration Rights Agreement, dated as of January 26, 2001, between MeriStar Hospitality Operating Partnership, L.P. and
              MeriStar Hospitality Finance Corporation, MeriStar Hospitality
              Corporation and certain subsidiaries of MeriStar Hospitality
              Operating Partnership, L.P. and Certain Other Parties.
 12           Schedule Regarding the Computation of Ratios
 21           Subsidiaries of the Company
 23           Consent of KPMG LLP
 24           Power of Attorney (see signature page)

--------
      * Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-49611), filed with the Securities and Exchange Commission on April 7, as amended.
     ** Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-66229), filed with the Securities and Exchange Commission on October 28, as amended.
    *** Incorporated by reference to the Company's Annual Report on Form 10-K
        (File No. 001-11903), filed with the Securities and Exchange Commission on March 2, 1999.
   **** Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-78163) filed with the Securities and Exchange Commission on May 10, 1999.
  ***** Incorporated by reference to the Company's Registration Statement on Form 10-K (File No. 001-11903) filed with the Securities and Exchange Commission on March 13, 2000.
 ****** Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-37888), filed with the Securities and Exchange Commission on May 25, 2000.
******* Incorporated by reference to the Company's Registration Statement of Form 10-Q (File No. 001-11903), filed with the Securities and Exchange Commission on May 12, 2000.

   B. Reports on Form 8-K

   None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MeriStar Hospitality Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Meristar Hospitality Corporation

                                             /s/ Paul W. Whetsell
                                          By: _________________________________
                                                     Paul W. Whetsell
                                                Chief Executive Officer and
                                                   Chairman of the Board

Dated: March      , 2001

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

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Paul W. Whetsell          Chief Executive Officer       March 5, 2001
______________________________________  and Chairman of the Board
           Paul W. Whetsell             of Directors (Principal
                                        Executive Officer)


                                       Vice Chairman of the Board   March   , 2001
 ______________________________________  of Directors
           Steven D. Jorns

          /s/ Bruce G. Wiles           President and Director        March 5, 2001
 ______________________________________
            Bruce G. Wiles

           /s/  John Emery             Chief Operating Officer       March 5, 2001
 ______________________________________  and Director (Principal
              John Emery                Financial and Accounting
                                        Officer)

                                       Director                      March  , 2001
______________________________________
         James F. Dannhauser




              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Daniel L. Doctoroff         Director                      March 5, 2001
______________________________________
         Daniel L. Doctoroff


         /s/ William S. Janes          Director                      March 5, 2001
 ______________________________________
           William S. Janes

                                       Director                      March  , 2001
 ______________________________________
          H. Cabot Lodge III

          /s/ James R. Worms           Director                      March 5, 2001
______________________________________
            James R. Worms