Form 10-Q
period 2001-03-31
MERISTAR HOSPITALITY CORP
filed 2001-05-14
CIK 1012967

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                  (Mark One)

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

               For the quarterly period ended March 31, 2001 or

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

                           1000 POTOMAC STREET, N.W.
                            WASHINGTON, D.C. 20007
              (Address of Principal Executive Offices)(Zip Code)

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

Yes  X  No


The number of shares of Common Stock, par value $0.01 per share, outstanding at May 10, 2001 was 44,465,990.

                       MERISTAR HOSPITALITY CORPORATION


                                     INDEX



                                                                        Page
                                                                        ----
PART I.     FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS (UNAUDITED)

            Condensed Consolidated Balance Sheets -
            March 31, 2001 and December 31, 2000                          3

            Condensed Consolidated Statements of Operations
              and Other Comprehensive Loss -
            Three Months ended March 31, 2001 and 2000                    4

            Condensed Consolidated Statements of Cash Flows -
            Three months ended March 31, 2001 and 2000                    6

            Notes to Condensed Consolidated Financial Statements          7


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                13

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                  18

PART II.    OTHER INFORMATION                                            20

ITEM 5:     OTHER INFORMATION                                            20

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K                             20


PART I.   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                March 31, 2001     December 31, 2000
                                                                ---------------    ------------------
                                                                  (unaudited)
Assets
    Investments in hotel properties                                $3,192,731          $3,193,730
    Accumulated depreciation                                         (314,289)           (287,229)
                                                                   ----------          ----------
                                                                    2,878,442           2,906,501
    Cash and cash equivalents                                          18,982                 250
    Accounts receivable, net                                           57,311               2,833
    Prepaid expenses and other                                         18,221               2,767
    Deferred tax asset                                                     40                   -
    Note receivable from MeriStar Hotels & Resorts                     36,000                   -
    Due from MeriStar Hotels & Resorts                                 10,709              22,221
    Investments in affiliates                                          41,714              42,196
    Restricted cash                                                    18,221              19,918
    Intangible assets, net of accumulated amortization
      of $9,753 and $9,729                                             22,211              16,322
                                                                   ----------          ----------
                                                                   $3,101,851          $3,013,008
                                                                   ==========          ==========

Liabilities, Minority Interests and Stockholders' Equity
   Accounts payable, accrued expenses and other liabilities        $  135,338          $   74,420
   Accrued interest                                                    30,957              28,365
   Income taxes payable                                                 1,359               1,151
   Dividends and distributions payable                                 24,142              24,581
   Deferred income taxes                                               10,344              10,140
   Interest rate swaps                                                  7,635                   -
   Long-term debt                                                   1,674,978           1,638,319
                                                                   ----------          ----------
Total liabilities                                                   1,884,753           1,776,976
                                                                   ----------          ----------
Minority interests                                                     97,781             101,477
Stockholders' equity:
    Preferred stock, par value $0.01 per share
             Authorized - 100,000 shares                                    -                   -
   Common stock, par value $0.01 per share
            Authorized - 250,000 shares
            Issued - 48,610 and 48,463 shares                             486                 485
   Additional paid-in capital                                       1,180,099           1,177,218
   Retained earnings                                                   32,529              42,837
   Accumulated other comprehensive loss                               (14,690)             (6,081)
   Unearned stock-based compensation                                   (6,753)             (7,550)
   Less common stock held in treasury - 4,083 and 4,083
      shares                                                          (72,354)            (72,354)
                                                                   ----------          ----------
   Total stockholders' equity                                       1,119,317           1,134,555
                                                                   ----------          ----------
                                                                   $3,101,851          $3,013,008
                                                                   ==========          ==========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                  Three Months Ended
                                                                       March 31,
                                                                 ---------------------
                                                                   2001         2000
                                                                 --------     --------
Revenue:
 Hotel operations:
    Rooms                                                        $200,380            -
    Food and beverage                                              71,291            -
    Other operating departments                                    22,471            -
 Participating lease revenue                                        5,384       65,523
 Office rental and other revenues                                   3,158        1,577
                                                                 --------      -------

Total revenue                                                     302,684       67,100
                                                                 --------      -------

Hotel operating expenses by department:
   Rooms                                                           45,722            -
   Food and beverage                                               51,404            -
   Other operating departments                                     11,570            -
Office rental, parking and other operating expenses                   937          606
Undistributed operating expenses:
   Administrative and general                                      44,917        1,771
   Property operating costs                                        42,699            -
   Property taxes, insurance and other                             18,387       12,691
   Depreciation and amortization                                   29,697       26,630
   Write down of investment in STS Hotel Net                        2,112            -
   Swap termination costs                                           9,297            -
                                                                 --------      -------

Total operating expenses                                          256,742       41,698
                                                                 --------      -------

Net operating income                                               45,942       25,402

Interest expense, net                                              30,229       28,760
                                                                 --------      -------

Income/(loss) before minority interests, income taxes,
 loss on sale of asset and extraordinary (loss)/gain               15,713       (3,358)

Minority interests                                                  1,104          138
                                                                 --------      -------

Income/(loss) before income taxes, loss on sale of asset and
  extraordinary (loss)/gain                                        14,609       (3,496)

Income taxes                                                          511          (70)
                                                                 --------      -------

Income/(loss) before loss on sale of asset and extraordinary
   (loss)/gain                                                     14,098       (3,426)

Loss on sale of asset, net of tax effect of ($22)                  (1,059)           -

Extraordinary (loss)/gain on early extinguishment of debt,
  net of tax effect of ($19) and $62                               (1,224)       3,054
                                                                 --------      -------

Net income/(loss)                                                $ 11,815      $  (372)
                                                                 ========      =======

Other comprehensive loss:
  Foreign currency translation adjustment                            (974)        (155)
  Valuation of derivative instruments                              (7,635)           -
                                                                 --------      -------

Comprehensive loss                                               $  3,206      $  (527)
                                                                 ========      =======

                                                                   Three Months Ended
                                                                        March 31,
                                                                 -----------------------
                                                                    2001           2000
                                                                 --------       --------
Earnings per share:

    Basic:
    Income before extraordinary (loss)/gain                      $   0.29       $ (0.07)
    Extraordinary (loss)/gain                                       (0.03)         0.06
                                                                 --------       -------

    Net income/(loss)                                            $   0.26       $ (0.01)
                                                                 ========       =======

    Diluted:
    Income before extraordinary (loss)/gain                      $   0.28       $ (0.07)
    Extraordinary (loss)/gain                                       (0.03)         0.06
                                                                 --------       -------

    Net income/(loss)                                            $   0.25       $ (0.01)
                                                                 ========       =======

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)





                                                                 Three months ended
                                                                      March 31,
                                                               -----------------------
                                                                   2001         2000
                                                               ---------      --------
Operating activities:
Net income/(loss)                                               $  11,815      $   (372)

Adjustments to reconcile net income/(loss) to net
 cash provided by operating activities:
 Depreciation and amortization                                     29,697        26,630
 Loss on sale of assets, before tax effect                          1,081             -
 Write down of investment in STS Hotel Net                          2,112
 Extraordinary loss/(gain) on early extinguishment of debt,
    before tax effect                                               1,243        (3,116)
 Minority interests                                                 1,104           138
 Amortization of unearned stock based compensation                    797             -
 Deferred income taxes                                                164            63

 Changes in operating assets and liabilities:
   Accounts receivable, net                                        (7,173)       (1,092)
   Prepaid expenses and other                                      (2,580)        1,485
   Due from MeriStar Hotels & Resorts                              11,512       (12,249)
   Accounts payable, accrued expenses and other liabilities        (4,788)       40,333
   Accrued interest                                                 2,592        (4,253)
   Income tax payable                                                 208           (83)
                                                                ---------      --------

Net cash provided by operating activities                          47,784        47,484
                                                                ---------      --------

Investing activities:
 Investment in hotel properties, net                               (8,743)      (24,849)
 Proceeds from disposition of assets                                7,274             -
 Hotel operating cash received in lease conversions                 3,778             -
  Investments in and advances to affiliates, net                        -          (433)
 Note receivable from MeriStar Hotels & Resorts                   (36,000)       57,110
 Change in restricted cash                                          1,697         2,204
                                                                ---------      --------

Net cash (used in) provided by investing activities               (31,994)       34,032
                                                                ---------      --------

Financing activities:
 Deferred costs                                                    (9,322)          (49)
 Proceeds from issuance of long-term debt                         578,379        45,097
 Principal payments on long-term debt                            (541,752)      (89,080)
 Proceeds from issuance of common stock, net                          280           463
 Purchase of treasury stock                                             -       (14,100)
 Dividends paid to stockholders                                   (22,669)      (24,006)
 Distributions to minority investors                               (2,190)       (2,396)
                                                                ---------      --------

Net cash provided by (used in) financing activities                 2,726       (84,071)
                                                                ---------      --------

Effect of exchange rate changes on cash and cash equivalents          216            (1)
                                                                ---------      --------
Net increase (decrease) in cash and cash equivalents               18,732        (2,556)
Cash and cash equivalents, beginning of period                        250         2,556
                                                                ---------      --------

Cash and cash equivalents, end of period                        $  18,982      $      -
                                                                =========      ========


See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  ORGANIZATION

We own a portfolio of primarily upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of March 31, 2001, we owned 113 hotels, with 28,877 rooms, 105 of which are leased by our taxable subsidiaries and managed by MeriStar Hotels & Resorts, Inc., or MeriStar Hotels. Eight of our hotels are leased by affiliates of Prime Hospitality Corporation. During 2000, substantially all of our hotels were leased to and operated by MeriStar Hotels.

We were created on August 3, 1998, when American General Hospitality Corporation, a corporation operating as a real estate investment trust, and its associated entities merged with CapStar Hotel Company and its associated
entities.   In connection with the merger between CapStar and American General,
MeriStar Hotels, a separate publicly traded company, was created to be the lessee and manager of nearly all of our hotels.

On January 1, 2001, changes to the federal tax laws governing real estate investment trusts, commonly know as the REIT Modernization Act, or RMA, became effective. The REIT Modernization Act permits real estate investment trusts to create taxable subsidiaries on or after January 1, 2001, which are subject to taxation similar to subchapter C corporations. Because of the RMA, we have created a number of these taxable subsidiaries that are the lessees of our real property. The REIT Modernization Act prohibits our taxable subsidiaries from engaging in the following activities:

    . they may not manage the properties themselves; they need to enter into "arms length" management agreements with an independent third-party managers that are actively involved in the trade or business of hotel management and manage properties on behalf of other owners,
    . they may not lease a property that contains gambling operations, and . they may not own a brand or franchise under which hotels are operated.

We believe that establishing taxable subsidiaries to lease our properties provides a more efficient alignment of and ability to capture the economic interests of property ownership.

Subsidiaries of MeriStar Hotels assigned their participating leases to our wholly-owned taxable subsidiaries as of January 1, 2001. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to MeriStar Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics of the former leases. The transactions did not result in any cash consideration exchanged among the parties except in regard to the transfer of hotel operating assets and liabilities to the taxable subsidiaries. Under the new management agreements, the base management fee is 2.5% of total hotel revenue plus incentive payments, based on meeting performance thresholds, that could total up to 1.5% of total hotel revenue. The agreements have an initial term of 10 years with three renewal periods of five years each at the option of MeriStar Hotels, subject to some exceptions. Because these leases have been assigned to our taxable subsidiaries, we now bear the operating risk associated with our hotels.

As of May 10, 2001, Arizona and Kentucky have not enacted legislation that would permit a REIT to lease properties to a taxable REIT subsidiary. It is expected that each state will ultimately enact legislation during 2001 that will be retroactive to January 1, 2001, conforming its law to the federal law. However, if conforming legislation is not enacted, we could lose our status as a REIT in those states and would be taxed as a subchapter C corporation. Accordingly, we are required to provide for current and deferred taxes, but these amounts are not significant to us.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

In our opinion, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires a public entity to report selected information about operating segments in financial reports issued to shareholders. Based on the guidance provided in the standard, we have determined that our business is conducted in one reportable segment. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Revenues for Canadian operations totaled $5,522 and $1,425 for the three months ended March 31, 2001 and 2000, respectively.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin or SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 addresses lessor revenue recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified revenue target. SAB No. 101 requires the deferral of contingent rental income until specified targets are met. This SAB relates only to the recognition of our lease revenue in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases. The effect of SAB No. 101 was to defer recognition of additional contingent rental income of $1,173 and $32,679 for the three months ended March 31, 2001 and 2000, respectively.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 137 which amended Statement of Financial Accounting Standard No. 133 to defer the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138 which provides additional guidance and amendments to Statement of Financial Accounting Standard No. 133. We recognized a transition adjustment of $2,842 as the fair value of our derivative instruments at January 1, 2001. The transition adjustment resulted in an interest rate swap liability and a corresponding charge to accumulated other comprehensive loss on the balance sheet. As of March 31, 2001, the fair value of our derivative instruments included in accumulated other comprehensive income is $7,635.

3.  NOTE RECEIVABLE FROM PROPERTY MANAGER

We may lend MeriStar Hotels up to $50,000 for general corporate purposes pursuant to a revolving credit agreement. The interest rate on this credit agreement is 650 basis points over the 30-day London Interbank Offered Rate. As of March 31, 2001, $36,000 was outstanding under this revolving credit agreement.

4.  LONG-TERM DEBT

Long-term debt consisted of the following:



                                                           March 31, 2001     December 31, 2000
                                                            --------------     -----------------

Senior unsecured notes.....................                     $498,314         $        -
Credit facility............................                      442,000            898,000
Secured facility...........................                      323,397            324,554
Subordinated notes.........................                      202,526            202,429
Convertible notes..........................                      154,300            154,300
Mortgage debt and other....................                       54,441             59,036
                                                               ----------         ----------
                                                               $1,674,978         $1,638,319
                                                               ==========         ==========


As of March 31, 2001 aggregate future maturities of the above obligations are as follows:

  2001.................................     $ 21,536
  2002.................................       47,897
  2003.................................      333,589
  2004.................................      240,168
  2005.................................        9,265
  Thereafter...........................    1,022,523
                                          ----------
                                          $1,674,978
                                          ==========

On January 26, 2001, we sold $300,000 of 9.0% senior notes due 2008 and $200,000 of 9.13% senior notes due 2011. The notes are unsecured obligations of certain subsidiaries of ours and we guarantee payment of principal and interest on the notes. The net proceeds from the sale of $492,000 were used to repay amounts outstanding under the credit facility and to make payments to terminate certain swap agreements that hedged variable interest rates of the loans that were repaid. The repayments of term loans under the credit facility resulted in an extraordinary loss of $1,243 (1,224, net of tax) from the write-off of deferred financing costs.

In conjunction with the sales of the senior unsecured notes, we terminated three swap agreements with notional amounts totaling $300,000. These swap agreements were designated to the new credit facility term loans that were repaid with the proceeds from the sale. We made payments totaling $9,297 to terminate these swap agreements.

5.  DIVIDENDS AND DISTRIBUTIONS PAYABLE

On March 21, 2001, we declared a dividend for the three months ended March 31, 2001 of $0.505 per share of common stock and per unit of limited partnership interest in our subsidiary operating partnership. The dividend was paid on April 30, 2001.

6.  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

                                                         Three Months Ended
                                                    ----------------------------
                                                             March 31,
                                                    ----------------------------
                                                      2001                2000
                                                    --------             -------

BASIC EARNINGS PER SHARE
 COMPUTATION:
Income/(loss) before extraordinary                   $13,039            $(3,426)
  (loss)/gain
Dividends paid on unvested restricted
   stock                                                (183)                 -
                                                     -------            -------
Income available to common
   stockholders                                       12,856             (3,426)
Weighted average number of shares
  of common stock outstanding                         44,494             47,084
                                                     -------             -------
Basic earnings per share before                      $  0.29            $ (0.07)
   extraordinary (loss)/gain                         =======            =======


DILUTED EARNINGS PER SHARE
 COMPUTATION:
Income available to common                           $12,856            $(3,426)
   stockholders
Minority interest, net of tax                            933                  -
                                                     -------            -------

Adjusted net income                                  $13,789            $(3,426)
                                                     =======            =======

Weighted average number of shares
  of common stock outstanding                         44,494             47,084
Common stock equivalents:
  Operating partnership units                          3,928                  -
  Stock options                                          322                  -
                                                     -------            -------
Total weighted average number of
  diluted shares of common stock
  outstanding                                         48,744             47,084
                                                     =======            =======

Diluted earnings per share before                    $  0.28            $ (0.07)
   extraordinary (loss)/gain                         =======            =======


7.  SUPPLEMENTAL CASH FLOW INFORMATION






                                                                             Three months ended March 31,
                                                                             ----------------------------
                                                                               2001               2000
                                                                             --------            --------

  Cash paid for interest and income taxes:
  Interest, net of capitalized interest of
  $2,005 and $1,743, respectively...........................................  $ 27,637          $33,013
  Income taxes..............................................................       142               13

  Non-cash investing and financing activities:
  Deferred financing costs written-off......................................     1,243              334
  Conversion of OP Units to Common Stock....................................     2,640               25
  Dividends reinvested......................................................         -               23
  Issuance of restricted stock..............................................         -           10,109
  Write down of investment in STS Hotel Net.................................     2,112                -
  Operating assets received and liabilities assumed from lease conversion:
      Accounts receivable...................................................    47,305                -
      Prepaid expenses and other............................................    12,874                -
      Furniture and fixtures................................................       315                -
      Accumulated depreciation..............................................      (163)               -
      Investment in affiliates, net.........................................     1,629                -
                                                                              --------
            Total operating assets received.................................    61,960                -
                                                                              ========

      Accounts payable and accrued expenses.................................   (65,706)               -
      Long-term debt........................................................       (32)               -
                                                                              --------
      Total liabilities acquired............................................   (65,738)               -
                                                                              ========

8.  PARTICIPATING LEASE AGREEMENTS

Changes to the federal tax laws governing REITs became effective on January 1, 2001. Under those changes, we created taxable subsidiaries to lease the property we currently own. Our taxable subsidiaries are wholly-owned and are subject to taxation in a manner similar to a subchapter C corporation. Accordingly, as of January 1, 2001, MeriStar Hotels assigned the participating leases to the taxable subsidiaries and the taxable subsidiaries entered into management agreements with MeriStar Hotels to manage our properties. Under these management agreements, the taxable subsidiaries pay MeriStar Hotels a management fee. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics and terms of the former leases.

As of March 31, 2001, we lease eight of our hotels to Prime Hospitality. These leases continue to have non-cancelable remaining terms ranging from 8 to 10 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. During interim reporting periods, we defer recognition of revenue for lease payments considered to be contingent until specified percentage rent thresholds are met.

Total lease payments on all of our leases were $3,784 and $92,754 for the three months ended March 31, 2001 and 2000, respectively. Lease payments from Prime Hospitality for the three months ended March 31, 2000 were $4,828.

9.  STOCK-BASED COMPENSATION

As of March 31, 2001, we have granted 586,500 shares of restricted stock to employees. This restricted stock vests ratably over a three-year or five-year period. The issuance of restricted stock has resulted in $6,753 of unearned stock-based compensation recorded as a reduction to stockholders' equity on our condensed consolidated balance sheet as of March 31, 2001.

On March 29, 2000 we granted 462,500 Profits-Only OP Units, or POPs, to some of our executive officers and executive officers of MeriStar Hotels pursuant to our POPs Plan. The units vest ratably over three years based on achieving certain operating performance criteria and upon the occurrence of certain other events. We account for these POPs using variable plan accounting.

10. DISPOSITION

On March 21, 2001, we sold one hotel and received proceeds of $7,274. The sale resulted in a loss of $1,081 ($1,059, net of tax).

11. SUBSEQUENT EVENTS

On May 2, 2001, we paid $1,504 to acquire the leases of four of our hotels from affiliates of Prime Hospitality Corporation. Concurrently, we signed long-term management contracts with MeriStar Hotels for these properties.


On May 9, 2001, we and our operating partnership entered into an Agreement and Plan of Merger with Felcor Lodging Trust Incorporated and its operating partnership. Under the merger agreement, we will merge with and into Felcor, and our operating partnership will merge with and into Felcor's operating partnership. Holders of our common stock will receive 0.784 of a share of Felcor common stock and $4.60 in cash for each share of our common stock. The merger agreement requires the approval of holders of a majority of our outstanding shares of common stock and holders of a majority of the outstanding shares of common stock of Felcor. We currently expect the merger to close during the third quarter of 2001. A copy of the merger agreement has been filed as an exhibit to our current report on Form 8-K, filed on May 10, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We own a portfolio of primarily upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of March 31, 2001, we owned 113 hotels, with 28,877 rooms, 105 which were leased by our taxable subsidiaries and managed by MeriStar Hotels & Resorts, Inc. During 2000, substantially all of our hotels were leased to and operated by MeriStar Hotels.

We were created on August 3, 1998, when American General Hospitality Corporation, a corporation operating as a real estate investment trust, and its associated entities merged with CapStar Hotel Company and its associated entities. In connection with the merger between CapStar and American General, MeriStar Hotels, a separate publicly traded company, was created to be the lessee and manager of nearly all of our hotels. The eight hotels not leased by MeriStar Hotels are leased by affiliates of Prime Hospitality Corporation.

Prior to January 1, 2001, in order to maintain our tax status as a real estate investment trust, we were not permitted to participate in the operations of our hotel properties. To comply with this requirement through December 31, 2000, all of our properties were subject to leases involving two third-party lessees, MeriStar Hotels and Prime Hospitality Corporation.

On January 1, 2001, changes to the federal tax laws governing real estate investment trusts, commonly know as the REIT Modernization Act, or RMA, became effective. The REIT Modernization Act permits real estate investment trusts to create taxable subsidiaries on or after January 1, 2001, which are subject to taxation similar to subchapter C corporations. Because of the RMA, we have created a number of these taxable subsidiaries that are the lessees of our real property. The REIT Modernization Act prohibits our taxable subsidiaries from engaging in the following activities:

    . they may not manage the properties themselves; they need to enter into an "arms length" management agreements with independent third-party managers that are actively involved in the trade or business of hotel management and manages properties on behalf of other owners,
    . they may not lease a property that contains gambling operations, and . they may not own a brand or franchise under which hotels are operated.

We believe that establishing a taxable subsidiary to lease our properties provides a more efficient alignment of and ability to capture the economic interests of property ownership.

Subsidiaries of MeriStar Hotels assigned their participating leases to our wholly-owned taxable subsidiaries as of January 1, 2001. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to MeriStar Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics of the former leases. The transactions did not result in any cash consideration exchanged among the parties except in regard to the transfer of hotel operating assets and liabilities to the taxable subsidiaries. Under the new management agreements, the base management fee is 2.5% of total hotel revenue plus incentive payments, based on meeting performance thresholds, that could total up to 1.5% of total hotel revenue. The agreements have an initial term of 10 years with three renewal periods of five years each at the option of MeriStar Hotels, subject to some exceptions. Because these leases have been assigned to our taxable subsidiaries, we now bear the operating risk associated with our hotels.

As of May 10, 2001, Arizona and Kentucky have not enacted legislation that would permit a REIT to lease properties to a taxable REIT subsidiary. It is expected that each state will ultimately enact legislation during 2001 that will be retroactive to January 1, 2001, conforming its law to the federal law. However, if conforming legislation is not enacted, we could lose our status as a REIT in those states and would be taxed as a subchapter C corporation. Accordingly, we are required to provide for current and deferred taxes, but these amounts are not significant to us.

FINANCIAL CONDITION

MARCH 31, 2001 COMPARED WITH DECEMBER 31, 2000

Our total assets increased by $88.9 million to $3,101.9 million at March 31, 2001 from $3,013.0 million at December 31, 2000 primarily due to:

    . lending $36.0 million to MeriStar Hotels under a revolving credit agreement;

    . deferring $8.1 million in financing costs related to issuing $500 million of senior unsecured notes;
    . capital expenditures at the hotels; and . the increase in operating assets of $62.0 million related to the assignment of the hotel leases with MeriStar Hotels to our taxable subsidiaries; partially offset by
    .  the decrease of $11.5 million in due from MeriStar Hotels;
    .  the sale of one hotel and the use of the $7.3 million in proceeds to pay down debt; and
    .  depreciation on hotel assets.

Total liabilities increased by $108.9 million to $1,885.9 million at March 31, 2001 from $1,777.0 million at December 31, 2000 due mainly to:

    .  net borrowings of long-term debt;
    . the adoption of FASB 133 and the related recording of a $7.6 million liability for our derivative instruments; and
    . the increase in operating liabilities of $65.7 million related to the assignment of the hotel leases with MeriStar Hotels to our taxable subsidiaries.

Long-term debt increased by $36.7 million to $1,675.0 million at March 31, 2001 from $1,638.3 million at December 31, 2000 due primarily to:

    . $500 million in senior unsecured notes sold, partially offset set by . the repayment of our revolving credit facility from the proceeds of the senior unsecured notes borrowings.

Minority interests decreased $3.7 million to $97.8 million at March 31, 2001 from $101.5 million at December 31, 2000, due to:

    . the net redemption of operating partnership units for common stock; and . current year distributions to minority interest holders; partially offset by
    .  current year net income allocated to minority interest holders.

Stockholders' equity decreased $16.4 million to $1,118.2 at March 31, 2001 from $1,134.6 million at December 31, 2000 due primarily to:

    .  the payment of dividends; and
    . $8.6 million increase in accumulated other comprehensive loss due mainly to the adoption of FASB 133 described above; partially offset by
    .  net income for 2001; and
    .  the net redemption of operating partnership units for common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000.

Until January 1, 2001, MeriStar Hotels leased substantially all of our hotels, and we earned lease revenue pursuant to the participating lease agreements with our lessees. Upon assigning the 106 leases with MeriStar Hotels to our taxable subsidiaries on January 1, 2001, we assumed all operating risks and rewards at these hotels. As a result, our operating results now include the revenues and expenses of the hotels. Therefore, our operating results for the three months ended March 31, 2001 are not directly comparable to the same period in 2000.

For comparative purposes, the following shows the results for the three months ended March 31, 2000 on a pro forma basis assuming the leases with MeriStar Hotels were converted to management contracts on January 1, 2000 (in thousands):

                                      2001        2000
                                     ------      ------

Revenue                              302,684    300,974
Total expenses                       286,971    269,585
Minority Interest                      1,104      2,879
Taxes                                    511        570
Net income before loss on sale of
 assets and extraordinary items       14,098     27,940
Net Income                            11,815     27,940
Recurring EBITDA                      87,048     86,729
Diluted FFO                           56,556     58,367


The following table shows our hotels' operating statistics on a same store basis for the three months ended March 31, 2001 and 2000.

                                     2001       2000       Change
                                   -------     ------     --------
Revenue per available room          80.36       78.37        2.5%
Average daily rate                 115.42      111.44        3.6%
Occupancy                            69.6%       70.3%      (1.0)%


Total expenses increased $17.4 million to $287.0 million for the three months ended March 31, 2001 from $269.6 million for the same period in 2000 due primarily to:

    .  $9.3 million in swap termination costs;
    .  the $2.1 million write down of our investment in STS Hotel Net;
    . an increase in depreciation on hotel assets; and . a $3.0 million increase in property operating costs due primarily to a $2.2 million increase in energy costs.

Minority interests decreased $1.8 million to $1.0 million in 2001 from $2.9 million in 2000 due to:
    .  the decrease in the allocation of income to minority interest holders;
       and
    .  the net redemption of operating partnership units.

Recurring earnings before interest expense, income taxes, depreciation and amortization, or recurring EBITDA, is presented before the effect of non-recurring items; the swap termination costs and the write down of our investment in STS Hotel Net. Recurring EBITA increased $0.3 million to $87.0 million in 2001 from $86.7 million in 2000.

In 2001, we paid down $300 million of our revolving credit facility. This resulted in an extraordinary loss of $1.2 million, net of tax effect.

In 2001, we sold one hotel and received $7.3 million. This resulted in a loss on the sale of the asset of $1.1 million, net of tax.

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

We present recurring FFO as a measure of our performance. Recurring FFO represents FFO, as defined above, adjusted for significant non-recurring items. The following is a reconciliation between income before loss on the sale of assets and extraordinary gain/(loss) and recurring FFO on a diluted basis for the three months ended March 31, 2001 and on a pro forma basis for the three months ended March 31, 2000 (in thousands):



                                                          2001             2000
                                                        --------         --------

Income/(loss) before loss on sale of assets and         $14,098             $27,940
 extraordinary items
Minority interest to  Common OP Unit Holders                963               2,738
Interest on convertible debt                              1,832               1,991
Hotel depreciation and amortization                      28,619              25,698
Non-recurring items (net of minority interests
 and income taxes):
   Swap termination costs                                 8,998                   -
   Write down of investment in STS Hotel Net              2,046                   -
                                                        -------             -------

Recurring FFO, diluted                                  $56,556             $58,367
                                                        =======             =======

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin or SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 addresses lessor revenue recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified revenue target. SAB No. 101 requires the deferral of contingent rental income until specified targets are met. This SAB relates only to the recognition of our lease revenue in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases. The effect of SAB No. 101 was material to our condensed consolidated financial statements for the three months ended March 31, 2000, as it required that we defer $32,679 of rental income that was contractually due under the leases.

The overall effect of SAB No. 101 on our financial statements for March 31, 2000 is as follows:



                                  Prior to Effect          Effect         After Effect
                                         of                  of               of
                                    SAB No. 101         SAB No. 101      SAB No. 101
                                  ----------------      ------------    -------------

Net operating income                     $ 58,081        $(32,679)       $ 25,402
Interest expense                          (28,760)              -         (28,760)
Minority interests                         (2,949)          2,811            (138)
Income taxes                                 (527)            597              70
Extraordinary gain, net of tax              3,054               -           3,054
                                         --------        --------        --------
Net income/(loss)                        $ 28,899        $(29,271)       $   (372)
                                         ========        ========        ========

Diluted Funds from Operations            $ 56,341        $(32,082)       $ 24,259
                                         ========        ========        ========

Retained earnings                        $ 19,444        $(29,271)       $ (9,827)
                                         ========        ========        ========

The effect of SAB No. 101 was not material to us for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. We expect to fund our continuing operations through cash generated by our hotels. We also expect to finance hotel acquisitions, hotel renovations and joint venture investments through a combination of internally generated cash, external borrowings, and the issuance of OP Units and/or common stock. Additionally, we must distribute to stockholders at least 90% of our taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to real estate investment trusts under the Internal Revenue Code. We expect to fund such distributions through cash generated from operations, borrowings on our credit facilities or through our preferred return on our investment in MeriStar Investment Partners. We generated $47.8 million of cash from operations during the first three months of 2001.

We generated $2.7 million of cash from financing activities during the three months ended March 31, 2001 primarily from:

    . net borrowings under our credit facilities, partially offset by . payment of dividends and distributions, and . additional deferred financing costs related to issuing the $500 million of senior unsecured notes.

Uses of Cash

We used $32.0 million of cash in investing activities during the three months ended March 31, 2001, primarily for

    . the $36.0 million note receivable with MeriStar Hotels; and . capital expenditures at hotels; partially offset by . hotel operating cash received on lease conversions; and . proceeds from selling one hotel.

In January, 2001, we sold $500 million of senior unsecured notes. The senior unsecured notes are structured as:

    . $300 million in notes with a 9.0% interest rate which mature on January 15, 2008, and
    . $200 million in notes with a 9.13% interest rate which mature on January 15, 2011.

The proceeds were used to repay outstanding debt under our revolving credit facility and to make payments to terminate certain swap agreements that hedged variable interest rates of the loans that we repaid. The repayments of our term loans under our credit facility resulted in an extraordinary loss of $1.2 million, net of tax. As of March 31, 2001, we had $253.0 million available under the senior secured credit facility. The weighted average interest rate on borrowings outstanding under the senior secured credit facility as of March 31, 2001 was 6.92%.

Capital for renovation work is expected to be provided by a combination of internally generated cash and external borrowings. Initial renovation programs for most of our hotels are complete or nearing completion. Once initial renovation programs for a hotel are completed, we expect to spend approximately 4% annually of hotel revenues for ongoing capital expenditure programs, including room and facilities refurbishments, renovations, and furniture and equipment replacements. For the three months ended March 31, 2001, we spent $8.7 million on renovation and ongoing property capital expenditure programs. We intend to spend an additional $56.3 million during 2001 to complete our renovation programs and for our ongoing capital expenditure programs.

We believe cash generated by operations, together with anticipated borrowing capacity under the credit facilities, will be sufficient to fund our existing working capital requirements, ongoing capital expenditures, and debt service requirements. We believe, however, that our future capital decisions will also be made in response to specific acquisition and/or investment opportunities, depending on conditions in the capital and/or other financial markets. Accordingly, we may consider increasing our borrowing capacity or issuing additional debt or equity securities, these proceeds could be used to finance acquisitions or investments, refinance existing debt, or repurchase common stock.

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

Recent Developments

On May 9, 2001, we and our operating partnership entered into an Agreement and Plan of Merger with Felcor Lodging Trust Incorporated and its operating partnership. Under the merger agreement, we will merge with and into Felcor, and our operating partnership will merge with and into Felcor's operating partnership. Holders of our common stock will receive 0.784 of a share of Felcor common stock and $4.60 in cash for each share of our common stock. The merger agreement requires the approval of holders of a majority of our outstanding shares of common stock and holders of a majority of the outstanding shares of common stock of Felcor. We currently expect the merger to close during the third quarter of 2001. A copy of the merger agreement has been filed as an exhibit to our current report of Form 8-K, filed on May 10, 2001.

Felcor plans to file a registration statement on Form S-4 with the SEC in connection with the merger transaction. The Form S-4 will contain a prospectus, a proxy statement, and other documents for our stockholder meeting and that of Felcor, at which time the proposed transaction will be considered. We and Felcor plan to mail the proxy statement and prospectus contained in the Form S-4 to our respective stockholders. The Form S-4, proxy statement and prospectus will contain important information about us, Felcor, the merger and related matters. Investors and stockholders should read the Form S-4, proxy statement and prospectus and the other documents filed with the SEC in connection with the merger carefully before they make any decision with respect to the merger. For more information regarding the persons participating in the solicitation and their interests in the merger, please see our Statement on Schedule 14A, filed on May 10, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below, as of March 31, 2001, presents the principal amounts (in thousands of dollars) for our fixed and variable rate debt instruments, weighted-average interest rates by year of expected maturity, and fair values to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                             Long-term Debt
                            -----------------------------------------------------------------------------
                                                      Average             Variable              Average
Expected Maturity               Fixed Rate         Interest Rate            Rate             Interest Rate
------------------------    ----------------    -----------------     ---------------      --------------

2001                              $    5,536                  8.2%           $ 16,000                 7.9%
2002                                  15,897                  8.6%             32,000                 7.9%
2003                                   8,589                  8.2%            325,000                 7.6%
2004                                 171,168                  5.1%             69,000                 7.6%
2005                                   9,265                  5.1%                N/A                 7.6%
Thereafter                         1,022,523                  8.6%                N/A                 N/A
                            ----------------    -----------------     ---------------      --------------
Total                             $1,232,978                  8.1%           $442,000                 7.4%
                            ================    =================     ===============      ==============

Fair Value at 3/31/01             $1,147,836                                 $442,000
                            ================                          ===============

Upon the sale of our $500 million senior unsecured notes in January 2001, we reduced the term loans under our senior secured credit facility by $300 million. At that time, we terminated three swap agreements with a notional amount of $300 million that were designated to hedge interest rates on the term loans that were repaid. We made net payments totaling $9.3 million to our counter parties to terminate these swap agreements.

As of March 31, 2001, we have four swap agreements with notional principal amounts totaling $400 million. These swap agreements provide hedges against the impact future interest rates have on our floating London Interbank Offered Rate or LIBOR rate debt instruments. The swap agreements effectively fix the 30-day LIBOR between 6.0% and 6.4%. The swap agreements expire between September 2001 and April 2003. For the three months ended March 31, 2001 and 2000, we have
(made)/received net payments of ($134,000) and $27,000, respectively.

On March 22, 2001 we entered into a $100 million hedge agreement to fix the 30-day LIBOR at 4.77%. This hedge will be effective on October 1, 2001 and expires on July 31, 2003.

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

Additionally, in anticipation of the August 1997 offering of $150 million aggregate principal amount of our 8.75% senior subordinated notes due 2007, we entered into separate hedge transactions during June and July 1997. Upon completion of the subordinated notes offering, we terminated the underlying swap agreements, resulting in a net payment of $836,000. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the subordinated notes is 8.69%.

As of March 31, 2001, after consideration of the hedge agreements described above, 97.5% of our debt was fixed and our overall weighted average interest rate was 8.0%.

Although we conduct business in Canada, the Canadian operations were not material to our consolidated financial position, results of operations or cash flows during the three months ended March 31, 2001 and 2000. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2001 and 2000. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Forward-Looking Statements

Information both included and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section
27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospectes include, but are not limited to, changes in:

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

These risks and uncertainties, along with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2000 under "Risk Factors", should be considered in evaluating any forward-looking statements contained in this Form 10-Q.


    We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, other than required by law.


ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

    (a)  Exhibits - none
    (b)  Reports on Form 8-K

Current report on Form 8-K dated and filed on January 17, 2001, in accordance with Regulation FD Disclosure.

Current report on Form 8-K dated and filed on February 5, 2001, regarding the conversion of our leases with MeriStar Hotels & Resorts, Inc.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MeriStar Hospitality Corporation



Dated: May 14, 2001                       /s/ John Emery
                                           ------------------------
                                           John Emery
                                           Chief Operating Officer