Form 10-Q
period 2001-06-30
MERISTAR HOSPITALITY CORP
filed 2001-08-10
CIK 1012967

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended June 30, 2001 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

          For the transition period from ____________ to ______________


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

Yes  X   No

The number of shares of Common Stock, par value $0.01 per share, outstanding at August 9, 2001 was 44,533,562.

                        MERISTAR HOSPITALITY CORPORATION

                                      INDEX

                                                                          Page

PART I.     FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS (UNAUDITED)

            Condensed Consolidated Balance Sheets -
            June 30, 2001 and December 31, 2000                              3

            Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) - Three and six months ended
            June 30, 2001 and 2000                                           4

            Condensed Consolidated Statements of Cash Flows -
            Six months ended June 30, 2001 and 2000                          6

            Notes to Condensed Consolidated Financial Statements             7


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   13

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                     21

PART II.    OTHER INFORMATION                                               23

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                         23

ITEM 5:     OTHER INFORMATION                                               24

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K                                25

PART I.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   June 30, 2001        December 31, 2000
                                                                   -------------        ------------------
                                                                    (unaudited)
Assets

    Investments in hotel properties                                 $ 3,209,185               $ 3,193,730
    Accumulated depreciation                                           (342,051)                 (287,229)
                                                                    -----------               -----------
                                                                      2,867,134                 2,906,501
    Cash and cash equivalents                                            20,550                       250
    Accounts receivable, net                                             57,040                     2,833
    Prepaid expenses and other                                           15,765                     2,767
    Deferred tax asset                                                       40                         -
    Note receivable from MeriStar Hotels & Resorts                       36,000                         -
    Due from MeriStar Hotels & Resorts                                   10,893                    22,221
    Investments in affiliates                                            41,714                    42,196
    Restricted cash                                                      20,201                    19,918
    Intangible assets, net of accumulated amortization
      of $10,978 and $9,729                                              21,570                    16,322
                                                                    -----------               -----------
                                                                    $ 3,090,907               $ 3,013,008
                                                                    ===========               ===========

Liabilities, Minority Interests and Stockholders' Equity
   Accounts payable, accrued expenses and other liabilities            $131,324                   $74,420
   Accrued interest                                                      44,352                    28,365
   Income taxes payable                                                   1,603                     1,151
   Dividends and distributions payable                                   24,245                    24,581
   Deferred income taxes                                                 10,559                    10,140
   Interest rate swaps                                                    7,110                         -
   Long-term debt                                                     1,653,050                 1,638,319
                                                                    -----------               -----------
Total liabilities                                                     1,872,243                 1,776,976
                                                                    -----------               -----------
Minority interests                                                       95,981                   101,477
Stockholders' equity:
   Preferred stock, par value $0.01 per share
             Authorized - 100,000 shares                                      -                         -
   Common stock, par value $0.01 per share
            Authorized - 250,000 shares
            Issued - 48,641 and 48,463 shares                               486                       485
   Additional paid-in capital                                         1,180,687                 1,177,218
   Retained earnings                                                     34,689                    42,837
   Accumulated other comprehensive loss                                 (13,350)                   (6,081)
   Unearned stock-based compensation                                     (5,708)                   (7,550)
   Less common stock held in treasury - 4,161 and 4,083
      shares                                                            (74,121)                  (72,354)
                                                                    -----------               -----------
   Total stockholders' equity                                         1,122,683                 1,134,555
                                                                    -----------               -----------
                                                                    $ 3,090,907               $ 3,013,008
                                                                    ===========               ===========


See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(LOSS) UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           Three months ended                 Six months ended
                                                               June 30,                            June 30,
                                                               --------                            --------
                                                        2001              2000             2001              2000
                                                        ----              ----             ----              ----
Revenue:

  Hotel operations:
     Rooms                                            $202,380          $      -        $ 402,760          $      -
     Food and beverage                                  74,092                 -          145,383                 -
     Other operating departments                        23,534                 -           46,005                 -
  Participating lease revenue                            5,352            79,508           10,736           145,031
  Office rental and other revenues                       1,809             2,031            4,967             3,608
                                                      --------          --------        ---------          --------


Total revenue                                          307,167            81,539          609,851           148,639
                                                      --------          --------        ---------          --------

Hotel operating expenses by department:

    Rooms                                               46,565                 -           92,287                 -
    Food and beverage                                   52,486                 -          103,890                 -
    Other operating departments                         12,046                 -           23,616                 -
Office rental, parking and other operating
     expenses                                              688               737            1,625             1,343
Undistributed operating expenses:
    Administrative and general                          43,138             2,379           88,055             4,150
    Property operating costs                            42,278                 -           84,977                 -
    Property taxes, insurance and other                 18,654            12,402           37,041            25,093
    Depreciation and amortization                       28,708            28,113           58,405            54,743
    Write down of investment in STS Hotel Net                -                 -            2,112                 -
    Swap termination costs                                   -                 -            9,297                 -
    FelCor merger costs                                  3,789                 -            3,789                 -
    Cost to terminate leases with Prime
      Hospitality Corporation                            1,315                 -            1,315                 -
                                                      --------          --------        ---------          --------

Total operating expenses                               249,667            43,631          506,409            85,329
                                                      --------          --------        ---------          --------

Net operating income                                    57,500            37,908          103,442            63,310

Interest expense, net                                   30,032            29,657           60,261            58,417
                                                      --------          --------        ---------          --------

Income before minority interests, income
  taxes, (loss)/gain on sale of assets and
  extraordinary (loss)/gain                             27,468             8,251           43,181             4,893

Minority interests                                       2,017             1,109            3,121             1,247
                                                      --------          --------        ---------          --------

Income before income taxes, (loss)/gain on
  sale of assets and extraordinary (loss)/gain          25,451             7,142           40,060             3,646

Income taxes                                               891               143            1,402                73
                                                      --------          --------        ---------          --------

Income before (loss)/gain on sale of assets
  and extraordinary (loss)/gain                         24,560             6,999           38,658             3,573

(Loss)/gain on sale of assets, net of tax effect of
 ($22) and $70                                               -             3,425           (1,059)            3,425

Extraordinary (loss)/gain on early extinguishment
   of debt, net of tax effect of ($19) and $62               -                 -           (1,224)            3,054
                                                      --------          --------        ---------          --------

Net income                                            $ 24,560          $ 10,424        $  36,375          $ 10,052
                                                      ========          ========        =========          ========

                                       4

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Three months ended                  Six months ended
                                                             June 30,                            June 30,
                                                             --------                            --------
                                                        2001             2000              2001              2000
                                                        ----             ----              ----              ----
Other comprehensive income:
   Net income                                       $   24,560       $   10,424        $   36,375        $   10,052
   Foreign currency translation adjustment                 815             (379)             (159)             (534)
   Derviative instruments transition adjustment              -                -            (2,842)                -
   Change in valuation of derivative instruments           525                -            (4,268)                -
                                                    ----------       ----------        ----------        ----------

Comprehensive income                                $   25,900       $   10,045        $   29,106        $    9,518
                                                    ==========       ==========        ==========        ==========

Earnings per share:

   Basic:
   Income before extraordinary (loss)/gain          $     0.55       $     0.22        $     0.84        $     0.14
   Extraordinary (loss)/gain                                 -                -             (0.03)             0.07
                                                    ----------       ----------        ----------        ----------
   Net income                                       $     0.55       $     0.22        $     0.81        $     0.21
                                                    ==========       ==========        ==========        ==========

   Diluted:
   Income before extraordinary (loss)/gain          $     0.52       $     0.22        $     0.82        $     0.14
   Extraordinary (loss)/gain                                 -                -             (0.03)             0.07
                                                    ----------       ----------        ----------        ----------

   Net income                                       $     0.52       $     0.22        $     0.79        $     0.21
                                                    ==========       ==========        ==========        ==========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

                                                                                     Six months ended
                                                                                         June 30,
                                                                                         --------

                                                                                2001                      2000
                                                                                ----                      ----
Operating activities:
Net income                                                                   $  36,375                 $  10,052

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                                 58,405                    54,743
  Loss/(gain) on sale of assets, before tax effect                               1,081                    (3,495)
  Write down of investment in STS Hotel Net                                      2,112                         -
  Extraordinary loss/(gain) on early extinguishment of debt,
     before tax effect                                                           1,243                    (3,116)
  Minority interests                                                             3,121                     1,247
  Amortization of unearned stock based compensation                              1,842                       395
  Deferred income taxes                                                            379                        56

  Changes in operating assets and liabilities:
    Accounts receivable, net                                                    (7,007)                   (3,638)
    Prepaid expenses and other                                                     502                     8,295
    Due from MeriStar Hotels & Resorts                                          11,328                   (11,449)
    Accounts payable, accrued expenses and other liabilities                    (8,802)                   69,253
    Accrued interest                                                            15,987                    (1,144)
    Income taxes payable                                                           452                      (115)
                                                                             ---------                 ---------

Net cash provided by operating activities                                      117,018                   121,084
                                                                             ---------                 ---------

Investing activities:
  Investment in hotel properties                                               (23,782)                  (61,243)
  Proceeds from disposition of assets                                            7,274                    24,148
  Hotel operating cash received in lease conversions                             3,257                         -
   Investments in affiliates                                                         -                    (5,511)
  Note receivable from MeriStar Hotels & Resorts                               (36,000)                   57,110
  Change in restricted cash                                                       (283)                   (1,477)
                                                                             ---------                 ---------

Net cash (used in) provided by investing activities                            (49,534)                   13,027
                                                                             ---------                 ---------

Financing activities:
  Deferred financing costs                                                      (9,906)                   (1,412)
  Proceeds from issuance of long-term debt                                     599,529                   100,194
  Principal payments on long-term debt                                        (584,830)                 (141,359)
  Proceeds from issuance of common stock, net                                      705                     1,207
  Purchase of OP units                                                          (1,513)                   (7,535)
  Purchase of treasury stock                                                    (1,767)                  (34,468)
  Dividends paid to stockholders                                               (45,251)                  (47,816)
  Distributions to minority investors                                           (4,434)                   (4,853)
                                                                             ---------                 ---------

Net cash (used in) financing activities                                        (47,467)                 (136,042)
                                                                             ---------                 ---------

Effect of exchange rate changes on cash and cash equivalents                       283                      (22)
                                                                             ---------                 ---------
Net increase (decrease) in cash and cash equivalents                            20,300                   (1,953)
Cash and cash equivalents, beginning of period                                     250                     2,556
                                                                             ---------                 ---------

Cash and cash equivalents, end of period                                     $  20,550                 $     603
                                                                             =========                 =========


See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  ORGANIZATION

We own a portfolio of primarily upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of June 30, 2001, we owned 113 hotels, with 28,877 rooms, 109 of which are leased by our taxable subsidiaries and managed by MeriStar Hotels & Resorts, Inc., or MeriStar Hotels. Four of our hotels are leased by affiliates of Prime Hospitality Corporation. During 2000, substantially all of our hotels were leased to and operated by MeriStar Hotels.

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

On January 1, 2001, changes to the federal tax laws governing real estate investment trusts, commonly known as the REIT Modernization Act, or RMA, became effective. The REIT Modernization Act permits real estate investment trusts to create taxable subsidiaries on or after January 1, 2001, which are subject to taxation similar to subchapter C-Corporations. Because of the RMA, we have created a number of these taxable subsidiaries that are the lessees of our real property. The REIT Modernization Act prohibits our taxable subsidiaries from engaging in the following activities:

     o they may not manage the properties themselves; they will need to enter into an "arms length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners,
     o    they may not lease a property that contains gambling operations, and
     o    they may not own a brand or franchise.

We believe that establishing taxable REIT subsidiaries to lease the properties provides a more efficient alignment of and ability to capture the economic interest of property ownership. Under the prior lease structure with MeriStar Hotels, we received lease payments based on the revenues generated by the properties, but MeriStar Hotels operated the properties in order to maximize net operating income from the properties. This inconsistency could potentially result in the properties being operated in a way that did not maximize revenues. With the assignment of the leases for each of the 106 properties managed by MeriStar Hotels to the taxable REIT subsidiaries and the execution of the new management agreements, we gained the economic risks and rewards related to the properties that are usually associated with ownership of real estate, and property revenues became the basis for MeriStar Hotels' management fees.

Subsidiaries of MeriStar Hotels assigned the participating leases to our wholly-owned taxable subsidiaries as of January 1, 2001. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to MeriStar Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics of the former leases. The transactions did not result in any cash consideration exchanged among the parties except in regard to the transfer of hotel operating assets and liabilities to the taxable subsidiaries. Under the new management agreements, the base management fee is 2.5% of total hotel revenue plus incentives payments, based on meeting performance thresholds, that could total up to 1.5% of total hotel revenue. The agreements have an initial term of 10 years with three renewal periods of five years each at the option of MeriStar Hotels, subject to some exceptions. Because these leases have been assigned to our taxable subsidiaries, we now bear the operating risk associated with our hotels.

On May 9, 2001, we and our operating partnership entered into an Agreement and Plan of Merger with FelCor Lodging Trust Incorporated and its operating partnership. Under the merger agreement, we will merge with and into FelCor. Immediately after the merger, a wholly-owned subsidiary of FelCor's operating partnership will be merged with and into our operating partnership. Our operating partnership will survive as a subsidiary of FelCor's operating partnership. Holders of our common stock will receive 0.784 of a share of FelCor common stock and $4.60 in cash for each share of our common stock. The merger agreement requires the approval of holders of a majority of our outstanding shares of common stock and holders of a majority of the outstanding shares of common stock of FelCor. We currently expect the merger to close during the third quarter of 2001. A copy of the merger agreement has been filed as an exhibit to our current report of Form 8-K, filed on May 10, 2001. We have incurred $3,789 of costs related to this merger through June 30, 2001.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

In our opinion, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires a public entity to report selected information about operating segments in financial reports issued to shareholders. Based on the guidance provided in the standard, we have determined that our business is conducted in one reportable segment. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Revenues for Canadian operations totaled $6,061 and $1,753 for the three months ended June 30, 2001 and 2000, respectively. Revenues for Canadian operations totaled $11,583 and $3,178 for the six months ended June 30, 2001 and 2000, respectively

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin or SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 addresses lessor revenue recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified revenue target. SAB No. 101 requires the deferral of contingent rental income until specified targets are met. This SAB relates only to the recognition of our lease revenue in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases. The effect of SAB No. 101 was to recognize additional revenue of $748 for the three months ended June 30, 2001 and to defer recognition of additional contingent rental income of $26,643 for the three months ended June 30, 2000. Additional contingent rental income of $425 and $59,322 was deferred for the six months ended June 30, 2001 and 2000.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 137 which amended Statement of Financial Accounting Standard No. 133 to defer the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 138 which provides additional guidance and amendments to Statement of Financial Accounting Standard No. 133. We adopted these accounting pronouncements on January 1, 2001.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Our interest rate swap agreements have been designated as hedges against changes in future cash flows associated with the interest payments of our variable rate debt obligations. Accordingly, the interest rate swap agreements are reflected at fair value in our consolidated balance sheet as of June 30, 2001 and the related unrealized gains or losses on these contracts are record in stockholders' equity as a component of accumulated other comprehensive income.

We recognized a transition adjustment of $2,842 as the fair value of our derivative instruments at January 1, 2001. We recorded a liability and corresponding charge to other comprehensive loss for this amount. As of June 30, 2001, the fair value of our derivative instruments represents a liability of $7,110. The estimated net amount recorded in accumulated other comprehensive income expected to be reclassified to the statement of operations within the next six months is approximately $3,065.

On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 "Business Combinations" and No. 142 "Goodwill and other Intangible Assets". We are currently in the process of evaluating the effect these new standards will have on our financial statements.

3.  NOTE RECEIVABLE FROM MERISTAR HOTELS & RESORTS

We may lend MeriStar Hotels up to $50,000 for general corporate purposes pursuant to a revolving credit agreement. The interest rate on this credit agreement is 650 basis points over the 30-day London Interbank Offered Rate. As of June 30, 2001, $36,000 was outstanding under this revolving credit agreement.

The merger agreement requires that we amend this revolving credit facility so that it matures on February 28, 2004 with an interest rate of the 30-day London Interbank Offered Rate plus 600 basis points.

4.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                            June 30, 2001   December 31, 2000
                                            --------------  -----------------
 Senior unsecured notes                        $ 498,367       $        -
 Credit facility                                 422,000          898,000
 Secured facility                                322,218          324,554
 Subordinated notes                              202,623          202,429
 Convertible notes                               154,300          154,300
 Mortgage debt and other                          53,542           59,036
                                                  ------           ------
                                               $1,653,050      $1,638,319
                                               ==========      ==========

As of June 30, 2001 aggregate future maturities of the above obligations are as follows:

      2001       $   19,697
      2002           47,897
      2003          313,589
      2004          240,168
      2005            9,265
Thereafter        1,022,434
                 ----------
                 $1,653,050
                 ==========

On January 26, 2001, we sold $300,000 of 9.0% senior notes due 2008 and $200,000 of 9.13% senior notes due 2011. The notes are unsecured obligations of certain subsidiaries of ours and we guarantee payment of principal and interest on the notes. The net proceeds from the sale of $492,000 were used to repay amounts outstanding under the credit facility and to make payments to terminate certain swap agreements that hedged variable interest rates of the loans that were repaid. The repayments of term loans under the credit facility resulted in an extraordinary loss of $1,243 ($1,224, net of tax) from the write-off of deferred financing costs.

In conjunction with the sales of the senior unsecured notes, we terminated three swap agreements with notional amounts totaling $300,000. These swap agreements were designated to the credit facility term loans that were repaid with the proceeds from the sale. We made payments totaling $9,297 to terminate these swap agreements.

5.  DIVIDENDS AND DISTRIBUTIONS PAYABLE

On June 28, 2001, we declared a dividend for the three months ended June 30, 2001 of $0.505 per share of common stock and per unit of limited partnership interest in our subsidiary operating partnership. The dividend was paid on July 31, 2001.

6.  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

                                            Three months ended      Six months ended
                                            -------------------     ----------------
                                                 June 30,                June 30,
                                                 --------                -------
                                             2001        2000        2001        2000
                                             ----        ----        ----        ----
BASIC EARNINGS PER SHARE
 COMPUTATION:
Income before extraordinary
  (loss)/gain                            $ 24,560    $ 10,424    $ 37,599    $  6,998
Dividends paid on unvested
  restricted stock                           (202)       (288)       (403)       (335)
                                         --------    --------    --------    --------
Income available to common
   stockholders                            24,358      10,136      37,196       6,663

Weighted average number of shares
  of common stock outstanding              44,472      45,480      44,483      45,997
                                         --------    --------    --------    --------
Basic earnings per share before
   extraordinary (loss)/gain             $   0.55    $   0.22    $   0.84    $   0.14
                                         ========    ========    ========    ========

DILUTED EARNINGS PER SHARE
 COMPUTATION:
Income available to common
   stockholders                          $ 24,358    $ 10,136    $ 37,196    $  6,663
Minority interest, net of tax               1,982         647       3,054          -
Interest on convertible debt, net of
  tax                                       1,796          -        3,591          -
Dividends on unvested restricted stock          8          -           -           -
                                         --------    --------    --------    --------
Adjusted net income                      $ 28,144    $ 10,783    $ 43,841    $  6,663
                                         ========    ========    ========    ========

Weighted average number of shares
  of common stock outstanding              44,472      45,480      44,483      45,997
Common stock equivalents:
  Operating partnership units               4,236       2,919       4,265          -
  Stock options                               403         243         359         149
  Convertible debt                          4,538          -        4,538          -

  Restricted stock                             16          -           -           -
                                         --------    --------    --------    --------
Total weighted average number of
  diluted shares of common stock
  outstanding                              53,665      48,642      53,645      46,146
                                         ========    ========    ========    ========

Diluted earnings per share before
   extraordinary (loss)/gain             $   0.52    $   0.22    $   0.82    $   0.14
                                         ========    ========    ========    ========

7.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                         Six months ended June 30,
                                                                         -------------------------
                                                                             2001        2000
                                                                             ----        ----
Cash paid for interest and income taxes:
Interest, net of capitalized interest of
$3,822 and $3,530 respectively                                             $ 44,274    $ 59,471
Income taxes                                                                    574         264

Non-cash investing and financing activities:

Deferred financing costs written-off                                          1,243         334
Conversion of OP Units to Common Stock                                        2,845          24
Dividends reinvested                                                             -           23
Issuance of restricted stock                                                     -        9,683
Deferred purchase price                                                          -        8,000
Operating assets received and liabilities assumed from lease conversion:
    Accounts receivable                                                      47,200          -
    Prepaid expenses and other                                               13,500          -
    Furniture and fixtures                                                      315          -
    Accumulated depreciation                                                   (163)         -
    Investment in affiliates, net                                             1,629          -
                                                                           --------
          Total operating assets received                                    62,481          -
                                                                           ========

    Accounts payable and accrued expenses                                   (65,706)         -
    Long-term debt                                                              (32)         -
                                                                           --------
    Total liabilities acquired                                              (65,738)         -
                                                                           ========


8.  PARTICIPATING LEASE AGREEMENTS

Changes to the federal tax laws governing REITs became effective on January 1, 2001. Under those changes, we created taxable subsidiaries that lease the property we currently own. Our taxable subsidiaries are wholly-owned and are similar to a subchapter C corporation. Accordingly, on January 1, 2001, we and MeriStar Hotels assigned the participating leases to the taxable subsidiaries and the taxable subsidiaries entered into management agreements with MeriStar Hotels to manage our properties. Under these management agreements, the taxable subsidiaries pay MeriStar Hotels a management fee. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics and terms of the former leases.

As of June 30, 2001, we lease four of our hotels to Prime Hospitality. These leases continue to have non-cancelable remaining terms ranging from 8 to 10 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. During interim reporting periods, we defer recognition of revenue for lease payments considered to be contingent until specified percentage rent thresholds are met.

Total lease payments received from Prime Hospitality on our leases were $3,752 and $7,536 for the three and six months ended June 30, 2001 and $5,736 and $10,466 for the three and six months ended June 30, 2000. Total lease payments received on all of our leases were $108,631 and $201,385 for the three and six months ended June 30, 2000.

9.  STOCK-BASED COMPENSATION

As of June 30, 2001, we have granted 586,500 shares of restricted stock to employees. This restricted stock vests ratably over a three-year or five-year period. The issuance of restricted stock has resulted in $5,708 of unearned stock-based compensation recorded as a reduction to stockholders' equity on our condensed consolidated balance sheet as of June 30, 2001.

On March 29, 2000 we granted 462,500 Profits-Only Partnership Units, or POPs, to some of our executive officers and executive officers of MeriStar Hotels pursuant to our POPs Plan. The units vest ratably over three years based on achieving certain operating performance criteria and upon the occurrence of certain other events. We account for these POPs using variable plan accounting.

On April 16, 2001, we granted 350,000 POPs to some of our executive officers pursuant to our POPs Plan. The units vest ratably over three years and upon the occurrence of certain other events.

10. ACQUISTIONS AND DISPOSITIONS

On May 2, 2001, we terminated the leases of four of our hotels from affiliates of Prime Hospitality Corporation for a total cost of $1,315. Concurrently, we signed long-term management agreements with MeriStar Hotels for these properties.

On March 21, 2001, we sold one hotel and received proceeds of $7,274. The sale resulted in a loss of $1,081 ($1,059, net of tax).

11. RECENT DEVELOPMENTS

On May 9, 2001, we and our operating partnership entered into an Agreement and Plan of Merger with FelCor Lodging Trust Incorporated and its operating partnership. Under the merger agreement, we will merge with and into FelCor. Immediately after the merger, a wholly-owned subsidiary of FelCor's operating partnership will be merged with and into our operating partnership. Our operating partnership will survive as a subsidiary of FelCor's operating partnership. Holders of our common stock will receive 0.784 of a share of FelCor common stock and $4.60 in cash for each share of our common stock. The merger agreement requires the approval of holders of a majority of our outstanding shares of common stock and holders of a majority of the outstanding shares of common stock of FelCor. We currently expect the merger to close during the third quarter of 2001. A copy of the merger agreement has been filed as an exhibit to our current report of Form 8-K, filed on May 10, 2001. We have incurred $3,789 of costs related to this merger through June 30, 2001.

FelCor has filed a registration statement on Form S-4 with the SEC in connection with the merger transaction. The registration statement has not yet been declared effective. The Form S-4 contains a prospectus, a proxy statement, and other documents for our stockholder meeting and that of FelCor, at which time the proposed transaction will be considered. We and FelCor plan to mail the proxy statement and prospectus contained in the Form S-4 to our respective stockholders after the registration statement is declared effective by the SEC. The Form S-4, proxy statement and prospectus will contain important information about us, FelCor, the merger and related matters. Investors and stockholders should read the Form S-4, proxy statement and the prospectus and the other documents filed with the SEC in connection with the merger carefully before they make any decision with respect to the merger. For more information regarding the persons participating in the solicitation and their interest in the merger, please see our Statement on Schedule 14 A, filed on May 10, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We own a portfolio of primarily upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of June 30, 2001, we owned 113 hotels, with 28,877 rooms, 109 which were leased by our taxable subsidiaries and managed by MeriStar Hotels & Resorts, Inc. or MeriStar Hotels. Four of our hotels are leased by affiliates of Prime Hospitality Corporation. During 2000, substantially all of our hotels were leased to and operated by MeriStar Hotels.

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

On January 1, 2001, changes to the federal tax laws governing real estate investment trusts, commonly known as the REIT Modernization Act, or RMA, became effective. The REIT Modernization Act permits real estate investment trusts to create taxable subsidiaries on or after January 1, 2001, which will be subject to taxation similar to subchapter C-Corporations. Because of the RMA, we have created a number of these taxable subsidiaries that are the lessees of our real property. The REIT Modernization Act prohibits our taxable subsidiaries from engaging in the following activities:

     o they may not manage the properties themselves; they will need to enter into an "arms length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners,
     o    they may not lease a property that contains gambling operations, and
     o    they may not own a brand or franchise.

We believe that establishing taxable REIT subsidiaries to lease the properties provides a more efficient alignment of and ability to capture the economic interests of property ownership. Under the prior lease structure with MeriStar Hotels, we received lease payments based on the revenues generated by the properties, but MeriStar Hotels operated the properties in order to maximize net operating income from the properties. This inconsistency could potentially result in the properties being operated in a way that did not maximize revenues. With the assignment of the leases for each of the 106 properties managed by MeriStar Hotels to the taxable REIT subsidiaries and the execution of the new management agreements, we gained the economic risks and rewards related to the properties that are usually associated with ownership of real estate, and property revenues became the basis for MeriStar Hotels' management fees.

Subsidiaries of MeriStar Hotels assigned the participating leases to our wholly-owned taxable subsidiaries as of January 1, 2001. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to MeriStar Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics of the former leases. The transactions did not result in any cash consideration exchanged among the parties except in regard to the transfer of hotel operating assets and liabilities to the taxable subsidiaries. Under the new management agreements, the base management fee is 2.5% of total hotel revenue plus incentives payments, based on meeting performance thresholds, that could total up to 1.5% of total hotel revenue. The agreements have an initial term of 10 years with three renewal periods of five years each at the option of MeriStar Hotels, subject to some exceptions. Because these leases have been assigned to our taxable subsidiaries, we now bear the operating risk associated with our hotels.

FINANCIAL CONDITION

JUNE 30, 2001 COMPARED WITH DECEMBER 31, 2000

Our total assets increased by $77.9 million to $3,090.9 million at June 30, 2001 from $3,013.0 million at December 31, 2000 primarily due to:

     o lending $36.0 million to MeriStar Hotels under a revolving credit agreement;
     o deferring $8.1 million in financing costs related to issuing $500 million of senior unsecured notes;
     o    capital expenditures at the hotels;
     o the increase in operating assets of $62.5 million related to the assignment of the hotel leases with MeriStar Hotels and Prime Hospitality to our taxable subsidiaries; partially offset by
     o    the decrease of $11.3 million in due from MeriStar Hotels;
     o the sale of one hotel and the use of the $7.3 million in proceeds to pay down debt; and
     o    depreciation on hotel assets.

Total liabilities increased by $95.2 million to $1,872.2 million at June 30, 2001 from $1,777.0 million at December 31, 2000 due mainly to:

     o    net borrowings of long-term debt;
     o a $16.0 million increase in accrued interest due to the $500 million senior secured notes sold in January 2001;
     o the adoption of FASB 133 and the related recording of a $7.1 million liability for our derivative instruments; and
     o the increase in operating liabilities of $65.7 million related to the assignment of the hotel leases with MeriStar Hotels and Prime Hospitality to our taxable subsidiaries.

Long-term debt increased by $14.8 million to $1,653.1 million at June 30, 2001 from $1,638.3 million at December 31, 2000 due primarily to:

     o    $500 million in senior unsecured notes sold, partially offset set by
     o the repayment of our revolving credit facility using proceeds of the senior unsecured notes borrowings and cash generated by operations.

Minority interests decreased $5.5 million to $96.0 million at June 30, 2001 from $101.5 million at December 31, 2000, due to:

     o    the net redemption of operating partnership units for common stock;
          and
     o current year distributions to minority interest holders; partially offset by
     o    current year net income allocated to minority interest holders.

Stockholders' equity decreased $11.9 million to $1,122.7 at June 30, 2001 from $1,134.6 million at December 31, 2000 due primarily to:

     o    the payment of dividends; and
     o $8.1 million increase in accumulated other comprehensive loss due mainly to the adoption of FAS No. 133; partially offset by
     o    net income for 2001; and
     o    the net redemption of operating partnership units for common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000.

Until January 1, 2001, MeriStar Hotels leased substantially all of our hotels from us. Under the leases, MeriStar Hotels assumed all of the operating risks and rewards of these hotels and paid us a percentage of each hotel's revenue under the lease agreements. Therefore, for financial statement purposes through December 31, 2000, MeriStar Hotels recorded all of the operating revenues and expenses of the hotels in its statements of operations, and we recorded lease revenue earned under the lease agreements in our statement of operations. Effective January 1, 2001, MeriStar Hotels assigned the hotel leases to our newly created, wholly-owned, taxable REIT subsidiaries and our taxable REIT subsidiaries in turn, entered into management agreements with MeriStar Hotels to manage the hotels. As a result of this change in structure, our wholly-owned taxable REIT subsidiaries have assumed the operating risks and rewards of the hotels and now pay MeriStar Hotels a management fee to manage the hotels for them. For consolidated financial statement purposes, effective January 1, 2001, we now record all of the revenues and expenses of the hotels in our statements of operations, including the management fee paid to MeriStar Hotels.

Our total revenues and total operating expenses increased $225.6 million and $206.0 million, respectively, for the three months ended June 30, 2001 as compared to the same period in 2000. As described in the preceding paragraph, the significant increases primarily result from the fact that we now record the hotel operating revenue and expenses in our consolidated financial statements effective January 1, 2001, while we only recorded lease revenue in 2000. As a result, our operating results for the three months ended June 30, 2001 are not directly comparable to the same period in 2000.

For comparative purposes, the following shows the results for the three months ended June 30, 2000 on a pro forma basis assuming the leases with MeriStar Hotels were converted to management contracts on January 1, 2000 compared to actual results for the three months ended June 30, 2001 (in thousands):

                                               2001             2000
                                               ----             ----
Revenue                                     $307,167          $322,023
Total expenses                               279,699           279,181
Minority Interest                              2,017             3,929
Taxes                                            891               778
Net income before gain on sale of
  assets                                      24,560            38,135
Net Income                                    24,560            41,560
Recurring EBITDA                              91,312           100,612
Recurring FFO, diluted                        60,821            70,861

The following table provides our hotels' operating statistics on a same store basis for the three months ended June 30, 2001 and 2000.

                                     2001             2000         Change
                                    -------          -------       -------
Revenue per available room           $78.97           $83.99         (6.0)%
Average daily rate                  $109.30          $109.41         (0.1)%
Occupancy                             72.3%            76.8%         (5.9)%

Total revenue decreased $14.8 million to $307.2 million in 2001 from $322.0 million in 2000 due to an $11.0 million decrease in room revenue related to a 5.9% decrease in occupancy. This decrease is attributable to the recent slowing of the national economy and its impact on business and leisure travel.

Total expenses increased $0.5 million to $279.7 million for the three months ended June 30, 2001 from $279.2 million for the same period in 2000 due primarily to:

     o    $3.8 million in FelCor merger costs;
     o $1.3 million in costs to terminate leases with Prime Hospitality Corporation; and
     o a $1.2 million increase in property operating costs due primarily to a $0.9 million increase in energy costs; partially offset by
     o    a $1.6 million decrease in room expenses due to lower occupancy; and
     o a $1.5 million decrease in food and beverage expenses due to lower occupancy.

Minority interests decreased $1.9 million to $2.0 million in 2001 from $3.9 million in 2000 due to:

     o the decrease in the allocation of income to minority interest holders, and
     o    the net redemption of operating partnership units.

Recurring earnings before interest expense, income taxes, depreciation and amortization, or recurring EBITDA, is presented before the effect of non-recurring items; the swap termination costs, the write down of our investment in STS Hotel Net, FelCor merger costs and costs to terminate leases with Prime Hospitality Corporation. Recurring EBITDA decreased $9.3 million to $91.3 million in 2001 from $100.6 million in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH AND SIX MONTHS ENDED JUNE 30,
2000.

For reasons described above, our total revenues and total operating expenses increased $461.2 million and $421.1 million, respectively, for the six months ended June 30, 2001 as compared to the same period in 2000. As described above, the significant increases primarily result from the fact that we now record the hotel operating revenue and expenses of hotels previously leased to MeriStar Hotels in our consolidated financial statements effective January 1, 2001, while we only recorded lease revenue in 2000. As a result, our operating results for the six months ended June 30, 2001 are not directly comparable to the same period in 2000.

For comparative purposes, the following shows the results for the six months ended June 30, 2000 on a pro forma basis assuming the leases with MeriStar Hotels were converted to management contracts on January 1, 2000 compared to actual results for the six months ended June 30, 2001 (in thousands):

                                               2001                      2000
                                               ----                      ----

Revenue                                     $609,851                   $622,997
Total expenses                               566,670                    548,766
Minority Interest                              3,121                      6,808
Taxes                                          1,402                      1,348
Net income before gain/(loss) on sale of
  of assets and extraordinary items           38,658                     66,075
Net Income                                    36,375                     72,554
Recurring EBITDA                             178,360                    187,391
Recurring FFO, diluted                       117,377                    129,228

The following table provides our hotels' operating statistics on a same store basis for the six months ended June 30, 2001 and 2000.

                                     2001             2000           Change
                                    -------          -------         ------
Revenue per available room           $79.66           $81.18          (1.9)%
Average daily rate                  $112.28          $110.38            1.7%
Occupancy                             70.9%            73.5%          (3.6)%

Total revenue decreased $13.1 million to $609.9 million in 2001 from $623.0 million in 2000 due primarily to a $10.1 million decrease in room revenue related to a 3.5% decrease in occupancy. This decrease is attributable to the recent slowing of our national economy and its impact on business and leisure travel.

Total expenses increased $17.9 million to $566.7 million for the six months ended June 30, 2001 from $548.8 million for the same period in 2000 due primarily to:

     o    $9.3 million in swap termination costs;
     o    the $2.1 million write down of our investment in STS Hotel Net;
     o    $3.8 million in FelCor merger costs;
     o $1.3 million in costs to terminate leases with Prime Hospitality Corporation;
     o    an increase in depreciation on hotel assets; and
     o a $4.2 million increase in property operating costs due primarily to a $3.2 million increase in energy costs.

During the six months ended June 30, 2001, we recorded a charge in the amount of $2.1 million to write-off our investment in STS Hotel Net, a provider of internet access and related services to the hospitality industry. During 2000, STS Hotel Net continued to pursue its business strategy and operate its business. During the first quarter of 2001, STS Hotel Net secured additional equity from an entity which is also engaged in providing similar services to the hospitality industry. Also, during the first quarter of 2001, the operating environment for STS Hotel Net deteriorated significantly and STS Hotel Net was unable to generate adequate revenues or obtain needed additional financing. As a result, STS

Hotel Net significantly curtailed it operations and, accordingly, we wrote off our investment in STS Hotel Net at March 31, 2001.

Minority interests decreased $3.7 million to $3.1 million in 2001 from $6.8 million in 2000 due to:

     o the decrease in the allocation of income to minority interest holders and
     o    the net redemption of operating partnership units.

Recurring earnings before interest expense, income taxes, depreciation and amortization, or recurring EBITDA, is presented before the effect of non-recurring items; the swap termination costs, the write down of our investment in STS Hotel Net, FelCor merger costs and costs to terminate leases with Prime Hospitality Corporation. Recurring EBITDA decreased $9.0 million to $178.4 million in 2001 from $187.4 million in 2000.

In 2001, we paid down $300 million of term loans under our revolving credit facility. This resulted in an extraordinary loss of $1.2 million, net of tax effect.

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

We present recurring FFO as a measure of our performance. Recurring FFO represents FFO, as defined above, adjusted for significant non-recurring items. The following is a reconciliation between income before (loss)/gain on the sale of assets and extraordinary items and recurring FFO on a diluted basis for the three and six months ended June 30, 2001 and on a proforma basis for the three and six months ended June 30, 2000 (in thousands):


                                                             Three months ended June 30,         Six months ended June 30,
                                                              2001              2000               2001            2000
                                                          --------------    -------------      -------------    ------------
Income before (loss)/gain on sale of assets and                 $24,560          $38,135            $38,658         $66,075
extraordinary items
Minority interest to  Common OP Unit Holders                      1,876            3,788              2,839           6,526
Interest on convertible debt                                      1,833            1,832              3,665           3,823
Hotel depreciation and amortization                              27,613           27,106             56,232          52,804
Non-recurring items (net of minority interests and
income taxes):
   Swap termination costs                                             -                -              8,998               -
   Write down of investment in STS Hotel Net                          -                -              2,046               -
   FelCor merger costs                                            3,667                -              3,667
   Costs to terminate leases with Prime                                                                                   -
      Hospitality Corporation                                     1,272                -              1,272
                                                          --------------    -------------      -------------    ------------

Recurring FFO, diluted                                          $60,821          $70,861           $117,377        $129,228
                                                          ==============    =============      =============    ============

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin or SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 addresses lessor revenue recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified revenue target. SAB No. 101 requires the deferral of contingent rental income until specified targets are met. This SAB relates only to the recognition of our lease revenue in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases. The effect of SAB No. 101 was material to our condensed consolidated financial statements for the three and six months ended June 30, 2000, as it required that we defer $26,643 and $59,322, respectively, of rental income that was contractually due under the leases.

The overall effect of the implementation of SAB No. 101 on our financial statements for the three months ended June 30, 2000 is as follows:


                                            Prior to Effect          Effect            After Effect
                                                  of                   of                    of
                                              SAB No. 101          SAB No. 101          SAB No. 101
                                              -----------          -----------          -----------

Net operating income                           $  64,551            $ (26,643)           $ 37,908
Interest expense                                 (29,657)                   -             (29,657)
Minority interests                                (3,209)               2,100              (1,109)

Income taxes                                        (634)                 491                (143)
Extraordinary gain, net of tax                     3,425                    -               3,425
                                               ---------            ---------            --------
Net income/(loss)                              $  34,476            $ (24,052)           $ 10,424
                                               =========            =========            ========


The overall effect of the implementation of SAB No. 101 on our financial statements for the six months ended June 30, 2000 is as follows:

                                            Prior to Effect          Effect            After Effect
                                                  of                   of                   of
                                              SAB No. 101          SAB No. 101          SAB No. 101
                                              -----------          -----------          -----------

Net operating income                           $ 122,632            $ (59,322)           $ 63,310
Interest expense                                 (58,417)                   -             (58,417)
Minority interests                                (6,158)               4,911              (1,247)

Income taxes                                      (1,161)               1,088                 (73)
Gain on sale of assets, net of tax                 3,425                    -               3,425
Extraordinary gain, net of tax                     3,054                    -               3,054
                                               ---------            ---------            --------
Net income/(loss)                              $  63,375            $ (53,323)           $ 10,052
                                               =========            =========            ========


The effect of the implementation of SAB No. 101 was not material to us for the three and six months ended June 30, 2001 as substantially all of our leases are held in wholly-owned taxable subsidiaries and the related lease revenue and expense is eliminated in the consolidation of our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. We expect to fund our continuing operations through cash generated by our hotels. We also expect to finance hotel acquisitions, hotel renovations and joint venture investments through a combination of internally generated cash, external borrowings, and the issuance of OP Units and/or common stock. Additionally, we must distribute to stockholders at least 90% of our taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to real estate investment trusts under the Internal Revenue Code. We expect to fund such distributions through cash generated from operations, borrowings on our credit facilities or through our preferred return on our investment in MeriStar Investment Partners. We generated $117.0 million of cash from operations during the first six months of 2001.

Uses of Cash

We used $49.5 million of cash in investing activities during the six months ended June 30, 2001, primarily for

     o    the $36.0 million note receivable with MeriStar Hotels; and
     o    capital expenditures at hotels; partially offset by
     o    hotel operating cash received on lease conversions; and
     o    proceeds from selling one hotel.

We used $47.5 million of cash in financing activities during the six months ended June 30, 2001 primarily from:

     o    payment of dividends and distributions, and
     o additional deferred financing costs related to issuing the $500 million of senior unsecured notes; partially offset by
     o    net borrowings under our credit facilities.

In January, 2001, we sold $500 million of senior unsecured notes. The senior unsecured notes are structured as:

     o $300 million in notes with a 9.0% interest rate which mature on January 15, 2008, and
     o $200 million in notes with a 9.13% interest rate which mature on January 15, 2011.

The proceeds were used to repay outstanding debt under our revolving credit facility and to make payments to terminate certain swap agreements that hedged variable interest rates of the loans that we repaid. The repayments of our term loans under our credit facility resulted in an extraordinary loss of $1.2 million, net of tax. As of June 30, 2001, we had $273.0 million available under the senior secured credit facility. The weighted average effective interest rate on borrowings outstanding under the senior secured credit facility as of June 30, 2001 was 7.7%.

Capital for renovation work is expected to be provided by a combination of internally generated cash and external borrowings. Initial renovation programs for most of our hotels are complete or nearing completion. Once initial renovation programs for a hotel are completed, we expect to spend approximately 4% annually of hotel revenues for ongoing capital expenditure programs, including room and facilities refurbishments, renovations, and furniture and equipment replacements. For the six months ended June 30, 2001, we spent $23.8 million on renovation and ongoing property capital expenditure programs. We intend to spend an additional $28.0 million during 2001 to complete our renovation programs and for our ongoing capital expenditure programs.

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

Recent Developments

On May 9, 2001, we and our operating partnership entered into an Agreement and Plan of Merger with FelCor Lodging Trust Incorporated and its operating partnership. Under the merger agreement, we will merge with and into FelCor. Immediately after the merger, a wholly-owned subsidiary of FelCor's operating partnership will be merged with and into our operating partnership. Our operating partnership will survive as a subsidiary of FelCor's operating partnership. Holders of our common stock will receive 0.784 of a share of FelCor common stock and $4.60 in cash for each share of our common stock. The merger agreement requires the approval of holders of a majority of our outstanding shares of common stock and holders of a majority of the outstanding shares of common stock of FelCor. We currently expect the merger to close during the third quarter of 2001. A copy of the merger agreement has been filed as an exhibit to our current report of Form 8-K, filed on May 10, 2001. Through June 30, 2001, we have incurred $3.8 million in costs related to the merger.

FelCor has filed a registration statement on Form S-4 with the SEC in connection with the merger transaction. The registration statement has not yet been declared effective. The Form S-4 contains a prospectus, a proxy statement, and other documents for our stockholder meeting and that of FelCor, at which time the proposed transaction will be considered. We and FelCor plan to mail the proxy statement and prospectus contained in the Form S-4 to our respective stockholders after the registration statement is declared effective by the SEC. The Form S-4, proxy statement and prospectus will contain important information about us, FelCor, the merger and related matters. Investors and stockholders should read the Form S-4, proxy statement and the prospectus and the other documents filed with the SEC in connection with the merger carefully before they make any decision with respect to the merger. For more information regarding the persons participating in the solicitation and their interest in the merger, please see our Statement on Schedule 14 A, filed on May 10, 2001.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. Our policy is to manage interest rate risk through the use of a combination of fixed and variable rate debt. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow at a combination of fixed and variable rates, and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. We have no cash flow exposure due to general interest rate changes for our fixed long-term debt obligations.

The table below, as of June 30, 2001, presents the principal amounts (in thousands of dollars) for our fixed and variable rate debt instruments, weighted-average interest rates by year of expected maturity, and fair values to evaluate the expected cash flows and sensitivity to interest rate changes.


                                                    Long-term Debt
                                 ---------------------------------------------------
                                                  Average    Variable     Average
  Expected Maturity               Fixed Rate  Interest Rate     Rate   Interest Rate
  ---------------------------    -----------  -------------  --------  -------------
  2001                                $3,697           8.2%   $16,000           7.8%
  2002                                15,897           8.6%    32,000           7.8%
  2003                                 8,589           8.2%   305,000           7.7%
  2004                               171,168           5.1%    69,000           7.7%
  2005                                 9,265           8.1%         -              -
  Thereafter                       1,022,434           8.6%         -              -
                                 -----------  -------------  --------   ------------
  Total                           $1,231,050           8.1%  $422,000           7.5%
                                 ===========  =============  ========   ============

  Fair Value at 6/30/01           $1,202,095                 $422,000
                                 ===========                 ========

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

As of June 30, 2001, we have four swap agreements with notional principal amounts totaling $400 million. These swap agreements provide hedges against the impact future interest rates have on our floating London Interbank Offered Rate or LIBOR rate debt instruments. The swap agreements effectively fix the 30-day LIBOR between 6.0% and 6.4%. The swap agreements expire between September 2001 and April 2003. For the three months ended June 30, 2001 and 2000, we have
(made)/received net payments of approximately $(1,493,000) and $138,000, respectively. For the six months ended June 30, 2001 and 2000, we have
(made)/received net payments of approximately $(1,627,000) and $165,000, respectively.

On March 22, 2001 we entered into a $100 million forward swap agreement to fix the 30-day LIBOR at 4.77%. The effective date of the agreement is October 1, 2001 and the agreement expires on July 31, 2003.

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

As of June 30, 2001, after consideration of the hedge agreements described above, 99% of our debt was fixed and our overall weighted average interest rate was 8.02%.

Although we conduct business in Canada, the Canadian operations were not material to our consolidated financial position, results of operations or cash flows during the three and six months ended June 30, 2001 and 2000. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three and six months ended June 30, 2001 and 2000. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II.    OTHER INFORMATION
ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Registrant was held on June 21, 2001.

At that meeting, the following matters were submitted to a vote of the stockholders of MeriStar Hospitality Corporation:

Item No. 1

To reelect directors of the Company of (01) John Emery, to serve a one-year term expiring at the Annual Meeting 2002, and (02) H. Cabot Lodge III, (03) D. Ellen Shuman, (04) Paul W. Whetsell and (05) James R. Worms to serve three-year terms expiring at the Annual Meeting in 2004.

         (01) John Emery                    For                       36,091,212
                                            Against                    3,531,050
         (02) H. Cabot Lodging III          For                       36,192,199
                                            Against                    3,430,063
         (03) D. Ellen Shuman               For                       36,182,584
                                            Against                    3,439,678
         (04) Paul W. Whetsell              For                       34,357,006
                                            Against                    5,265,356
         (05) James R. Worms                For                       36,089,362
                                            Against                    3,532,900

Item No. 2

To ratify the amendment of the MeriStar Hospitality Corporation Incentive Plan to increase the maximum number of shares of the Common Stock that may be issued pursuant to awards granted under the Incentive Plan from 10% to 12.5%.

                                            For                       21,467,123
                                            Against                   11,521,205
                                            Abstain                      124,420
                                            Broker Non-Votes           6,509,513

Item No. 3

To ratify the amendment of the MeriStar Hospitality Corporation Non-Employee Director's Plan to increase the maximum number of shares of Common Stock that may be issued pursuant to awards granted under the Director's Plan from 125,000 to 500,000 shares.

                                            For                       29,309,809
                                            Against                    3,673,373
                                            Abstain                      129,565
                                            Broker Non-Votes           6,509,513

Item No. 4

To amend the Company's charter to prohibit the ownership of more than 34.9% of the Company's stock by any entity that manages or operates any of the hotels owned by the Company and its subsidiary entities, and one or more persons who directly or indirectly own more than 35% of the interests in any entity that manages or operates any of the hotels owned by the Company and its subsidiary entities.

                                            For                       29,696,219
                                            Against                    2,859,922
                                            Abstain                      634,687
                                            Broker Non-Votes           6,431,432

Item No. 5

To ratify the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2001.

                                            For                       38,897,490
                                            Against                      656,569
                                            Abstain                       68,203

Item No. 6

To vote and otherwise represent the undersigned on any other matter that may properly come before the meeting or may adjournment or postponement thereof in the discretion of the proxies.

                                            For                       24,235,320
                                            Against                   12,039,010
                                            Abstain                    3,347,930

ITEM 5.     OTHER INFORMATION

Forward-Looking Statements

Information both included in and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and described our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," anticipate," estimate," "believe," "intent,: or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospectus include, but are not limited to, changes in:

     o    economic conditions generally and the real estate market specifically;
     o legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts;
     o    availability of capital;
     o    interest rates;
     o    competition;
     o supply and demand for hotel rooms in our current and proposed market areas; and
     o general accounting principles, policies and guidelines applicable to real estate investment trusts.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - none
(b) Reports on Form 8-K: Current report on Form 8-K dated and filed on May 10, 2001, regarding the merger agreement with FelCor Lodging Trust Incorporated.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MeriStar Hospitality Corporation

Dated: August  10, 2001                         /s/ John Emery
                                                ----------------------------
                                                John Emery
                                                Chief Operating Officer