Form 10-Q
period 2001-09-30
MERISTAR HOSPITALITY CORP
filed 2001-11-08
CIK 1012967

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   (Mark One)

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the quarterly period ended September 30, 2001 or

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

Yes  X  No


The number of shares of Common Stock, par value $0.01 per share, outstanding at November 7, 2001 was 44,562,855.

                        MERISTAR HOSPITALITY CORPORATION


                                     INDEX

                                                                    Page
                                                                    ----
PART I.   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets -
          September 30, 2001 and December 31, 2000                    3

          Condensed Consolidated Statements of Operations and Other
          Comprehensive Income (Loss) - Three and nine months ended
          September 30, 2001 and 2000                                 4

          Condensed Consolidated Statements of Cash Flows -
          Nine months ended September 30, 2001 and 2000               6

          Notes to Condensed Consolidated Financial Statements        7


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS              13

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                22

PART II.  OTHER INFORMATION                                          24

ITEM 5:   OTHER INFORMATION                                          24

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                           24

PART I.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               September 30, 2001   December 31, 2000
                                                               -------------------  ------------------
                                                                   (unaudited)
Assets
    Investments in hotel properties                                    $3,213,564          $3,193,730
    Accumulated depreciation                                             (368,552)           (287,229)
                                                                       ----------          ----------
                                                                        2,845,012           2,906,501
    Cash and cash equivalents                                              47,653                 250
    Accounts receivable, net                                               38,777               2,833
    Prepaid expenses and other                                             22,402               2,767
    Deferred tax asset                                                         40                   -
    Note receivable from MeriStar Hotels & Resorts                         36,000                   -
    Due from MeriStar Hotels & Resorts                                     13,069              22,221
    Investments in affiliates                                              41,714              42,196
    Restricted cash                                                        22,659              19,918
    Intangible assets, net of accumulated amortization
      of $12,137 and $9,729                                                21,377              16,322
                                                                       ----------          ----------
                                                                       $3,088,703          $3,013,008
                                                                       ==========          ==========

Liabilities, Minority Interests and Stockholders' Equity
   Accounts payable, accrued expenses and other liabilities            $  126,610          $   74,420
   Accrued interest                                                        31,445              28,365
   Income taxes payable                                                     1,303               1,151
   Dividends and distributions payable                                     22,199              24,581
   Deferred income taxes                                                   10,193              10,140
   Interest rate swaps                                                     12,520                   -
   Long-term debt                                                       1,714,913           1,638,319
                                                                       ----------          ----------
Total liabilities                                                       1,919,183           1,776,976
                                                                       ----------          ----------
Minority interests                                                         91,233             101,477
Stockholders' equity:
  Preferred stock, par value $0.01 per share
             Authorized - 100,000 shares                                        -                   -
   Common stock, par value $0.01 per share
            Authorized - 250,000 shares
            Issued -  48,707 and 48,463 shares                                487                 485
   Additional paid-in capital                                           1,182,483           1,177,218
   Retained earnings                                                       (5,290)             42,837
   Accumulated other comprehensive loss                                   (19,602)             (6,081)
   Unearned stock-based compensation                                       (4,922)             (7,550)
   Less common stock held in treasury - 4,195 and 4,083
      shares                                                              (74,869)            (72,354)
                                                                       ----------          ----------
   Total stockholders' equity                                           1,078,287           1,134,555
                                                                       ----------          ----------
                                                                       $3,088,703          $3,013,008
                                                                       ==========          ==========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Three months ended     Nine months ended
                                                                September 30,         September 30,
                                                            ---------------------  --------------------
                                                               2001        2000     2001         2000
                                                             --------   --------   --------   --------
Revenue:
  Hotel operations:
   Rooms                                                     $166,255   $      -   $569,015   $      -
   Food and beverage                                           56,507          -    201,890          -
   Other operating departments                                 18,919          -     64,924          -
  Participating lease revenue                                   3,441    115,391     14,177    260,422
  Office rental and other revenues                              2,416      2,240      7,383      5,848
                                                             --------   --------   --------   --------

Total revenue                                                 247,538    117,631    857,389    266,270
                                                             --------   --------   --------   --------

Hotel operating expenses by department:
    Rooms                                                      43,280          -    135,567          -
    Food and beverage                                          44,561          -    148,451          -
    Other operating departments                                10,454          -     34,070          -
Office rental, parking and other operating
     expenses                                                     819        454      2,444      1,797
Undistributed operating expenses:
    Administrative and general                                 40,229      2,110    128,284      6,260
    Property operating costs                                   41,404          -    126,381          -
    Property taxes, insurance and other                        20,987     11,555     58,028     36,648
    Depreciation and amortization                              29,161     28,387     87,566     83,130
    Write down of investment in STS Hotel Net                       -          -      2,112          -
    Swap termination costs                                          -          -      9,297          -
    FelCor merger costs                                         2,028          -      5,817          -
    Cost to terminate leases with Prime
      Hospitality Corporation                                       -          -      1,315          -
    Restructuring charge                                        1,080          -      1,080          -
                                                             --------   --------   --------   --------

Total operating expenses                                      234,003     42,506    740,412    127,835
                                                             --------   --------   --------   --------

Net operating income                                           13,535     75,125    116,977    138,435

Interest expense, net                                          31,341     29,108     91,602     87,525
                                                             --------   --------   --------   --------

Income/(loss) before minority interests, income
  tax expense/(benefit), gain/(loss) on sale of assets
  and extraordinary gain/(loss)                               (17,806)    46,017     25,375     50,910

Minority interests                                               (989)     3,916      2,132      5,163
                                                             --------   --------   --------   --------

Income/(loss) before income tax expense/(benefit), gain/
  (loss) on sale of assets and extraordinary gain/(loss)      (16,817)    42,101     23,243     45,747

Income tax expense/(benefit)                                     (588)       842        814        915
                                                             --------   --------   --------   --------

Income/(loss) before gain/(loss) on sale of assets
  and extraordinary gain/(loss)                               (16,229)    41,259     22,429     44,832

Gain/(loss) on sale of assets, net of tax effect
 of ($22), ($44) and $70                                       (1,073)         -     (2,132)     3,425

Extraordinary gain/(loss) on early extinguishment
   of debt, net of tax effect of ($19) and $62                      -          -     (1,224)     3,054
                                                             --------   --------   --------   --------

Net income/(loss)                                            $(17,302)  $ 41,259   $ 19,073   $ 51,311
                                                             ========   ========   ========   ========

                                                             Three months ended     Nine months ended
                                                               September 30,          September 30,
                                                             -------------------    ------------------
                                                              2001         2000      2001        2000
                                                             -------     -------    --------    ------
Other comprehensive income/(loss):
   Net income/(loss)                                         $(17,302)  $ 41,259   $ 19,073   $ 51,311
   Foreign currency translation adjustment                       (842)      (397)    (1,001)      (931)
   Derivative instruments transition adjustment                     -          -     (2,842)         -
   Change in valuation of derivative instruments               (5,410)         -     (9,678)         -
                                                             --------   --------   --------   --------

Comprehensive income/(loss)                                  $(23,554)  $ 40,862   $  5,552   $ 50,380
                                                             ========   ========   ========   ========

Earnings per share:

      Basic:
      Income/(loss) before extraordinary
       gain/(loss)                                           $  (0.39)  $   0.89   $   0.44   $   1.03
      Extraordinary gain/(loss)                                     -          -      (0.03)      0.07
                                                             --------   --------   --------   --------
      Net income/(loss)                                      $  (0.39)  $   0.89   $   0.41   $   1.10
                                                             ========   ========   ========   ========

      Diluted:
      Income/(loss) before extraordinary
        gain/(loss)                                          $  (0.39)  $   0.83   $   0.44   $   1.02
      Extraordinary gain/(loss)                                     -          -      (0.03)      0.06
                                                             --------   --------   --------   --------

      Net income/(loss)                                      $  (0.39)  $   0.83   $   0.41   $   1.08
                                                             ========   ========   ========   ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

                                                                  Nine months ended
                                                                    September 30,
                                                                    -------------
                                                                  2001        2000
                                                                ---------   ---------
Operating activities:
Net income                                                      $  19,073   $  51,311

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                     87,566      83,130
 Loss/(gain) on sale of assets, before tax effect                   2,176      (3,495)
 Write down of investment in STS Hotel Net                          2,112           -
 Extraordinary loss/(gain) on early extinguishment of debt,
    before tax effect                                               1,243      (3,116)
 Minority interests                                                 2,132       5,163
 Amortization of unearned stock based compensation                  2,628         776
 Deferred income taxes                                                 13         896

 Changes in operating assets and liabilities:
   Accounts receivable, net                                        11,256        (991)
   Prepaid expenses and other                                      (6,135)      7,548
   Due from MeriStar Hotels & Resorts                               9,152      (9,143)
   Accounts payable, accrued expenses and other liabilities       (13,516)     53,172
   Accrued interest                                                 3,080      (4,848)
   Income taxes payable                                               152          73
                                                                ---------   ---------

Net cash provided by operating activities                         120,932     180,476
                                                                ---------   ---------

Investing activities:
 Investment in hotel properties                                   (31,067)    (75,289)
 Proceeds from disposition of assets                                9,715      24,148
 Hotel operating cash received in lease conversions                 3,257           -
  Investments in affiliates                                             -      (2,011)
 Note receivable from MeriStar Hotels & Resorts                   (36,000)     57,110
 Change in restricted cash                                         (2,741)     (3,000)
                                                                ---------   ---------

Net cash (used in) provided by investing activities               (56,836)        958
                                                                ---------   ---------

Financing activities:
 Deferred financing costs                                         (10,872)     (1,599)
 Proceeds from issuance of long-term debt                         684,710     121,291
 Principal payments on long-term debt                            (608,148)   (185,123)
 Proceeds from issuance of common stock, net                          844       1,792
 Purchase of OP units                                              (1,513)     (7,535)
 Purchase of treasury stock                                        (2,515)    (34,468)
 Dividends paid to stockholders                                   (73,085)    (71,593)
 Distributions to minority investors                               (6,359)     (6,777)
                                                                ---------   ---------

Net cash used in financing activities                             (16,938)   (184,012)
                                                                ---------   ---------

Effect of exchange rate changes on cash and cash equivalents          245          22
                                                                ---------   ---------
Net increase (decrease) in cash and cash equivalents               47,403      (2,556)
Cash and cash equivalents, beginning of period                        250       2,556
                                                                ---------   ---------

Cash and cash equivalents, end of period                        $  47,653   $       -
                                                                =========   =========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  ORGANIZATION

We own a portfolio of primarily upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of September 30, 2001, we owned 112 hotels, with 28,597 rooms, 108 of which are leased by our taxable subsidiaries and managed by MeriStar Hotels & Resorts, Inc. Four of our hotels are leased by affiliates of Prime Hospitality Corporation.

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

Prior to January 1, 2001, in order to maintain our tax status as a real estate investment trust, we were not permitted to participate in the operations of our hotel properties. To company with this requirement through December 31, 2000, all of our properties were subject to leases involving two third-party lessees, MeriStar Hotels and Prime Hospitality Corporation.

On January 1, 2001, changes to the federal tax laws governing real estate investment trusts, commonly known as the REIT Modernization Act, or RMA, became effective. The RMA permits real estate investment trusts to create taxable subsidiaries that are subject to taxation similar to subchapter C-Corporations. Because of the RMA, we have created a number of these taxable subsidiaries that are the lessees of our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

     . managing the properties they lease; they must enter into an "arms length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners,
     . leasing a property that contains gambling operations; and . owning a brand or franchise.

We believe establishing taxable REIT subsidiaries to lease the properties we own provides a more efficient alignment of and ability to capture the economic interests of property ownership. Under the prior lease structure with MeriStar Hotels, we received lease payments based on the revenues generated by the properties; MeriStar Hotels, however, operated the properties in order to maximize net operating income from the properties. This inconsistency could potentially result in the properties being operated in a way that did not maximize revenues. With the assignment of the leases for each of the properties managed by MeriStar Hotels to the taxable REIT subsidiaries and the execution of the new management agreements, we gained the economic risks and rewards related to the properties that are usually associated with ownership of real estate, and property revenues became the basis for MeriStar Hotels' management fees.

Subsidiaries of MeriStar Hotels assigned the participating leases to our wholly-owned taxable subsidiaries as of January 1, 2001. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to MeriStar Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics of the former leases. The transactions did not result in any cash consideration exchanged among the parties except for the transfer of hotel operating assets and liabilities to the taxable subsidiaries. Under the new management agreements, the base management fee is 2.5% of total hotel revenue plus incentives payments, based on meeting performance thresholds, that could total up to 1.5% of total hotel revenue. The agreements have an initial term of 10 years with three renewal periods of five years each at the option of MeriStar Hotels, subject to some exceptions. Because these leases have been assigned to our taxable subsidiaries, we now bear the operating risk associated with our hotels. For consolidated financial statement purposes, effective January 1, 2001, we now record all of the revenues and expenses of the hotels in our statements of operations, including the management fee paid to MeriStar Hotels.

On May 9, 2001, we and our operating partnership entered into an Agreement and Plan of Merger with FelCor Lodging Trust Incorporated and its operating partnership. On September 13, the Securities and Exchange Commission declared our S-4 document effective. On September 21, 2001, we mutually agreed with FelCor to terminate the merger agreement due to unfavorable market conditions. We have incurred $5,817 of costs related to this merger through September 30,

2001 and these costs have been expensed in our Statement of Operations.

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

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires a public entity to report selected information about operating segments in financial reports issued to shareholders. Based on the guidance provided in the standard, we have determined that our business is conducted in one reportable segment. The standard also establishes requirements for related disclosures about products and services, geographic areas and major customers. Revenues for Canadian operations totaled $6,716 and $1,914 for the three months ended September 30, 2001 and 2000, respectively. Revenues for Canadian operations totaled $18,299 and $5,092 for the nine months ended September 30, 2001 and 2000, respectively

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin or SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 addresses lessor revenue recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified revenue target. SAB No. 101 requires the deferral of contingent rental income until specified targets are met. This SAB relates only to the recognition of our lease revenue in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases. The effect of SAB No. 101 was to defer additional contingent rental income of $357 and $40,290 for the nine months ended September 30, 2001 and 2000, respectively.

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. FAS No. 137 and No. 138 amended certain provisions of FAS No. 133. We adopted these accounting pronouncements on January 1, 2001.

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

Our interest rate swap agreements have been designated as hedges against changes in future cash flows associated with the interest payments of our variable rate debt obligations. Accordingly, the interest rate swap agreements are reflected at fair value in our consolidated balance sheet as of September 30, 2001 and the related unrealized gains or losses on these contracts are recorded in stockholders' equity as a component of accumulated other comprehensive income.

We recognized a transition adjustment of $2,842 as the fair value of our derivative instruments at January 1, 2001. We recorded a liability and
corresponding charge to other comprehensive loss for this amount.   As of
September 30, 2001, the fair value of our derivative instruments represents a liability of $12,520. The estimated net amount recorded in accumulated other comprehensive income expected to be reclassified to the statement of operations within the next three months is approximately $2,225.

On September 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 "Business Combinations" and No. 142 "Goodwill and other Intangible Assets". We are currently in the process of evaluating the effect these new standards will have on our financial statements.

3.  NOTE RECEIVABLE FROM LESSEE

We may lend MeriStar Hotels up to $50,000 for general corporate purposes under a revolving credit agreement. The interest rate on this credit agreement is 650 basis points over the 30-day London Interbank Offered Rate. As of September 30, 2001, $36,000 was outstanding under this revolving credit agreement.

4.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                         September 30, 2001    December 31, 2000
                                         ------------------    -----------------
 Senior unsecured notes...............         $  498,420         $        -
 Credit facility......................            485,500            898,000
 Secured facility.....................            321,015            324,554
 Subordinated notes...................            202,720            202,429
 Convertible notes....................            154,300            154,300
 Mortgage debt and other..............             52,958             59,036
                                               ----------         ----------
                                               $1,714,913         $1,638,319
                                               ==========         ==========

As of September 30, 2001 aggregate future maturities of the above obligations are as follows:

  2001......................................  $    9,411
  2002......................................      47,897
  2003......................................     385,589
  2004......................................     240,168
  2005......................................       9,265
  Thereafter................................   1,022,583
                                               ---------
                                              $1,714,913
                                              ==========

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

Our senior credit facility requires us to meet or exceed certain financial performance ratios at the end of each quarter. Travel disruptions and safety concerns following the terrorist attacks on September 11, 2001 and the slowdown of the national economy resulted in a significant negative impact to the lodging industry and our operations. This decline in operations would have caused us to be out of compliance with certain financial covenants specified in our senior credit agreement. However, on October 24, 2001, we finalized a waiver on all affected financial covenants with our senior bank group. This waiver to the credit agreement allows these financial covenants to be waived for the period beginning, September 30, 2001 and ending, February 28, 2002. We incurred $1,006 of costs relating to the waiver. We are currently working with our senior bank group on an amendment to our senior credit agreement.

5.  DIVIDENDS AND DISTRIBUTIONS PAYABLE

On September 18, 2001, we declared a dividend for the three months ended September 30, 2001 of $0.505 per share of common stock and per unit of limited partnership interest in our subsidiary operating partnership. The dividend was paid on October 12, 2001.

6.  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

                                                       Three months ended     Nine months ended
                                                       ------------------     -----------------
                                                          September 30,         September 30,
                                                       -----------------      -----------------
                                                        2001       2000        2001       2000
                                                       -------    ------     -------     ------
BASIC EARNINGS PER SHARE
 COMPUTATION:
Income/(loss) before extraordinary
  gain/(loss)                                       $(17,302)   $ 41,259    $20,297    $ 48,257
Dividends paid on unvested restricted
 stock                                                  (198)       (288)      (593)       (622)
                                                    --------    --------    -------    --------
Income/(loss) available to common
 stockholders                                        (17,500)     40,971     19,704      47,635
Weighted average number of shares
  of common stock outstanding                         44,528      46,003     44,498      46,379
                                                    --------    --------    -------    --------
Basic earnings per share before
   extraordinary gain/(loss)                        $  (0.39)   $   0.89    $  0.44    $   1.03
                                                    ========    ========    =======    ========

DILUTED EARNINGS PER SHARE
 COMPUTATION:
Income/(loss) available to common
 stockholders                                       $(17,500)   $ 40,971    $19,704    $ 47,635
Minority interest, net of tax                              -         138      1,197         415
Interest on convertible debt, net of
  tax                                                      -       1,796          -           -
Dividends on unvested restricted stock                     -          88          -           -
                                                    --------    --------    -------    --------

Adjusted net income/(loss)                          $(17,500)   $ 42,993    $20,901    $ 48,050
                                                    ========    ========    =======    ========

Weighted average number of shares
  of common stock outstanding                         44,528      46,003     44,498      46,379
Common stock equivalents:
  Operating partnership units                              -         429      2,791         429
  Stock options                                            -         439        324         209
  Convertible debt                                         -       4,538          -           -
  Restricted stock                                         -         174          -           -
                                                    --------    --------    -------    --------
Total weighted average number of
  diluted shares of common stock
  outstanding                                         44,528      51,583     47,613      47,017
                                                    ========    ========    =======    ========

Diluted earnings per share before
   extraordinary gain/(loss)                        $  (0.39)   $   0.83    $  0.44    $   1.02
                                                    ========    ========    =======    ========

7.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                          Nine months ended September 30,
                                                                          -------------------------------
                                                                              2001              2000
                                                                              ----              ----
Cash paid for interest and income taxes:
Interest, net of capitalized interest of
$5,435 and $5,676 respectively.......................................       $ 88,522           $92,373
Income taxes.........................................................            630               580

Non-cash investing and financing activities:
Deferred financing costs written-off                                           1,243               334
Conversion of OP Units to Common Stock                                         4,504                24
Dividends reinvested.................................................              -                68
Issuance of restricted stock.........................................              -             9,683
Deferred purchase price..............................................              -             8,000
Operating assets received and liabilities assumed from lease conversion:
 Accounts receivable                                                          47,200                 -
 Prepaid expenses and other                                                   13,500                 -
 Furniture and fixtures                                                          315                 -
 Accumulated depreciation                                                       (163)                -
 Investment in affiliates, net                                                 1,629                 -
                                                                            --------
     Total operating assets received                                          62,481                 -
                                                                            ========

 Accounts payable and accrued expenses                                       (65,706)                -
 Long-term debt                                                                  (32)                -
                                                                            --------
 Total liabilities acquired                                                  (65,738)                -
                                                                            ========

8.  PARTICIPATING LEASE AGREEMENTS

Changes to the federal tax laws governing REITs became effective on January 1, 2001. Under those changes, we created taxable subsidiaries that lease the
property we currently own.   Our taxable subsidiaries are wholly-owned and are
similar to a subchapter C corporation. As a result, on January 1, 2001, MeriStar Hotels assigned their participating leases to our taxable subsidiaries and the taxable subsidiaries entered into management agreements with MeriStar Hotels to manage our properties. Under these management agreements, the taxable subsidiaries pay MeriStar Hotels a management fee. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics and terms of the former leases.

As of September 30, 2001, we leased four of our hotels to Prime Hospitality. These leases continue to have non-cancelable remaining terms ranging from 8 to 10 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. During interim reporting periods, we defer recognition of revenue for lease payments considered to be contingent until specified percentage rent thresholds are met.

Total lease payments received from Prime Hospitality on our leases were $1,841 and $9,377 for the three and nine months ended September 30, 2001 and $5,154 and $15,620 for the three and nine months ended September 30, 2000. Total lease payments received on all of our leases were $94,642 and $296,027 for the three and nine months ended September 30, 2000.

9.  STOCK-BASED COMPENSATION

As of September 30, 2001, we have granted 586,500 shares of restricted stock to employees. This restricted stock vests ratably over three-year or five-year periods. The issuance of restricted stock has resulted in $4,922 of unearned stock-based compensation recorded as a reduction to stockholders' equity on our condensed consolidated balance sheet as of September 30, 2001.

On March 29, 2000 we granted 462,500 Profits-Only OP Units, or POPs, to some of our executive officers and executive officers of MeriStar Hotels pursuant to our POPs Plan. These POPs vest ratably over three years based on achieving certain operating performance criteria and upon the occurrence of certain other events. We account for these POPs using variable plan accounting.

On April 16, 2001, we granted 350,000 POPs to some of our executive officers pursuant to our POPs Plan. These POPs vest ratably over three years and upon the occurrence of certain other events.

10. RESTRUCTURING EXPENSES

During the third quarter of 2001, we incurred a restructuring charge in connection with personnel changes primarily as a result of the termination of our merger agreement with FelCor. This restructuring is expected to reduce our annualized corporate overhead expenditures by approximately 7.3% or $750. The restructuring included eliminating corporate staff positions that were no longer needed under the new structure.

The restructuring charge of $1,080 consists of:

                    Severance                 $  168
                    Noncancelable lease cost     912
                                              ------
                    Total                     $1,080
                                              ======



11. ACQUISTIONS AND DISPOSITIONS

On September 18, 2001, we sold one hotel and received proceeds of $2,441. The sale resulted in a loss of $1,095 ($1,073, net of tax).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We own a portfolio of primarily upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of September 30, 2001, we owned 112 hotels, with 28,597 rooms, 108 which were leased by our taxable subsidiaries and managed by MeriStar Hotels & Resorts, Inc. Four of our hotels are leased by affiliates of Prime Hospitality Corporation.

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

On January 1, 2001, changes to the federal tax laws governing real estate investment trusts, commonly known as the REIT Modernization Act, or RMA, became effective. The RMA permits real estate investment trusts to create taxable subsidiaries that are subject to taxation similar to subchapter C-Corporations. Because of the RMA, we have created a number of these taxable subsidiaries that are the lessees of our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

     . managing the properties they lease; they must enter into an "arms length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners,
     . leasing a property that contains gambling operations; and . owning a brand or franchise.

We believe establishing taxable REIT subsidiaries to lease the properties we own provides a more efficient alignment of and ability to capture the economic interests of property ownership. Under the prior lease structure with MeriStar Hotels, we received lease payments based on the revenues generated by the properties, but MeriStar Hotels, however, operated the properties in order to maximize net operating income from the properties. This inconsistency could potentially result in the properties being operated in a way that did not maximize revenues. With the assignment of the leases for each of the properties managed by MeriStar Hotels to the taxable REIT subsidiaries and the execution of the new management agreements, we gained the economic risks and rewards related to the properties that are usually associated with ownership of real estate, and property revenues became the basis for MeriStar Hotels' management fees.

Subsidiaries of MeriStar Hotels assigned the participating leases to our wholly-owned taxable subsidiaries as of January 1, 2001. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to MeriStar Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics of the former leases. The transactions did not result in any cash consideration exchanged among the parties except for the transfer of hotel operating assets and liabilities to the taxable subsidiaries. Under the new management agreements, the base management fee is 2.5% of total hotel revenue plus incentives payments, based on meeting performance thresholds, that could total up to 1.5% of total hotel revenue. The agreements have an initial term of 10 years with three renewal periods of five years each at the option of MeriStar Hotels, subject to some exceptions. Because these leases have been assigned to our taxable subsidiaries, we now bear the operating risk associated with our hotels.

On May 9, 2001, we and our operating partnership entered into an Agreement and Plan of Merger with FelCor Lodging Trust Incorporated and its operating partnership. On September 13, the Securities and Exchange Commission declared our S-4 document effective. On September 21, 2001, we mutually agreed with FelCor to terminate the merger agreement due to unfavorable market conditions. We have incurred $5.8 million of costs related to this merger through September 30, 2001 and these costs have been expensed in our Statement of Operations.

The terrorist attacks of September 11, 2001 have had a negative impact on our hotel operations in the third quarter causing lower than expected performance in an already slowing economy. The events of September 11th have caused a significant decrease in our hotels' occupancy and average daily rate due to disruptions in business and leisure travel patterns, and concerns about travel safety. Major metropolitan area and airport hotels have been hit particularly hard due to concerns about air travel safety and a significant overall decrease in the amount of air travel.

In response to the decline in operations following the terrorist attacks, we have worked with MeriStar Hotels to aggressively review and reduce our hotels' cost structure. We have implemented numerous cost-cutting strategies, including the following items:

     . reducing overall staffing, and reducing hours for remaining hourly staff,
     . instituting hiring and wage freezes for all properties, . revising operating procedures to gain greater efficiencies and/or reduce costs,
     . closing underutilized or duplicative facilities and outlets, . creating revised minimum staffing guides for each department in our hotels; and
     . reducing capital expenditures to focus primarily on life-safety requirements, and deferring or terminating discretionary capital outlays.

The September 11, 2001 terrorist attacks were unprecedented in scope, and in their immediate dramatic impact on travel patterns. We have not previously experienced such events, and it is currently not possible to accurately predict if and when travel patterns will be restored to pre-September 11 levels. While we have had improvements in our operating levels from the period immediately following the attacks, we believe the uncertainty associated with subsequent incidents and the possibility of future attacks will continue to hamper business and leisure travel patterns for the next several quarters. We expect to keep these cost-cutting strategies in place through the fourth quarter of 2001.

Our senior credit facility requires us to meet or exceed certain financial
performance ratios at the end of each quarter.   Travel disruptions and safety
concerns following the terrorist attacks on September 11, 2001 and the slowdown of the national economy resulted in a significant negative impact to the lodging industry and our operations. This decline in operations would have caused us to be out of compliance with certain financial covenants specified in our senior credit agreement. However, on October 24, 2001, we finalized a waiver on all affected financial covenants with our senior bank group. This waiver to the credit agreement allows these financial covenants to be waived for the period beginning, September 30, 2001 and ending, February 28, 2002. We incurred $1.0 million of costs relating to the waiver. We are currently working with our senior bank group on an amendment to our senior credit agreement.

During the third quarter of 2001, we incurred a restructuring charge in connection with personnel changes primarily as a result of the termination of our merger agreement with FelCor. This restructuring is expected to reduce our annualized corporate overhead expenditures by approximately 7.3% or $0.8 million. The restructuring included eliminating corporate staff positions that were no longer needed under the new structure.

FINANCIAL CONDITION

SEPTEMBER 30, 2001 COMPARED WITH DECEMBER 31, 2000

Our total assets increased by $75.7 million to $3,088.7 million at September 30, 2001 from $3,013.0 million at December 31, 2000 primarily due to:
     . lending $36.0 million to MeriStar Hotels under a revolving credit agreement;
     . deferring $8.1 million in financing costs related to issuing $500 million of senior unsecured notes;
     .  capital expenditures at the hotels;
     . the increase in operating assets of $62.5 million related to the assignment of the hotel leases with MeriStar Hotels and Prime Hospitality to our taxable subsidiaries; partially offset by
     .  the decrease of $9.2 million in due from MeriStar Hotels;
     . the sale of two hotels and the use of the $9.7 million in proceeds to paydown debt; and
     .  depreciation on hotel assets.

Total liabilities increased by $142.2 million to $1,919.2 million at September 30, 2001 from $1,777.0 million at December 31, 2000 due mainly to:
     .  net borrowings of long-term debt of $76.6 million;
     . a $3.1 million increase in accrued interest due to the $500 million senior unsecured notes sold in January 2001;
     . the adoption of FAS No.133 and the related recording of a $12.5 million liability for our derivative instruments; and
     . the increase in operating liabilities of $65.7 million related to the assignment of the hotel leases with MeriStar Hotels and Prime Hospitality to our taxable subsidiaries.

Long-term debt increased by $76.6 million to $1,714.9 million at September 30, 2001 from $1,638.3 million at December 31, 2000 due primarily to:
     . $500 million in senior unsecured notes sold, partially offset by . the repayments of our revolving credit facility using proceeds of the senior unsecured notes borrowings and cash generated by operations.

Minority interests decreased $10.3 million to $91.2 million at September 30, 2001 from $101.5 million at December 31, 2000, due to:
     . the net redemption of operating partnership units for common stock; and . current year distributions to minority interest holders; partially offset by
     .  current year net income allocated to minority interest holders.

Stockholders' equity decreased $56.3 million to $1,078.3 at September 30, 2001 from $1,134.6 million at December 31, 2000 due primarily to:
     .  the payment of dividends; and
     . $12.5 million increase in accumulated other comprehensive loss due mainly to the adoption of FAS No. 133; partially offset by
     .  net income for 2001; and
     .  the net redemption of operating partnership units for common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000.

Until January 1, 2001, MeriStar Hotels leased substantially all of our hotels from us. Under the leases, MeriStar Hotels assumed all of the operating risks and rewards of these hotels and paid us a percentage of each hotel's revenue under the lease agreements. Therefore, for financial statement purposes through December 31, 2000, MeriStar Hotels recorded all of the operating revenues and expenses of the hotels in its statements of operations, and we recorded lease revenue earned under the lease agreements in our statement of operations. Effective January 1, 2001, MeriStar Hotels assigned the hotel leases to our newly created, wholly-owned, taxable REIT subsidiaries, and our taxable REIT subsidiaries in turn, entered into management agreement's with MeriStar Hotels to manage the hotels. As a result of this change in structure, our wholly-owned taxable REIT subsidiaries have assumed the operating risks and rewards of the hotels and now pay MeriStar Hotels a management fee to manage the hotels for them. For consolidated financial statement purposes, effective January 1, 2001, we now record all of the revenues and expenses of the hotels in our statements of operations, including the management fee paid to MeriStar Hotels.

Our total revenues and total operating expenses increased $129.9 million and $191.5 million, respectively, for the three months ended September 30, 2001 as compared to the same period in 2000. As described in the preceding paragraph, the significant increases primarily result from the fact that we now record the hotel operating revenue and expenses in our consolidated financial statements effective January 1, 2001, while we only recorded lease revenue in 2000. As a result, our operating results for the three months ended September 30, 2001 are not directly comparable to the same period in 2000.

For comparative purposes, the following shows the results for the three months ended September 30, 2000 on a proforma basis assuming the leases with MeriStar Hotels were converted to management contracts on January 1, 2000 compared to actual results for the three months ended September 30, 2001 (in thousands):

                                            2001      2000
                                            ----      ----
Revenue                                  $247,538   $286,920
Total expenses                            265,344    265,241
Minority Interest                            (989)     1,988
Taxes                                        (588)       394
Net (loss)/income before loss on sale
 of assets                                (16,229)    19,297
Net (loss)/income                         (17,302)    19,297
Recurring EBITDA                           45,804     79,174
Recurring FFO, diluted                     15,444     51,899

The following table provides our hotels' operating statistics on a same store basis for the three months ended September 30, 2001 and 2000.

                                      2001          2000        Change
                                      ----          ----        ------
Revenue per available room          $64.14        $ 76.43       (16.1)%
Average daily rate                  $97.66        $103.78        (5.9)%
Occupancy                             65.7%          73.6%      (10.7)%

Overall, disruptions in business and leisure travel patterns and travel safety concerns due to the terrorist attacks on September 11, 2001 and the slowing United States economy had a major negative effect on the operations of our hotels during the third quarter of 2001. These events have been marked by a sharp reduction in business travel, as well as leisure travel. This is reflected in the 16.1% reduction in revenue per available room and the 10.7% reduction in occupancy in the third quarter 2001 compared to 2000.

Total revenue decreased $39.4 million to $247.5 million in 2001 from $286.9 million in 2000 primarily due to:
     . a $27.0 million decrease in room revenue due to a decrease in occupancy; . a $7.8 million decrease in food and beverage revenue due to a decrease in occupancy; and
     . a $4.0 million decrease in lease revenue due to a smaller number of leased hotels compared to 2000.

Total expenses were nearly constant at $265.3 million for the three months ended September 30, 2001 compared to $265.2 million for the same period in 2000 due primarily to:
     . $2.0 million in FelCor merger costs;
     . $1.1 million in restructuring charges due to the terminated merger agreement with FelCor;
     . a $2.2 million increase in interest costs due to $500 million senior unsecured notes sold in January 2001;
     . a $3.9 million increase in amortization; partially offset by . a $3.5 million decrease in room expenses due to lower occupancy; and . a $4.4 million decrease in food and beverage expenses due to lower occupancy.

Recurring earnings before interest expense, income taxes, depreciation and amortization, or recurring EBITDA, is presented before the effect of non-recurring items; FelCor merger costs, and restructuring charges. Recurring EBITDA decreased $33.4 million to $45.8 million in 2001 from $79.2 million in 2000. The decrease is due primarily to decreased room and food and beverage revenue resulting from travel safety concerns and the slowdown of the economy.

In the third quarter of 2001, we sold one hotel and received $2.4 million. This resulted in a loss of $1.1 million, net of tax.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000.

Our total revenues and total operating expenses increased $591.1 million and $612.6 million, respectively, for the nine months ended September 30, 2001 as compared to the same period in 2000. As described above, the significant increases primarily result from recording the hotel operating revenue and expenses of hotels previously leased to MeriStar Hotels in our consolidated financial statements effective January 1, 2001, while we only recorded lease revenue in 2000. As a result, our operating results for the nine months ended September 30, 2001 are not directly comparable to the same period in 2000.

For comparative purposes, the following shows the results for the nine months ended September 30, 2000 on a proforma basis assuming the leases with MeriStar Hotels were converted to management contracts on January 1, 2000 compared to actual results for the nine months ended September 30, 2001 (in thousands):

                                           2001      2000
                                           ----      ----
Revenue                                  $857,389  $909,917
Total expenses                            832,014   814,007
Minority Interest                           2,132     8,796
Taxes                                         814     1,742
Net income before gain/(loss) on sale
 of assets and extraordinary items         22,429    85,372
Net Income                                 19,073    91,851
Recurring EBITDA                          224,164   266,565
Recurring FFO, diluted                    132,821   181,127

The following table provides our hotels' operating statistics on a same store basis for the nine months ended September 30, 2001 and 2000.

                                      2001           2000           Change
                                  ------------   -------------   ------------
Revenue per available room          $ 74.86         $ 80.01         (6.4)%
Average daily rate                  $107.73         $108.30         (0.5)%
Occupancy                              69.5%           73.9%        (6.0)%


Overall, disruptions in business and leisure travel patterns and travel safety concerns due to the terrorist attacks on September 11, 2001 and the slowing United States economy had a major negative effect on our hotels during the nine month period of 2001. The events have been marked by a sharp reduction in business travel, as well as leisure travel. This is reflected in the 6.4% reduction in revenue per available room and the 6.0% reduction in occupancy for the 2001 period compared to the 2000 period. This slowdown became more pronounced during the third quarter of 2001.

Total revenue decreased $52.5 million to $857.4 million in 2001 from $909.9 million in 2000 due primarily to
     . a $37.2 million decrease in room revenue related to the decrease in occupancy;
     . a $10.4 million decrease in food and beverage revenue due to the decrease in occupancy; and
     . a $4.8 million decrease in lease revenue due to a smaller number of leased hotels compared to 2000.

Total expenses increased $18.0 million to $832.0 million for the nine months ended September 30, 2001 from $814.0 million for the same period in 2000 due primarily to:
     .  $9.3 million in swap termination costs;
     .  the $2.1 million write down of our investment in STS Hotel Net;
     .  $5.8 million in FelCor merger costs;
     . $1.3 million in costs to terminate leases with Prime Hospitality Corporation;
     . $1.1 million in restructuring charges due to the terminated merger agreement with FelCor;
     . a $2.2 million increase in interest costs due to $500 million senior unsecured notes sold in January 2001;
     . an increase in depreciation on hotel assets of $4.4 million; and . a $4.2 million increase in property operating costs due primarily to a
        $3.5 million increase in energy costs; partially offset by . a $4.7 million decrease in room expenses due to lower occupancy; and . a $6.1 million decrease in food and beverage expenses due to lower occupancy.

Recurring EBITDA is presented before the effect of non-recurring items; the swap termination costs, the write down of our investment in STS

Hotel Net, FelCor merger costs, costs to terminate leases with Prime Hospitality Corporation and restructuring charges. Recurring EBITDA decreased $42.4 million to $224.2 million in 2001 from $266.6 million in 2000. These decrease is due primarily to decreased room and food and beverage revenue resulting from travel safety concerns and the slowdown of the economy.

In 2001, we paid down $300 million of term loans under our revolving credit facility. This resulted in an extraordinary loss of $1.2 million, net of tax effect.

In 2001, we sold two hotels and received $9.7 million. This resulted in a loss of $2.1 million, net of tax.

The White Paper on Funds From Operations, or FFO, approved by the Board of Governors of the National Association of Real Estate Investment Trusts or NAREIT in October 1999 defines FFO as net income (loss), computed in accordance with generally accepted accounting principles or GAAP, excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for our portion of these items related to unconsolidated partnerships and joint ventures. Extraordinary items under GAAP are excluded from the calculation of FFO. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our financial performance or to cash flow from operating activities determined in accordance with GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

We present recurring FFO as a measure of our performance. Recurring FFO represents FFO, as defined above, adjusted for significant non-recurring items. The following is a reconciliation between income before gain/(loss) on the sale of assets and extraordinary items and recurring FFO on a diluted basis for the three and nine months ended September 30, 2001 and on a proforma basis for the three and nine months ended September 30, 2000 (in thousands):

                                                          Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                       2001               2000             2001             2000
                                                 --------------     --------------     --------------    -------------
Income before gain/(loss) on sale of assets and
extraordinary items                                    $(16,229)           $19,297           $ 22,429         $ 85,372
Minority interest to Common OP Unit Holders              (1,132)             1,847              1,707            8,373
Interest on convertible debt                              1,832              1,833              5,497            5,656
Hotel depreciation and amortization                      27,965             27,380             84,197           80,184
Deferred cost of sale of asset                                -              1,542                  -            1,542
Non-recurring items (net of minority interests
and income taxes):
   Swap termination costs                                     -                  -              8,998                -
   Write down of investment in STS Hotel Net                  -                  -              2,046                -
   FelCor merger costs                                    1,955                  -              5,622
   Costs to terminate leases with Prime                                                                              -
      Hospitality Corporation                                 -                  -              1,272
   Restructuring charge                                   1,053                  -              1,053                -
                                                 --------------     --------------     --------------    -------------

Recurring FFO, diluted                                 $ 15,444            $51,899           $132,821         $181,127
                                                 ==============     ==============     ==============    =============

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin or SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 addresses lessor revenue recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified revenue target. SAB No. 101 requires the deferral of contingent rental income until specified targets are met. This SAB relates only to the recognition of our lease revenue in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases. During

2000, the effect of SAB No. 101 was material to our condensed consolidated financial statements, as it required that we record additional rental income of $19,032 for the three months ended September 30, 2000 and to defer rental income $40,290 for the nine months ended September 30, 2000 that was contractually due under the leases.

The overall effect of SAB No. 101 on our financial statements for the three months ended September 30, 2000 is as follows (in thousands):


                                      Prior to Effect      Effect     After Effect
                                             of              of            of
                                        SAB No. 101     SAB No. 101    SAB No. 101
                                      ----------------  ------------  -------------

Net operating income                      $ 56,093         $19,032        $ 75,125
Interest expense                           (29,108)              -         (29,108)
Minority interests                          (2,285)         (1,631)         (3,916)
Income taxes                                  (494)           (348)           (842)
                                          --------         -------        --------
Net income                                $ 24,206         $17,053        $ 41,259
                                          ========         =======        ========

The overall effect of SAB No. 101 on our financial statements for the nine months ended September 30, 2000 is as follows (in thousands):

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
                                          ========         ========       ========

The effect of SAB No. 101 was not material to us for the three and nine months ended September 30, 2001 as substantially all of our leases are held in wholly-owned taxable subsidiaries, and the related lease revenue and expense is eliminated in the consolidation of our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We generated $120.9 million of cash from operations during the first nine months of 2001. Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. We expect to fund our continuing operations through cash generated by our hotels. We also expect to finance hotel acquisitions, hotel renovations and joint venture investments through a combination of internally generated cash, external borrowings, and the issuance of operating partnership units and/or common stock.

Additionally, we must distribute to stockholders at least 90% of our taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to real estate investment trusts under the Internal Revenue Code. We expect to fund such distributions through cash generated from operations and borrowings on our credit facility. In light of the dramatic business declines since the September 11, 2001 terrorist attacks, we expect our taxable income to decrease significantly in the current year and next year. We have already distributed amounts in excess of 90% of our estimated taxable income for 2001. As a result, we are evaluating the amount, if any, of quarterly distributions for the remainder of 2001 and 2002, although we currently believe it is unlikely we will make a distribution for the fourth quarter of 2001. We expect to finalize this evaluation near the conclusion of each upcoming calendar quarter.

Uses of Cash

We used $56.8 million of cash in investing activities during the nine months ended September 30, 2001, primarily for
  . the $36.0 million note receivable with MeriStar Hotels; and . capital expenditures at hotels; partially offset by . hotel operating cash received on lease conversions; and . proceeds from selling two hotels.

We used $17.0 million of cash in financing activities during the nine months ended September 30, 2001 primarily from:
  . payment of dividends and distributions, and . additional deferred financing costs related to issuing the $500 million of senior unsecured notes; partially offset by . net borrowings under our credit facilities.

In January 2001, we sold $500 million of senior unsecured notes. The senior unsecured notes include:
  . $300 million in notes with a 9.0% interest rate which mature on January 15, 2008, and
  . $200 million in notes with a 9.13% interest rate which mature on January 15, 2011.

The proceeds were used to repay outstanding debt under our revolving credit facility and to make payments to terminate certain swap agreements that hedged variable interest rates of the loans that we repaid. The repayments of our term loans under our credit facility resulted in an extraordinary loss of $1.2 million, net of tax. As of September 30, 2001, we had $190 million available under the senior secured credit facility. The weighted average interest rate on borrowings outstanding under the senior secured credit facility as of September 30, 2001 was 4.73%.

Our senior credit facility requires us to meet or exceed certain financial
performance ratios at the end of each quarter.   Travel disruptions and safety
concerns following the terrorist attacks on September 11, 2001 and the slowdown of the national economy resulted in a significant negative impact to the lodging industry and our operations. This decline in operations would have caused us to be out of compliance with certain financial covenants specified in our senior credit agreement. However, on October 24, 2001, we finalized a waiver on all affected financial covenants with our senior bank group. This waiver to the credit agreement allows these financial covenants to be waived for the period beginning, September 30, 2001 and ending, February 28, 2002. We incurred $1.0 million of costs relating to the waiver. We are currently working with our senior bank group on an amendment to our senior credit agreement.

We expect capital for renovation work to be provided by a combination of internally generated cash and external borrowings. Initial renovation programs for most of our hotels are complete or nearing completion. Once initial renovation programs for a hotel are completed, we have historically expected to spend approximately 4% of annual hotel revenues for ongoing capital expenditure programs, including room and facilities refurbishments, renovations, and furniture and equipment replacements. For the nine months ended September 30, 2001, we spent $31.8 million on renovation and ongoing property capital expenditure programs. We intend to spend an additional $12-$15 million during 2001 to complete our renovation programs and for our ongoing capital expenditure programs. In response to the decline in our operations following the September 11, 2001 terrorist attacks and the slowdown in the national economy, we have significantly curtailed our capital expenditure programs. As a result, we now may spend less than the 4% of annual hotel revenues for capital expenditures until our operations return to a more stabilized level. We have taken the following steps:

  . re-prioritized all capital expenditures to focus nearly exclusively on life-
    safety requirements;
  . deferred or canceled all discretionary capital expenditures that did not cause us to incur a substantial penalty; and . reviewed our estimated 2002 capital requirements in light of the revised business levels we are currently experiencing.

We will continue to monitor our capital requirements as compared to business levels, and will revise future capital expenditures as necessary.

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

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. For resort properties, demand is generally higher in winter and early spring. Since the majority of our hotels are non-resort properties, our operations generally have reflected non-resort seasonality patterns. We have historically lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters, although the disruptions caused by the September 11, 2001 attacks and their aftermath may cause disruptions to this pattern.

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

The table below, as of September 30, 2001, presents the principal amounts (in thousands of dollars) for our fixed and variable rate debt instruments, weighted-average interest rates by year of expected maturity, and fair values to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                               Long-term Debt
                            -----------------------------------------------------------------------------------
                                                        Average           Variable               Average
  Expected Maturity               Fixed Rate            Interest            Rate                Interest
                                                          Rate                                    Rate
------------------------    -------------------    -----------------     ---------------      -----------------
  2001                              $    1,911                  8.2%           $  7,500                 6.5%
  2002                                  15,897                  8.6%             32,000                 6.5%
  2003                                   8,589                  8.2%            377,000                 5.8%
  2004                                 171,168                  5.1%             69,000                 5.8%
  2005                                   9,265                  8.1%                  -                   -
  Thereafter                         1,022,583                  8.6%                  -                   -
                              ----------------    -----------------     ---------------      --------------
  Total                             $1,229,413                  8.1%           $485,500                 5.9%
                              ================    =================     ===============      ==============

  Fair Value at 9/30/01             $1,032,196                                 $485,500
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

As of September 30, 2001, we have four swap agreements with notional principal amounts totaling $400 million. These swap agreements provide hedges against the impact future interest rates have on our floating London Interbank Offered Rate or LIBOR rate debt instruments. The swap agreements effectively fix the 30-day LIBOR between 6.0% and 6.4%. Two of the swap agreement expired on September 30, 2001. The remaining two swap agreements expire between December 2002 and July 2003. For the three months ended September 30, 2001 and 2000, we have
(made)/received net payments of approximately $(2,458,000) and $1,267,000, respectively. For the nine months ended September 30, 2001 and 2000, we have
(made)/received net payments of approximately $(4,085,000) and $2,876,000, respectively.

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

As of September 30, 2001, after consideration of the hedge agreements described above, 83% of our debt was fixed and our overall weighted average interest rate was 7.5%.

Although we conduct business in Canada, the Canadian operations were not material to our consolidated financial position, results of operations or cash flows during the three and nine months ended September 30, 2001 and 2000. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three and nine months ended September 30, 2001 and 2000. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Forward-Looking Statements

Information both included in and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and described our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," anticipate," estimate," "believe," "intent,: or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospectus include, but are not limited to, changes in:
    .  slowdown of national economy;
    .  economic conditions generally and the real estate market specifically;
    . the impact of the September 11, 2001 terrorist attacks or other terrorist incidents;
    . legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts;
    .  disruptions to or restrictions on air travel;
    .  availability of capital;
    .  interest rates;
    .  competition;
    . supply and demand for hotel rooms in our current and proposed market areas; and
    . general accounting principles, policies and guidelines applicable to real estate investment trusts.

These risks and uncertainties, along with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2000 under "Risk Factors", should be considered in evaluating any forward-looking statements contained in this Form 10-Q.

ITEM 6:  EXHIBITS AND REPORTS ON FORM  8-K

     (a)  Exhibits - none
     (b)  Reports on Form 8-K

Current report on Form 8-K dated and filed on August 16, 2001, regarding the first amendment to the merger agreement with FelCor Lodging Trust Incorporated.

Current report on Form 8-K dated and filed on September 21, 2001, regarding the termination of the merger agreement with FelCor Lodging Trust Incorporated.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MeriStar Hospitality Corporation



Dated: November  8, 2001                /s/ John Emery
                                        ---------------------
                                        John Emery
                                        President and Chief Operating Officer