Form 10-K
period 2001-12-31
MERISTAR HOSPITALITY CORP
filed 2002-03-07
CIK 1012967

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

                     For fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

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

       Registrant's telephone number, including area code: (202) 295-1000

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered:
  -------------------                 ------------------------------------------
Common Stock, par value                       New York Stock Exchange
  $.01 per share

        Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ___.

     Based on the average sale price at March 5, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $753,622,272.

     The number of shares of the Registrant's common stock outstanding as of March 5, 2002 was 44,502,187.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Those portions of the Registrant's definitive proxy statement relating to Registrant's 2001 Annual Meeting of Stockholders which are incorporated into Items 10, 11, 12, and 13.

                                     PART I

ITEM 1. BUSINESS

                        MERISTAR HOSPITALITY CORPORATION

     MeriStar Hospitality Corporation is a real estate investment trust and owns a portfolio of upscale, full-service hotels. Our hotels are diversified geographically as well as by franchise and brand affiliations. As of December 31, 2001, we owned 112 hotels with 28,653 rooms. Our hotels are located in major metropolitan areas or rapidly growing secondary markets in the United States and Canada. A majority of the hotels are operated under nationally recognized brand names such as Hilton(R), Sheraton(R), Westin(R), Marriott(R), Radisson(R), Doubletree(R) and Embassy Suites(R).

     We believe the upscale, full-service segment of the lodging industry offers strong potential operating results and investment opportunites. The real estate market has recently experienced a significant slowdown in the construction of upscale, full-service hotels. Also, upscale, full-service hotels have particular appeal to both business executives and upscale leisure travelers. We believe the combination of these factors offers good potential ownership opportunities for us in this sector of the lodging industry.

     We were created on August 3, 1998, when American General Hospitality Corporation, a corporation operating as a real estate investment trust, merged with CapStar Hotel Company. In connection with the merger between CapStar and American General, we created MeriStar Hotels & Resorts, Inc., a separate publicly traded company, to be the lessee and manager of nearly all of our hotels. At December 31, 2001, MeriStar Hotels managed all of our hotels. We share certain key executive officers and five board members with MeriStar Hotels. Also, an intercompany agreement aligns our interests with the interests of MeriStar Hotels, with the objective of benefiting both companies' shareholders.

     Changes to the federal tax laws governing Real Estate Investment Trusts, or REITs, were enacted in 1999 and became effective on January 1, 2001. Under those changes, we are permitted to create subsidiaries that lease the properties we currently own, and these subsidiaries are taxable in a manner similar to subchapter C corporations. Because of these changes in the tax laws, we have formed a number of wholly-owned taxable subsidiaries to which subsidiaries of MeriStar Hotels assigned their participating leases. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay MeriStar Hotels a management fee. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements were structured to substantially mirror the economics and terms of the former leases.

BUSINESS

     Given the challenging operating environment that has resulted from a slowing economy coupled with the disruptions caused by the events of September 11, 2001, we intend to focus on maximizing the profitability of our existing hotels by actively overseeing their operation by MeriStar Hotels. In addition, we have taken steps to strengthen our balance sheet and to maintain financial flexibility and liquidity. We believe these steps will position us to take advantage of opportunities that may arise in the future.

The Intercompany Agreement

     We are a party to an intercompany agreement with MeriStar Hotels. So long as the agreement remains in effect, MeriStar Hotels is prohibited from making real property investments a REIT could make unless:

          . We are first given the opportunity, but elect not to pursue the investment;

          . The investment is on land already owned or leased by MeriStar Hotels or subject to a lease or purchase option in favor of MeriStar Hotels;

          . MeriStar Hotels will operate the property under a trade name owned by MeriStar Hotels; or

          . The investment is a minority investment made as part of a lease or management agreement arrangement. We have a right of first refusal with respect to any real property investment to be sold by MeriStar Hotels.

     The intercompany agreement will generally grant MeriStar Hotels the right of first refusal with respect to any management opportunity at any of our properties we do not elect to have managed by a hotel brand owner. We will make such an opportunity available to MeriStar Hotels only if we determine that:

          . Consistent with our status as a REIT, we must enter into a management agreement with an unaffiliated third party with respect to the property;

          .  MeriStar Hotels is qualified to be the manager of that property;
             and

          . The property is not to be operated by the owner of a hospitality trade name under that trade name.

     Because of the provisions of the intercompany agreement, we are restricted in the nature of our business and the opportunities we may pursue.

Provision of Services

     We may provide each other with services as we may reasonably request from time to time. These may include administrative, renovation supervision, corporate, accounting, financial, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services. We believe we compensate each other in an amount that would be charged by an unaffillated third party for comparable services. The arrangements relating to the provision of these services were not subject to arm's-length negotiation.

Equity Offerings

     If we or MeriStar Hotels desire to engage in a securities issuance, the issuing party will give notice to the other party as promptly as practicable of its desire to engage in a securities issuance. The notice will include the proposed material terms of such issuance, to the extent determined by the issuing party, including whether the issuance is proposed to be pursuant to public or private offering, the amount of securities proposed to be issued and the manner of determining the offering price, and other terms of the securities. The non-issuing party will cooperate with the issuing party to effect any securities issuance of the issuing party by assisting in the preparation of any registration statement or other document required in connection with the issuance and, in connection with that issuance, providing the issuing party with such information as may be required to be included in the registration statement or other document.

Term

     The intercompany agreement will terminate upon the earlier of August 3, 2008, or the date of a change in ownership or control of MeriStar Hotels.

Loan to MeriStar Hotels

     We are obligated to lend MeriStar Hotels up to $50 million for general corporate purposes under a revolving credit agreement. The interest rate on the revolving credit facility equals 650 basis points over the 30-day London Interbank Offered Rate and the maturity date of the facility is the 91st day following the maturity of MeriStar Hotels' senior credit facility, as amended, restated, refinanced or renewed. As of December 31 2001, there was $36.0 million outstanding under this revolving credit agreement. We amended the revolving credit agreement with MeriStar Hotels to include covenants similar to those in its senior credit facility.

     MeriStar Hotels also issued us a term note effective January 1, 2002. This $13.1 million term note refinances outstanding accounts payable MeriStar Hotels owed to us. The term note bears interest at 650 basis points over the 30-day LIBOR. The maturity date is the same as that of the revolving credit agreement.

Recent Events

Amendment to our Senior Secured Credit Agreement

     In December 2001, we amended our senior secured credit agreement to allow us to extend the maturity of the revolving credit facility from July 2002 to July 2003 and provide financial covenant relief through the maturity of the facility, among other revisions.

     On February 25, 2002, we amended our revolving credit agreement. The amendment allows us to reduce the revolving commitments to below $300 million. On March 1, 2002, we reduced the borrowing capacity on our revolving credit agreement from $310 million to $150 million.

Senior Note Offerings

     On February 7, 2002, our operating partnership and MeriStar Hospitality Finance Corp. III, a wholly owed subsidiary of our operating partnership, issued $200 million aggregate principal amount of 9.125% senior notes due 2011 to "Qualified Institutional Buyers" as defined in Rule 144A under the Securities Act of 1933.

     On December 19, 2001, our operating partnership and MeriStar Hospitality Finance Corp. II, a wholly owned subsidiary of our operating partnership, issued $250 million aggregate principal amount of 10.50% senior notes due 2009 to "Qualified Institutional Buyers" as defined in Rule 144A under the Securities Act of 1933.

     These notes are unsecured obligations of our operating partnership and the wholly owned subsidiary. We and a number of our direct and indirect subsidiaries guarantee payments of principal and interest on the notes on a senior unsecured basis. We used the net proceeds of approximately $423.0 million from these offerings to repay outstanding term loans and revolving indebtedness under our senior secured credit agreement.

REIT Modernization Act

     Until January 1, 2001, in order to maintain our tax status as a REIT, we were not permitted to engage in the operations of our hotel properties. To comply with this requirement, we leased all of our real property to third-party lessee/managers - MeriStar Hotels and Prime Hospitality. On January 1, 2001, changes to the U.S. federal tax laws governing REITs, commonly known as the "REIT Modernization Act" became effective. As a result, we are now permitted to create taxable subsidiaries, which are subject to taxation similar to a subchapter C-Corporation, and are permitted to lease our real property.

     Although a taxable subsidiary may lease real property, it is restricted from being involved in certain activities prohibited by the REIT Modernization Act. First, a taxable subsidiary is not permitted to manage the properties itself; it must enter into an "arm's length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners. Second, the taxable subsidiary is not permitted to lease a property that contains gambling operations. Third, the taxable subsidiary is restricted from owning a brand or franchise.

     We believe establishing taxable subsidiaries to lease our properties provides a more efficient alignment of and ability to capture the economic interests of property ownership. In 2000, we established a subcommittee of independent members of our Board of Directors to negotiate the transfer of our existing leases with subsidiaries of MeriStar Hotels to our taxable subsidiaries. Accordingly, effective January 1, 2001, our taxable subsidiaries executed agreements with subsidiaries of MeriStar Hotels. These agreements assigned our existing leases to our taxable subsidiaries. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels for each property they previously leased. The management agreements were structured to substantially mirror the economics of the former lease agreements.

The Management Agreements

MeriStar Hotels manages all 112 of our hotels under management agreements with our taxable subsidiaries.

Management Fees and Performance Standards

     Each taxable subsidiary pays MeriStar Hotels a management fee for each hotel equal to a specified percentage of aggregate hotel operating revenues, increased or reduced, as the case may be, by 20% of the positive or negative difference between:

          . The actual excess of total operating revenues over total operating expenses; and
          . A projected excess of total operating revenues over total operating expenses.

     The total management fee for a hotel in any fiscal year will not be less than 2.5% or greater than 4.0% of aggregate hotel operating revenues.

Term and Termination

     The management agreements with MeriStar Hotels generally have initial terms of 10 years with three renewal periods of five years each, except for four management agreements which have initial terms of one year which renew annually thereafter. A renewal will not go into effect if a change in the federal tax laws permits us or one of our subsidiaries to operate the hotel directly without adversely affecting our ability to qualify as a REIT or if MeriStar Hotels elects not to renew the agreement. We may elect not to renew the management agreements only as provided below.

     Our taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is not restored after a significant casualty loss. Upon that termination, the relevant taxable subsidiary will be required to pay MeriStar Hotels the fair market value of the management agreement. That fair market value will be equal to the present value of the remaining payments (discounted using a 10% rate) of the existing term under the agreement, based on the operating results for the 12 months preceding the termination. Our taxable subsidiaries will be able to credit against any termination payments, the present value of projected fees (discounted using a 10% rate) under any management agreements or leases entered into between MeriStar Hotels and us (or our subsidiaries) after August 3, 1998.

     If a hotel's gross operating profit is less than 85% of the amount projected in the hotel's budget in any fiscal year and gross operating profit from that hotel is less than 90% of the projected amount in the next fiscal year, our taxable subsidiaries will have the right to terminate the management agreement for the hotel, unless:

          . We did not materially comply with the capital expenditures contemplated by the budget for either or both of the applicable fiscal years; or
          . MeriStar Hotels cures the shortfall by agreeing to reduce its management fee for the next fiscal year by the amount of the shortfall between the actual operating profit for the second fiscal year and 90% of the projected gross operating profit for that year.

     MeriStar Hotels can only use the cure right once during the term of each management agreement.

Assignment

          MeriStar Hotels does not have the right to assign a management agreement without the prior written consent of the relevant taxable subsidiary. A change in control of MeriStar Hotels will require the consent of the relevant taxable subsidiary, and that subsidiary may grant or withhold its consent in its sole discretion.

Acquisition Strategy

     We focus our attention on investments in hotels located in markets with economic, demographic and supply dynamics favorable to hotel owners. Through an extensive due diligence process, we select those acquisition targets where we believe selective capital improvements and well selected third-party management will increase the hotel's ability to attract key demand segments, enhance hotel operations and increase long-term value. In order to evaluate the relative merits of each investment opportunity, our senior management and MeriStar Hotels create detailed plans covering all areas of renovation and operation. These plans serve as the basis for our acquisition decisions and guide subsequent renovation and operating plans.

     Until January 1, 2001, in order to maintain our qualification as a REIT, we were required to make annual distributions to our stockholders of at least 95% of our real estate investment trust taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. After January 1, 2001, pursuant to the REIT Modernization Act, the percentage of required annual distributions was reduced to 90%. As a result of this annual distribution requirement, we rely heavily on our ability to raise new capital through debt and equity offerings in order to complete acquisitions. That ability is dependent on the then-current status of the capital markets.

Competition

     We compete primarily in the upper upscale sector of the full-service segment of the lodging industry. Each geographic market where we own hotels has other full- and limited-service hotels that compete with our hotels. Competition in the U.S. lodging industry is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities offered, quality of customer service and overall product.

Employees

     As of December 31, 2001, we employed approximately 30 persons, all of whom work at our corporate headquarters.

Franchises

     We employ a flexible branding strategy based on each particular hotel's market environment and other unique characteristics. Accordingly, we use various national brand names pursuant to licensing arrangements with national franchisors. We have included a listing of all of our properties, along with the affiliated brand names, under Item 2 of this Form 10-K.

Governmental Regulation

     Americans with Disabilities Act - Under the Americans with Disabilities Act, all public accommodations are required to meet certain requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA required upgrades to our hotels, a determination that we are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We are likely to incur additional costs of complying with the ADA; however, such costs are not expected to have a material adverse effect on our results of operations or financial condition.

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

     Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership and operation of the hotels, we could be held liable for the costs of remedial action with respect to the regulated substances and storage tanks and claims related thereto. Activities have been undertaken to close or remove storage tanks located on the property of several of the hotels.

     All of our hotels have undergone Phase I environmental site assessments, which generally provide a nonintrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental engineer. The purpose of a Phase I is to identify potential sources of contamination for which the hotels may be responsible and to assess the status of environmental regulatory compliance. The Phase I assessments have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operations or financial condition, nor are we aware of any material environmental liability or concerns. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

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

The Operating Partnership

     The following summary information is qualified in its entirety by the provisions of the MeriStar Hospitality Operating Partnership, L.P. limited partnership agreement. We have filed a copy of that agreement as an exhibit to this Form 10-K.

     MeriStar Hospitality Operating Partnership, L.P., our subsidiary operating partnership, holds, both directly and indirectly, substantially all of our assets. We are the sole general partner of our operating partnership; we and approximately 104 other persons and entities are limited partners of the operating partnership. The partnership agreement of our operating partnership gives the general partner full control over the business and affairs of the operating partnership. The agreement also gives the general partner the right, in connection with the contribution of property to the operating partnership or otherwise, to issue additional partnership interests in the operating partnership in one or more classes or series. These issuances may have such designations, preferences and participating or other special rights and powers (including rights and powers senior to those of the existing partners) as the general partner may determine.

     Our operating partnership's partnership agreement provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units. As of March 5, 2002, the partners of the operating partnership own the following aggregate numbers of OP
Units:

     . We and our wholly-owned subsidiaries own a number of Common OP Units equal to the number of issued and outstanding shares of our common stock, par value $0.01;

     . Independent third parties own 4,115,590 OP Units (consisting of 2,759,210 Common OP Units, 964,223 Class C OP Units and 392,157 Class D OP Units).

     . Certain of our executive officers and executive officers of MeriStar Hotels, Inc. own 737,500 Profits-Only OP Units and 5,758 Common OP units.

     Holders of Common OP Units and Class B OP Units receive distributions per OP Unit equivalent to the dividend paid on each of our common shares. Holders of Class C OP Units receive a non-cumulative, quarterly distribution equal to $0.5575 per Class C OP Unit so long as the Common OP Units and Class B OP Units receive a distribution for such quarter and the dividend rate on our common stock has not exceeded $0.5575. Class C OP Units automatically convert into Common OP Units once that dividend rate is exceeded. Holders of Class D OP Units receive a 6.5% cumulative annual preferred return based on an assumed price per common share of $22.16; the return is compounded quarterly to the extent not paid on a current basis, and holders are entitled to a liquidation preference of $22.16 per Class D OP Unit. All net income and capital received by the operating partnership (after payment of the annual preferred return and, if applicable, the liquidation preference) will be shared by the holders of the Common OP Units in proportion to the number of Common OP Units in the relevant operating partnership owned by each such holder.

     Each Common OP Unit, Class B OP Unit, Class C OP unit and Class D OP Unit held by third parties is redeemable by the holder for one share of our common stock or, at our option, for cash in an amount equal to the market value of a share of common stock. In addition, we have the option to redeem the Class D OP Units at any time after April 1, 2000 at a price of $22.16 per share for cash or, at our option, for shares of common stock having a value equal to the redemption price. The holders have the option to redeem the Class D OP Units at any time after April 1, 2004 for cash or, at the holders' option, for shares of common stock having a value equal to $22.16.

     Profits-only OP Units are issued pursuant to our Profits-Only Operating Partnership Units Plan. We have filed this plan as an exhibit to this Form 10-K. Under that plan, holders of Profits-Only OP Units receive quarterly distributions equivalent to the dividend paid on our common stock.

RISK FACTORS

Financing Risks

     Our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

We are subject to the risks normally associated with debt financing, including the risks that:

     . Our cash flow from operations may be insufficient to make required payments of principal and interest;
     . We are unable to be able to refinance existing indebtedness, including secured indebtedness; and
     . The terms of any refinancing may not be as favorable as the terms of existing indebtedness.

We may be required to refinance our indebtedness, and the failure to refinance our indebtedness may have an adverse effect on us.

     As of February 15, 2002, we had $15.3 million of debt maturing in 2002, $75.6 million of debt maturing in 2003 and $171.2 million of debt maturing in 2004. If we do not have sufficient funds to repay our indebtedness at maturity, we may have to refinance the indebtedness through additional debt financing. This additional financing might include private or public offerings of debt securities and additional non-recourse or other collateralized indebtedness. If we are unable to refinance our indebtedness on acceptable terms, we might be forced to dispose of hotels or other assets on disadvantageous terms. This could potentially result in losses and adverse effects on cash flow from operating activities. If we are unable to make required payments of principal and interest on indebtedness secured by our hotels, these properties could be foreclosed upon by the lender with a consequent loss of income and asset value.

Our senior secured credit facility and other debt instruments have restrictive covenants that could affect our financial condition.

     As of February 15, 2002, we had approximately $67.0 million outstanding under our senior secured credit agreement. Our ability to borrow under the credit agreement is subject to financial covenants, including leverage and interest rate coverage ratios and minimum net worth requirements. Our credit agreement limits our ability to effect mergers, asset sales and change of control events, and limits dividends to the lesser of 90% of funds from operations and 100% of funds from operations less a capital reserve equal to 4% of gross room revenues. The credit agreement also contains a cross-default provision which would be triggered by a default or acceleration of $20 million or more of indebtedness secured by our assets or $5 million or more of any other indebtedness. The recent amendment to our credit facility limits dividends paid in each of the first three quarters of 2002 to the lesser of (1) $0.01 per share of common stock of MeriStar Hospitality Corporation or (2) $750,000.

     As of February 15, 2002, we had outstanding the following borrowings:

     . $300 million of senior unsecured notes due 2008 bearing interest at 9%;
     . $400 million of senior unsecured notes due 2011 bearing interest at 9.125%;
     . $250 million of senior unsecured notes due 2009 bearing interest at 10.50%;
     . $205 million of senior subordinated unsecured notes due 2007 bearing interest at a weighted-average annual rate of 8.71%; and
     . $154.3 million of outstanding convertible notes due 2004 bearing interest at 4.75%.

Some of our indirect subsidiaries have guaranteed the issuers' payment obligations under the senior unsecured notes on a senior unsecured basis. The issuers and the subsidiary guarantors have guaranteed our payment obligations under the senior subordinated notes on an unsecured, senior subordinated basis.

The indentures relating to all of the notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations, including limitations on:

     .    Incurring additional indebtedness and issuing capital stock;
     .    Declaring and paying dividends;
     .    Selling our assets;
     .    Conducting transactions with our affiliates; and
     .    Incurring liens.

Debt instruments we issue in future offerings will likely contain similar restrictive covenants.

We may be able to incur substantially more debt, which would increase the risks associated with our substantial leverage.

     Although the terms of our debt instruments restrict our ability to incur additional indebtedness, our organizational documents do not limit the amount of indebtedness we may incur. If we add new debt to our current debt, the related risks we now face could intensify and increase the risk of default on our indebtedness.

Rising interest rates could have an adverse effect on our cash flow and interest expense.

     Some of our borrowings under our credit facility bear interest at a variable rate. In addition, in the future we may incur indebtedness bearing interest at a variable rate, or we may be required to retain our existing indebtedness at higher interest rates. Accordingly, increases in interest rates could increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our other indebtedness.

Operating Risks

The recent economic slowdown and the September 11, 2001 terrorist attacks have adversely affected our REVPAR performance and, if it worsens or continues, these effects could be material.

     We have experienced declines in revenue per available room, or RevPAR, as follows:

     . 16.1% decline during the third quarter of 2001, as compared to the comparable period of 2000
     . 24.1% decline during the fourth quarter of 2001, as compared to the comparable period of 2000; and
     .    10.4% decline during full year 2001, as compared to full year 2000.

These declines are due to the economic slowdown that began in 2001, as well as the terrorist attacks of September 11, 2001. A sharper-than-anticipated decline in business and leisure travel was the primary cause of the declines, which were principally reflected in decreased occupancies. We expect that RevPAR in 2002 will decline approximately 2.5% compared to 2001. If the current economic slowdown worsens significantly or continues for a protracted period of time, the declines in occupancy could also lead to further declines in average daily room rates and could have a material adverse effect on our EBITDA, funds from operations and earnings.

     The economic slowdown and the resulting declines in RevPAR began in March 2001. Those trends are currently continuing. The decline in occupancy during the second, third and fourth quarters of 2001 has led to declines in room rates as hotels compete more aggressively for guests.

If the hotel industry is negatively affected by one or more particular risks, our operating results could suffer.

     Until January 1, 2001, we leased all but eight of our hotels to MeriStar Hotels. Each of those leases was a 12-year participating lease under which MeriStar Hotels was required to pay us a fixed base rent plus participating rent based on a percentage of revenues at the hotel. As a result of changes to the federal tax laws governing REITs, which became effective on January 1, 2001, MeriStar Hotels assigned those leases to our taxable REIT subsidiaries and those subsidiaries have entered into management agreements with MeriStar Hotels to manage our hotels. As a result of this new lease structure, we report operating revenues and expenses from the hotels subject to this new lease structure. Therefore, we are subject to the risk of fluctuating hotel operating margins at those hotels. Hotel operating expenses include but are not limited to wage and benefit costs, supplies, repair and maintenance expenses, utilities, insurance and other operating expenses. These operating expenses are more difficult to predict and control than percentage lease revenue, resulting in increased unpredictability in our operating margins.

     Various factors could adversely affect our hotel revenues, which are subject to all of the operating risks inherent in the lodging industry. These risks include the following:

          .    changes in general and local economic conditions;
          .    cyclical overbuilding in the lodging industry;
          .    varying levels of demand for rooms and related services;
          .    competition from other hotels, motels and recreational
               properties, some of which may be owned or operated by companies having greater marketing and financial resources than we do;
          .    dependence on business and commercial travelers and tourism, which may fluctuate and be seasonal;
          .    decreases in air travel;
          .    fluctuations in operating costs;
          .    the recurring costs of necessary renovations, refurbishment and improvements of hotel properties;
          .    changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs; and
          .    changes in interest rates and the availability of credit.

In addition, demographic, geographic or other changes in one or more of the markets of our hotels could impact the convenience or desirability of the sites of some hotels, which would in turn affect their operations. Also, due to the level of fixed costs required to operate full-service hotels, we generally cannot reduce significant expenditures necessary for the operation of hotels when circumstances cause a reduction in revenue.

Acts of terrorism, the threat of terrorism and the ongoing war against terrorism have impacted and will continue to impact our industry and our results of operations.

     The terrorist attacks of September 11, 2001 have had a negative impact on our hotel operations in the third and fourth quarters causing lower than expected performance in an already slowing economy. The events of September 11 have caused a significant decrease in our hotels' occupancy and average daily rate due to disruptions in business and leisure travel patterns, and concerns about travel safety. Major metropolitan area and airport hotels have been adversely affected by concerns about air travel safety and a significant overall decrease in the amount of air travel.

     Prior to the September 11 terrorist attacks, RevPAR at our hotels for the third quarter was down 8.9% from the RevPAR for the same period in 2000 and occupancy was down 4.5%. For the remainder of September following the terrorist attacks, RevPAR was down 41.7% from the corresponding period in 2000 and occupancy was down 34.3%. During October, November and December 2001, RevPAR was down 25.6%, 24.1%, and 21.7% respectively, and occupancy was down 17.5%, 15.8% and 13.2%, respectively, from the same periods in 2000.

     In addition, the September 11, 2001 terrorist attacks have had a dramatic effect on the insurance and reinsurance industries. Many countries are being subjected to losses or cancellations of insurance policies, or renewals of existing coverages but with extreme price increases. At our insurance policy renewals in mid-2002, we may be subject to restrictions as compared to our current coverage types or levels; price increases; or a combination of both restrictions and price increases.

     The September 11 terrorist attacks were unprecedented in scope, and in their immediate, dramatic impact on travel patterns. We have not previously experienced such events, and it is currently not possible to accurately predict if and when travel patterns will be restored to pre-September 11 levels. While we have had improvements in our operating levels from the period immediately following the attacks, we believe the uncertainty associated with subsequent incidents, threats and the possibility of future attacks will continue to hamper business and leisure travel patterns for the next several quarters.

We have significant operational and financing relationships with MeriStar Hotels, and MeriStar Hotels' operating or financial difficulties could adversely affect our hotels' operations or our financial position.

     MeriStar Hotels manages all 112 of our hotels. As a result, we depend heavily on MeriStar Hotels' ability to provide efficient, effective management services to our hotels. Although we monitor the peformance of our properties on an on-going basis, MeriStar Hotels is responsible for the day-to-day management of the properties. In addition to this operating relationship with MeriStar Hotels, we have a revolving credit agreement that allows MeriStar Hotels to borrow from us. That revolving credit agreement matures 91 days following the maturity of MeriStar Hotels' senior credit facility. The maturity date of MeriStar Hotels' senior credit facility is February 28, 2003. MeriStar Hotels has borrowed $36 million as of December 31, 2001 under their revolving credit agreement with us. MeriStar Hotels has incurred significant net losses of $(18.9) million and $(9.4) million for the years ended December 31, 2001 and 2000, respectively. If MeriStar Hotels were unable to continue in business as a hotel operator, we would have to find a new manager for our hotels. This transition could significantly disrupt the operations of our hotels, and lead to lower operating results from our properties. In addition, if MeriStar Hotels was unable to repay its borrowings from us, we would experience a loss from the write-off of this asset.

The lodging business is seasonal.

     Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters. This may not be true, however, for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Because of the September 11 events, our operating results for the 2001 third and fourth quarters were lower than expected. Seasonal variations in revenue at our hotels will cause quarterly fluctuations in our revenues. Events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel, may also adversely affect our earnings.

We may be adversely affected by the limitations in our franchise and licensing agreements.

     As of December 31, 2001, approximately 88% of our hotels were operated pursuant to existing franchise or license agreements with nationally recognized hotel brands. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. Those limitations may conflict with our philosophy, shared with MeriStar Hotels, of creating specific business plans tailored to each hotel and to each market. Standards are often subject to change over time, in some cases at the discretion of the franchisor, and may restrict a franchisee's ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with standards could require a franchisee to incur significant expenses or capital expenditures. Action or inaction on our part or by our third-party operator could result in a breach of standards or other terms and conditions of the franchise agreements, and could result in the loss or cancellation of a franchise license. Loss of franchise licenses without replacement would likely have an adverse effect on our hotel revenues.

     In connection with terminating or changing the franchise affiliation of a currently-owned hotel or a subsequently acquired hotel, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the
                                       12
underlying value of the hotel covered by the franchise due to the loss of associated name recognition marketing support and centralized reservation systems provided by the franchisor. The franchise agreements covering the hotels expire or terminate, without specified renewal rights, at various times and have differing remaining terms. As a condition to renewal, the franchise agreements frequently comtemplate a renewal application process, which may require substantial capital improvements to be made to the hotel. Unexpected capital expenditures could adversely affect our results of operations and our ability to make payments on our indebtedness.

The lodging industry is highly competitive.

     We have no single competitor or small number of competitors that are considered to be dominant in the industry. We operate in areas that contain numerous competitors, some of which may have substantially greater resources than us. Competition in the lodging industry is based generally on location, availability, room rates or accommodations price, range and quality of services and guest amenities offered. New or existing competitors could significantly lower rates, offer greater conveniences, services or amenities; or significantly expand, improve or introduce new facilities in markets in which we compete. All of these factors could adversely affect our operations and the number of suitable business opportunities.

Costs of compliance with environmental laws could adversely affect our operating results.

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

    Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership and operation of the hotels, we could be held liable for the costs of remedial action with respect to the regulated substances and storage tanks and claims related thereto. Activities have been undertaken to close or remove storage tanks located on the property of several of the hotels.

     All of our hotels have undergone Phase I environmental site assessments, which generally provide a nonintrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental engineer. The purpose of a Phase I is to identify potential sources of contamination for which the hotels may be responsible and to assess the status of environmental regulatory compliance. The Phase I assessments have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operations or financial condition, nor are we aware of any material environmental liability or concerns. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

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

     A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. MeriStar Hotels believes our hotels are substantially in compliance with these requirements or, in the case of liquor licenses, that they have or will promptly obtain the appropriate licenses. Compliance with, or changes in, these laws could reduce the revenue and profitability of our hotels and could otherwise adversely affect our revenues, results of operations and financial condition.

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

We have a high concentration of hotels in the upscale, full-service segment, which may increase our susceptibility to an economic downturn.

     As a percentage of total rooms, we currently have 85% of our hotels in the upper-upscale, full-service segment. This hotel segment generally demands higher room rates. In an economic downturn, hotels in this segment may be more susceptible to a decrease in revenues, as compared to hotels in other segments that have lower room rates. This characteristic may result from hotels in this segment generally targeting business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting trips or seeking to reduce costs on their trips. This could have a material adverse effect on our revenues and results of operations.

Corporate Structure Risks

We have overlapping officers and directors with MeriStar Hotels.

     We share five of the ten members of our board of directors and several senior executives with MeriStar Hotels. Our relationship with MeriStar Hotels is governed by an intercompany agreement. That agreement restricts each party from taking advantage of business opportunities without first presenting those opportunities to the other party. We may have conflicting views with MeriStar Hotels on operation and management of our hotels, and with respect to lease arrangements, acquisitions and dispositions. Inherent potential conflicts of interest will be present in all of the numerous transactions among MeriStar Hotels and us.

We have restrictions on our business and on our future opportunities that could affect our business.

     We are a party to an intercompany agreement with MeriStar Hotels. So long as the agreement remains in effect, MeriStar Hotels is prohibited from making real property investments a REIT could make unless:

          . We are first given the opportunity, but elect not to pursue the investments;
          . The investment is on land already owned or leased by MeriStar Hotels or subject to a lease or purchase option in favor of MeriStar Hotels;
          . MeriStar Hotels will operate the property under a trade name owned by MeriStar Hotels; or
          . The investment is a minority investment made as part of a lease or management agreement.

     The intercompany agreement generally grants MeriStar Hotels the right of first refusal with respect to any management opportunity at any of our properties we do not elect to have managed by a hotel brand owner. We will make such an opportunity available to MeriStar Hotels only if we determine that:

          . Consistent with our status as a real estate investment trust, we must enter into a management agreement with an unaffiliated third party with respect to the property;
          .    MeriStar Hotels is qualified to be the manager of that property;
               and
          . We decide to have the property operated by the owner of a hospitality trade name under that trade name.

Because of the provisions of the intercompany agreement, we are restricted in the nature of our business and the opportunities we may pursue.

In addition, under the intercompany agreement, each party must cooperate with the other party to effect any securities issuance of the other party by assisting in the preparation of any registration statement or other document required in connection with the issuance.

We may have conflicts relating to sale of hotels subject to management agreements.

     Our management agreements with MeriStar Hotels require us to pay a termination fee to MeriStar Hotels if we elect to sell a hotel or if we elect not to restore a hotel after a casualty. We must pay this fee if we do not replace the hotel with another hotel subject to a management agreement with a fair market value equal to the fair market value of MeriStar Hotels' remaining management fee due under the management agreement to be terminated. Where applicable, the termination fee is equal to the present value of the remaining payments (discounted using a 10% rate) of the existing term under the agreement, based on the operating results of the hotel for the 12 months preceding termination. Our decision to sell a hotel may, therefore, have significantly different consequences for MeriStar Hotels and us.

We lack control over management and operations of the hotels.

     We depend on the ability of MeriStar Hotels to operate and manage our hotels. In order to maintain our REIT status, we cannot operate our hotels. As a result, we are unable to directly implement strategic business decisions for the operation and marketing of our hotels, such as decisions with respect to the setting of room rates, food and beverage operations and similar matters.

Our relationship with MeriStar Hotels could have a negative impact on our acquisitions.

     Our relationship with MeriStar Hotels could negatively impact our ability to acquire additional hotels because hotel management companies, franchisees and others who would have approached us with acquisition opportunities in hopes of establishing lessee or management relationships may not do so knowing that we will rely primarily on MeriStar Hotels to manage the acquired properties. These persons may instead provide acquisition opportunities to hotel companies that will allow them to manage the properties following the sale. This could have a negative impact on our acquisition activities in the future.

There are potential conflicts of interest relating to our relationship with MeriStar Hotels

     The terms of the intercompany agreement were not negotiated on an arm's-length basis. Because the two companies share some of the same executive officers and directors, there is a potential conflict of interest with respect to the enforcement and termination of the intercompany agreement to our benefit and to the detriment of MeriStar Hotels, or to the benefit of MeriStar Hotels and to our detriment. Furthermore, because of the independent trading of the two companies, stockholders in each company may develop divergent interests which could lead to conflicts of interest. The divergence of interests could also reduce the anticipated benefits of our intercompany agreement with MeriStar Hotels.

Federal Income Tax Risks

We are a REIT, and our failure to qualify as a REIT will result in additional tax liability and will likely reduce the amount available for payment on our indebtedness.

     We have operated and intend to continue to operate in a manner designed to permit us to qualify as a REIT for federal income tax purposes. To qualify as a REIT, we must apply highly technical and complex provisions of the Internal Revenue Code of 1986. Some of these provisions have only limited judicial or administrative interpretations. In addition, there are no judicial or administrative interpretations with respect to the REIT Modernization Act. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. The complexity of these provisions and of the applicable income tax regulations promulgated under the Internal Revenue Code is greater in the case of a real estate investment trust that holds its assets through a partnership, as we do. Legislation, new regulations, administrative interpretations or court decisions may change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

     If we fail to qualify as a REIT in any taxable year, we will not be allowed a deduction for distributions to our stockholders in computing our taxable income. We will also be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at the applicable corporate rate. In addition, unless we were entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our REIT qualification. This disqualification would reduce our funds available for payments on our indebtedness because of our additional tax liability for the year or years involved.

     We would likely cease to qualify as a REIT if the Internal Revenue Service were successfully to determine:

          . Our operating partnership should properly be treated as a corporation for federal income tax purposes; or
          . Any of the other partnerships or the joint ventures or limited liability companies in which we or the operating partnership holds an interest is properly treated as a corporation for federal income tax purposes.

The imposition of a corporate tax on any of these entities, with an accompanying loss of our real estate investment trust status, could substantially reduce the amount of cash available for payment on our indebtedness.

     If we were to fail to qualify as a REIT, we no longer would be subject to the distribution requirements of the Internal Revenue Code. To the extent that distributions to stockholders would have been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or to liquidate assets to pay the applicable corporate income tax. Although we currently operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us to decide to revoke the REIT election.

Because we are a REIT, we are required to distribute most of our taxable income. This may have an effect on our ability to make payments on our indebtedness.

     To obtain the favorable tax treatment accorded to REITs under the Internal Revenue Code, we generally will be required each year to distribute to our stockholders at least 90% of our REIT income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to income tax on any undistributed REIT taxable income and net capital gain, and to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay with respect to any calendar year are less than the sum of:

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

     We intend to make distributions to our stockholders to comply with the distribution provisions of the Internal Revenue Code and generally to avoid federal income taxes and the nondeductible 4% excise tax. Our income will consist primarily of our share of income of our operating partnership and our cash flow will consist primarily of our share of distributions from the operating partnership. It is possible, however, that certain events could in the future require us to borrow funds directly or through our operating partnership on a short- or long-term basis to meet the distribution requirements necessary for us to continue to qualify as a REIT, and avoid federal income taxes and the 4% nondeductible excise tax. These possible events include differences in timing between the receipt of income and the payment of expenses in arriving at our taxable income or the taxable income of our operating partnership, the effect of nondeductible capital expenditures, and the creation of reserves or required debt amortization payments. In these circumstances, we might need to borrow funds directly in order to avoid adverse tax consequences even if we believe that the then-prevailing market conditions generally are not favorable for those borrowings or that those borrowings are not advisable in the absence of those tax considerations.

     We will determine our operating partnership's distributions. The amount of those distributions is dependent on a number of factors, including:

          .    the amount of cash available for distribution;
          .    our operating partnership's financial condition;
          .    our decision to reinvest funds rather than to distribute the funds;
          .    restrictions in our debt instruments;
          .    the operating partnership's capital expenditure requirements;
          .    the annual distribution requirements under the REIT provisions of the Internal Revenue Code; and
          .    other factors as we deem relevant.

Although we intend to continue to satisfy the annual distribution requirement to avoid corporate income taxation on the earnings that we distribute, we may not be able to do so.

Other Risks

We rely on the knowledge and experience of some key personnel, and the loss of these personnel may have a material adverse effect on our operations.

     We place substantial reliance on the lodging industry knowledge and experience and the continued services of our senior management, led by Paul W. Whetsell and John Emery. While we believe that, if necessary, we could find replacements for these key personnel, the loss of their services could have a material adverse effect on our operations. In addition, Messrs. Whetsell and Emery are currently engaged, and in the future will continue to engage, in the management of MeriStar Hotels. Messrs. Whetsell and Emery may experience conflicts of interest in allocating management time, services and functions between MeriStar Hotels and us.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Information both included and incorporated by reference in this annual report on Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

          .    the current slowdown of the national economy;
          .    economic conditions generally and the real estate market
               specifically;
          .    the impact of the September 11, 2001 terrorist attacks or actual or threatened future terrorist incidents;
          .    legislative/regulatory changes, including changes to laws
               governing the taxation of REITs;
          .    availability of capital;
          .    interest rates;
          .    competition;
          .    supply and demand for hotel rooms in our current and proposed market areas; and
          .    changes in general accounting principles, policies and guidelines applicable REITs.

These risks and uncertainties, along with the risk factors discussed above under "Risk Factors", should be considered in evaluating any forward-looking statements contained in this supplemental information.

     We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise, other than as required by law.

ITEM 2. PROPERTIES

     We maintain our corporate headquarters in Washington, D.C. and own hotel properties throughout the United States and Canada. As of December 31, 2001, we owned 112 hotels. We lease land for thirteen of our hotels: Hilton Hotel - Washington, DC; Hilton Hotel - San Pedro, California; Jekyll Inn - Jekyll Island, Georgia; Hilton Hotel - Clearwater, Florida; Doral Forrestal - Princeton, New Jersey; Hilton Hartford - Hartford, Connecticut; Hotel Maison de Ville - New Orleans, Louisiana; Courtyard by Marriott Meadowlands - Secaucus, New Jersey; Wyndham Hotel Albuquerque - Albuquerque, New Mexico; Hilton Hotel Toledo -Toledo, Ohio; Wyndham Airport Hotel - San Jose, California; Courtyard by Marriott - Lake Buena Vista, Florida; and Radisson Hotel - Rochester, New York. We also lease part of the land for three of our hotels: Westin Morristown - Morristown, New Jersey; Doral Palm Springs - Palm Springs, California; and Westin Resort Key Largo - Key Largo, Florida. No one hotel property is material to our operations. A typical hotel has meeting and banquet facilities, food and beverage facilities, and guest rooms and suites.

     Our hotels generally feature comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities. Our hotels are designed to attract meeting, convention, and banquet/reception functions from groups and associations, upscale business and vacation travelers, and the local community.

     The following table sets forth certain information with respect to the hotels for the year ended December 31, 2001:

                                                                   Guest
             Hotel                        Location                 Rooms
             -----                        --------                 -----

  Sheraton Hotel ..............      Mesa, AZ                        273
  Crowne Plaza Hotel ..........      Phoenix, AZ                     250
  Embassy Suites ..............      Tucson, AZ                      204
  Courtyard by Marriott .......      Century City, CA                134
  Hilton Hotel ................      Irvine, CA                      289
  Marriott Hotel ..............      Los Angeles, CA                 469
  Courtyard by Marriott .......      Marina Del Rey, CA              276
  Hilton Hotel ................      Monterey, CA                    204
  Doral Palm Springs ..........      Palm Springs, CA                285
  Hilton Hotel ................      Sacramento, CA                  331
  Holiday Inn Select ..........      San Diego, CA                   317
  Sheraton Hotel ..............      San Francisco, CA               525
  Crowne Plaza Hotel ..........      San Jose, CA                    239
  Wyndham Hotel ...............      San Jose, CA                    355
  Hilton Hotel ................      San Pedro, CA                   226
  Santa Barbara Inn ...........      Santa Barbara, CA                71
  Holiday Inn .................      Colorado Springs, CO            200
  Sheraton Hotel ..............      Colorado Springs, CO            500
  Embassy Suites ..............      Englewood, CO                   236
  Hilton Hotel ................      Hartford, CT                    388
  Ramada Hotel ................      Meriden, CT                     150
  Ramada Hotel ................      Shelton, CT                     155
  Doubletree Bradley Airport ..      Windsor Locks, CT               200
  Embassy Row Hilton Hotel ....      Washington, DC                  193
  Georgetown Inn ..............      Washington, DC                   96
  The Latham Hotel ............      Washington, DC                  143
  South Seas Plantation .......      Captiva, FL                     579
  Hilton Hotel ................      Clearwater, FL                  426
  Ramada Hotel.................      Clearwater, FL                  289

Hilton Hotel ......................  Cocoa Beach, FL                    296
Holiday Inn .......................  Ft. Lauderdale, FL                 240
Howard Johnson Resort .............  Key Largo, FL                      100
Westin Hotel ......................  Key Largo, FL                      200
Courtyard by Marriott .............  Lake Buena Vista, FL               314
Sheraton Hotel ....................  Lake Buena Vista, FL               489
Radisson Hotel ....................  Marco Island, FL                   268
Holiday Inn .......................  Madeira Beach, FL                  149
Radisson Hotel ....................  Orlando, FL                        742
Safety Harbor Resort and Spa ......  Safety Harbor, FL                  193
Best Western Hotel ................  Sanibel Island, FL                  46
Sanibel Inn .......................  Sanibel Island, FL                  96
Seaside Inn .......................  Sanibel Island, FL                  32
Song of the Sea ...................  Sanibel Island, FL                  30
Sundial Beach Resort ..............  Sanibel Island, FL                 243
Doubletree Hotel ..................  Tampa, FL                          496
Doubletree Guest Suites ...........  Atlanta, GA                        155
Westin Atlanta Airport ............  Atlanta, GA                        495
Jekyll Inn ........................  Jekyll Island, GA                  262
Wyndham Hotel .....................  Marietta, GA                       218
Radisson Hotel ....................  Arlington Heights, IL              247
Radisson Hotel & Suites ...........  Chicago, IL                        350
Holiday Inn .......................  Rosemont, IL                       507
Radisson Hotel ....................  Schaumburg, IL                     200
Doubletree Guest Suites ...........  Indianapolis, IN                   137
Radisson Plaza ....................  Lexington, KY                      367
Hilton Hotel ......................  Louisville, KY                     321
Holiday Inn Select ................  Kenner, LA                         303
Hilton Hotel & Towers .............  Lafayette, LA                      327
Maison de Ville ...................  New Orleans, LA                     23
Radisson Hotel ....................  Annapolis, MD                      219
Radisson Hotel ....................  Baltimore, MD                      148
Sheraton Hotel ....................  Columbia, MD                       287
Hilton Hotel ......................  Detroit, MI                        151
Hilton Hotel ......................  Grand Rapids, MI                   224
Holiday Inn Sports Complex ........  Kansas City, MO                    163
Sheraton Airport Plaza ............  Charlotte, NC                      222
Hilton Hotel ......................  Durham, NC                         194
Courtyard by Marriott .............  Durham, NC                         146
Ramada Hotel ......................  Mahwah, NJ                         139
Sheraton Hotel ....................  Mahwah, NJ                         225
Westin Hotel ......................  Morristown, NJ                     199
Four Points Hotel .................  Mt. Arlington, NJ                  124
Doral Forrestal ...................  Princeton, NJ                      290
Courtyard by Marriott .............  Secaucus, NJ                       165
Marriott Hotel ....................  Somerset, NJ                       440
Doubletree Hotel ..................  Albuquerque, NM                    295
Wyndham Hotel .....................  Albuquerque, NM                    276
Crowne Plaza Hotel ................  Las Vegas, NV                      201
St. Tropez Suites .................  Las Vegas, NV                      149
Radisson Hotel ....................  Rochester, NY                      171
Radisson Hotel ....................  Middleburg Heights, OH             237
Hilton Hotel ......................  Toledo, OH                         213
Westin Hotel ......................  Oklahoma City, OK                  395
Crowne Plaza Hotel ................  Lake Oswego, OR                    161
Sheraton Hotel ....................  Frazer, PA                         198

Embassy Suites ...................  Philadelphia, PA                    288
Holiday Inn Select ...............  Trevose, PA                         215
Hilton Hotel .....................  Arlington, TX                       309
Doubletree Hotel .................  Austin, TX                          350
Hilton & Towers ..................  Austin, TX                          320
Holiday Inn Select ...............  Bedford, TX                         243
Radisson Hotel ...................  Dallas, TX                          304
Renaissance Hotel ................  Dallas, TX                          289
Sheraton Hotel ...................  Dallas, TX                          348
Hilton Hotel .....................  Houston, TX                         291
Marriott Hotel ...................  Houston, TX                         302
Hilton Hotel .....................  Houston, TX                         295
Sheraton Hotel ...................  Houston, TX                         382
Holiday Inn Select ...............  Irving, TX                          409
Hilton Hotel .....................  Midland, TX                         249
Hilton Hotel .....................  Salt Lake City, UT                  287
Holiday Inn ......................  Alexandria, VA                      178
Radisson Hotel ...................  Alexandria, VA                      253
Hilton Hotel .....................  Arlington, VA                       209
Hilton Hotel .....................  Arlington, VA                       386
Hilton Hotel .....................  Bellevue, WA                        179
Crowne Plaza Hotel ...............  Madison, WI                         226
Holiday Inn ......................  Madison, WI                         194
Holiday Inn ......................  Calgary, Alberta, Canada            170
Sheraton Hotel ...................  Guildford, B.C., Canada             278
Holiday Inn ......................  Vancouver, B.C., Canada             100
Ramada Hotel .....................  Vancouver, B.C., Canada             118
                                                              -------------

Total Rooms                                                          28,653
                                                              =============

ITEM 3. LEGAL PROCEEDINGS

     In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted any matters to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange under the symbol "MHX." The following table sets forth for the periods indicated the high and low closing sale prices for our common stock on the NYSE.

                                                              Price
                                                              -----
                                                       High            Low
                                                       ----            ---
2002:
   First Quarter (through March 5, 2002)              $17.55          $13.75
2001:
   Fourth Quarter (ended December 31, 2001)            14.22            9.24
   Third Quarter (ended September 30, 2001)            23.30            8.65
   Second Quarter (ended June 30, 2001)                23.75           18.50
   First Quarter (ended March 31, 2001)                22.00           19.08
2000:
   Fourth Quarter (ended December 31, 2000)            20.63           18.38
   Third Quarter (ended September 30, 2000)            22.81           20.25
   Second Quarter (ended June 30, 2000)                21.02           17.63
   First Quarter (ended March 31, 2000)                17.44           15.06

______________

     The last reported sale price of our common stock on the NYSE on March 5, 2002 was $17.55. As of March 5, 2002, there were approximately 615 holders of record of our common stock.

     On December 17, 2001, we declared a dividend of $0.01 per share relating to the fourth quarter of 2001. That dividend was paid on January 31, 2002 to stockholders of record as of December 28, 2001.

     We intend to make regular quarterly distributions to our stockholders. Based on the current outlook, we expect to retain our quarterly dividend at $0.01 per share through the third quarter of 2002. Any future distributions will be at the discretion of our Board of Directors and will be determined by factors including our operating results, capital expenditure requirements, the economic outlook, the Internal Revenue Service dividend payout requirements for REITs and such other factors as our Board of Directors deems relevant. Also, the indentures related to our senior notes, senior unsubordinated unsecured notes and convertible notes contain limitations on our ability to declare and pay dividends. Therefore, we cannot provide assurance that any such distributions will be made in the future.

     In order to maintain our qualification as a REIT, we were required to make annual distributions to our stockholders of at least 90% of our taxable income (excluding net capital gains). Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet these distribution requirements. In that event, we would seek to borrow the amount to obtain the cash necessary to make distributions to retain our qualification as a REIT for Federal income tax purposes. The distributions made for 2001 were 59% return of capital and 41% ordinary income.

Recent Sales of Unregistered Securities

     On January 7, 1999, our operating partnership privately issued 65,875 Common OP Units as part of the purchase of the Holiday Inn Madison, Wisconsin.

     On March 29, 2000, our operating partnership issued 462,500 Profits-Only OP Units, or POPs, to certain of our employees pursuant to our POPs Plan.

     On April 16, 2001, our operating partnership issued 350,000 POPs to certain of our employees pursuant to our POPs Plan.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth our selected historical financial data. We have extracted the selected operating results and balance sheet data from our consolidated financial statements for each of the periods presented. The following information should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                                       Year Ended December 31,
                                                                   -----------------------------------------------------------
                                                                       2001         2000        1999        1998        1997
                                                                   ----------    ---------    --------    --------    --------
                                                                (amounts in thousands, except per share amounts and operating data)
Revenue:
Hotel operations:
   Participating lease revenue ................................   $    17,295    $ 391,729    $ 368,012   $ 135,994    $      -
   Rooms ......................................................       706,381            -            -     275,610     207,736
   Food, beverage, office rental and other ....................       361,212        9,049        6,892     110,519     103,521
   Management services and other revenues .....................             -            -            -       3,174       5,136
                                                                  -----------    ---------    ---------   ---------    --------
      Total revenues ..........................................     1,084,888      400,778      374,904     525,297     316,393
                                                                  -----------    ---------    ---------   ---------    --------
Operating expenses:
Departmental expenses:
   Rooms ......................................................       170,925            -            -      65,048      51,075
   Food, beverage and other ...................................       241,110        2,731        1,964      80,327      77,373
Undistributed operating expenses:
   Administrative and general .................................       169,279        9,445        5,749      62,350      50,332
   Property and other operating costs .........................       235,650       47,481       47,027     122,963      55,111
   Depreciation and amortization ..............................       117,732      111,947      103,099      60,703      20,990
   Write down of investment in STS Hotel Net ..................         2,112            -            -           -           -
   Loss on asset impairment ...................................        43,582            -            -           -           -
   Swap termination costs .....................................         9,297            -            -           -           -
   Loss on fair value of non-hedging derivatives ..............         6,666            -            -           -           -
   FelCor merger costs ........................................         5,817            -            -           -           -
   Costs to terminate leases with Prime Hospitality
      Corporation .............................................         1,315            -            -           -           -
   Restructuring charge .......................................         1,080            -            -           -           -
                                                                  -----------    ---------    ---------   ---------    --------
      Total operating expense .................................     1,004,565      171,604      157,839     391,391     254,881
                                                                  -----------    ---------    ---------   ---------    --------
Net operating income ..........................................        80,323      229,174      217,065     133,906      61,512
Interest expense, net .........................................       122,376      117,524      100,398      64,378      21,024
Minority interests ............................................        (2,958)      10,240       11,069       5,121       1,425
Provision for income taxes ....................................        (1,178)       2,028        2,102      15,699      14,911
                                                                  -----------    ---------    ---------   ---------    --------
Income (loss) before gain (loss) on sale of assets,
   extraordinary gain (loss) and cumulative effect of
   accounting change ..........................................       (37,917)      99,382      103,496      48,708      24,152
Gain (loss) on sale of assets, net of tax (A) .................        (2,132)       3,425            -           -           -
Extraordinary gain (loss), net of tax (B) .....................        (2,713)       3,054       (4,532)     (4,080)     (4,092)
Cumulative effect of accounting change, net of tax (C) ........             -            -            -        (921)          -
                                                                  -----------    ---------    ---------   ---------    --------
      Net income (loss) .......................................   $   (42,762)   $ 105,861    $  98,964   $  43,707    $ 20,060
                                                                  ===========    =========    =========   =========    ========
Basic earnings per share before extraordinary gain (loss) .....   $     (0.91)   $    2.21    $    2.19   $    1.45    $   1.29
Diluted earnings per share before extraordinary gain (loss) ...   $     (0.91)   $    2.14    $    2.11   $    1.40    $   1.27
Dividends per common share(D) .................................   $     1.525    $    2.02    $    2.02   $    0.82    $      -
Shares of common stock issued and outstanding (E) .............        44,524       44,380       47,257      46,718      24,867


                                                                    2001         2000           1999         1998           1997
                                                                    ----         ----           ----         ----           ----
Other Financial Data:
EBITDA (F) ..................................................   $  198,055   $  341,121     $  320,164   $  194,609    $   82,502
Net cash provided by operating activities ...................      150,135      224,037        229,193      162,796        59,882
Net cash used in investing activities .......................      (68,890)     (14,286)      (187,952)    (785,505)     (586,259)
Net cash (used in) provided by financing activities .........      (58,351)    (212,121)       (42,812)     543,256       588,428
Balance Sheet Data:
Investments in hotel properties, gross ......................   $3,183,677   $3,193,730     $3,118,723   $2,957,543    $  950,052
Total assets ................................................    3,009,860    3,013,008      3,094,201    2,998,460     1,124,642
Long-term debt ..............................................    1,700,134    1,638,319      1,676,771    1,602,352       492,771

Operating Data:
Owned Hotels and Properties:
   Number of hotels (E) .....................................          112          114            116          117            47
   Number of guest rooms (E) ................................       28,653       29,090         29,348       29,351        12,019
   Total revenues (in thousands) ............................   $1,084,888     $400,778       $374,904     $525,297      $316,393
   Average occupancy (G) ....................................         66.0%        72.2%          71.6%        71.5%         72.0%
   ADR (H) ..................................................   $   105.04     $ 107.60       $ 101.14     $  95.00      $  86.87
   RevPAR (I) ...............................................   $    69.37     $  77.71       $  72.44     $  67.90      $  62.55

     ________________
     (A) During 2001, we sold two hotels and realized a loss on sales of the assets. During 2000, we sold three limited service hotels and realized a gain on sales of the assets.

     (B) In accordance with generally accepted accounting principles, we have recorded the following transactions as extraordinary items:

          . During 1997, 1998, and 1999 we refinanced some loan facilities. The write-offs of deferred costs associated with these facilities were extraordinary.
          . During 2000, we repurchased some of our convertible notes at a discount. That gain on the repurchase was recorded as extraordinary.
          . During 2001, we repaid term loans under the credit facility. The write-off of deferred financing costs associated with this facility was recorded as extraordinary.

     (C) We adopted AICPA Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" on July 1, 1998. The cumulative effect of this accounting change was a pre-tax reduction of income for the year ended December 31, 1998 of $1,485 ($921 net of tax effect)

     (D)  We did not declare any dividends prior to August 3, 1998.

     (E)  As of December 31 for the periods presented.

     (F) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Management believes that EBITDA is a useful measure of operating performance because (i) it is industry practice to evaluate hotel properties based on operating income before interest, depreciation and amortization and minority interests of common and preferred OP Unit holders, which is generally equivalent to EBITDA, and (ii) EBITDA is unaffected by the debt and equity structure of the entity. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, or GAAP, is not necessarily indicative of cash available to fund all cash flow needs, should not be considered as an alternative to net income under GAAP for purposes of evaluating our results of operations, and may not be comparable to other similarly titled measures used by other companies.

     (G) Represents total number of rooms occupied by hotel guests on a paid basis divided by total available rooms.

     (H) Represents total room revenue divided by total number of rooms occupied by hotel guests on a paid basis.

(I) Represents total room revenue divided by total available rooms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We own a portfolio of upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of December 31, 2001, we owned 112 hotels, with 28,653 rooms, all of which were leased by our taxable subsidiaries and managed by MeriStar Hotels & Resorts, Inc.

     Prior to January 1, 2001, in order to maintain our tax status as a REIT, we were not permitted to participate in the operations of our hotel properties. To comply with this requirement through December 31, 2000, all of our properties were subject to leases involving two third-party lessees, MeriStar Hotels and Prime Hospitality Corporation.

     On January 1, 2001, changes to the federal tax laws governing REITs became effective. Those changes are commonly known as the REIT Modernization Act, or RMA. The RMA permits real estate investment trusts to create taxable subsidiaries that are subject to taxation similar to subchapter C-Corporations. We have created a number of these taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

       . Managing the properties they lease (our taxable subsidiaries must enter into an "arm's length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners);
       . Leasing a property that contains gambling operations; and . Owning a brand or franchise.

     We believe establishing taxable subsidiaries to lease the properties we own provides a more efficient alignment of and ability to capture the economic interests of property ownership. Under the prior lease structure with MeriStar Hotels, we received lease payments based on the revenues generated by the properties; MeriStar Hotels, however, operated the properties in order to maximize net operating income from the properties. This inconsistency could potentially result in the properties being operated in a way that did not maximize revenues. With the assignment of the leases from MeriStar Hotels to our taxable subsidiaries and the execution of the new management agreements (as described below), we gained the economic risks and rewards usually associated with ownership of real estate, and property revenues became the basis for MeriStar Hotels' management fees.

     Subsidiaries of MeriStar Hotels assigned the participating leases to our wholly-owned taxable subsidiaries as of January 1, 2001. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to MeriStar Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics of the former leases. The assignment of the leases from MeriStar Hotels to our taxable subsidiaries did not result in any cash consideration exchanged among the parties except for the transfer of hotel operating assets and liabilities to the taxable subsidiaries. Under the new management agreements, the base management fee is 2.5% of total hotel revenue. MeriStar Hotels can also earn incentive management fees, based on meeting performance thresholds, of up to 1.5% of total hotel revenue. The agreements have an initial term of 10 years with three renewal periods of five years each at the option of MeriStar Hotels, subject to some exceptions. Because these leases have been assigned to our taxable subsidiaries, we now bear the operating risk associated with our hotels.

     During 2001, we acquired the eight leases from Prime Hospitality for our hotels that were previously leased and managed by Prime. These hotels are managed by MeriStar Hotels. The management agreements with MeriStar Hotels are identical to the other management agreements between MeriStar

Hotels and us except that the term on four of the agreements is one year with additional one-year renewal periods.

     The terrorist attacks of September 11, 2001 have had a severely negative impact on our hotel operations in the third and fourth quarter, causing lower-than-expected performance in an already slowing economy. The events of September 11 have caused a significant decrease in our hotels' occupancy and average daily rate due to disruptions in business and leisure travel patterns. Our major metropolitan area and airport hotels have been particularly affected due to concerns about air travel safety and a significant overall decrease in the amount of air travel.

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

     The September 11, 2001 terrorist attacks were unprecedented in scope, and in their immediate, dramatic impact on travel patterns. We have not previously experienced such events, and it is currently not possible to accurately predict if and when travel patterns will be restored to pre-September 11 levels. While we have had improvements in our operating levels from the period immediately following the attacks, we believe the uncertainty associated with subsequent incidents and the possibility of future attacks will continue to hamper business and leisure travel patterns for the next several quarters. In addition, the September 11, 2001 terrorist attacks have had a dramatic effect on the insurance and reinsurance industries. Many companies are being subject to losses or cancellations of insurance polices, or renewals of existing coverage but with extreme price increases. At our insurance policy renewals in mid-2002, we may be subject to restrictions as compared to our current coverages, price increases, or a combination of both restrictions and increases.

     On May 9, 2001, we and our operating partnership entered into an Agreement and Plan of Merger with FelCor Lodging Trust Incorporated and its operating partnership. On September 13, the SEC declared the S-4 registration statement filed by Felcor effective. On September 21, 2001, we mutually agreed with FelCor to terminate the merger agreement due to unfavorable market conditions. We incurred $5.8 million of costs related to this merger through December 31, 2001 and these costs have been expensed in our statement of operations.

     During the third quarter of 2001, we incurred a restructuring charge in connection with personnel changes primarily as a result of the termination of our merger agreement with FelCor. This restructuring is expected to reduce our annualized corporate overhead expenditures by approximately 7.3%, or $0.8 million. The restructuring included eliminating corporate staff positions and office space no longer needed under the new structure.

Critical Accounting Policies

     Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the impairment of long-lived assets and the recording of certain accrued liabilities. Some of our estimates are material to the financial statements.

These estimates are therefore particularly sensitive as future events could cause the actual results to be significantly different from our estimates.

Our critical accounting policies are as follows:

     .  Impairment of long-lived assets;
     . Estimating certain accrued liabilities; and . Determining the impact of future interest rate changes on our statement of operations.

Impairment of long-lived assets

     Whenever events or changes in circumstances indicate that the carrying values of long-lived assets (including property and equipment and all intangibles) may be impaired, we perform an analysis to determine the recoverability of the asset's carrying value. The carrying value of the asset includes the original purchase price (net of depreciation) plus the value of all capital improvements (net of depreciation). If the analysis indicates that the carrying value is not recoverable from future cash flows, we write down the asset to its estimated fair value and recognize an impairment loss. The estimated fair value is based on what we estimate the current sale price of the asset to be based on comparable sales information or other estimates of the asset's value. Any impairment losses we recognize are recorded as operating expenses. In 2001, we recognized $43.6 million of impairment losses. We did not recognize any impairment losses in 2000 or 1999.

     We review long-lived assets for impairment when one or more of the following events have occurred:

     a. Current or immediate short-term (future twelve months) projected cash flows are significantly less than the most recent historical cash flows.

     b. The unplanned departure of an executive officer or other key personnel which could adversely affect our ability to maintain our competitive position and manage future growth.

     c. A significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our long-lived assets.

     d. Events which could cause significant adverse changes and uncertainty in business and leisure travel patterns.

     We make estimates of the undiscounted cash flows from the expected future operations of the asset. In projecting the expected future operations of the asset, we base our estimates on future budgeted earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, amounts and use growth assumptions to project these amounts out over the expected life of the underlying asset. Our growth assumptions are based on assumed future improvements in the national economy and improvements in demand for lodging; if actual conditions differ from those in our assumptions, the actual results of each asset's actual future operations could be significantly different from the estimated results we used in our analysis. Our operating results are also subject to the risks set forth under "Risk Factors-Operating Risks."

Estimating certain accrued liabilities

     Estimates for certain accruals such as real and personal property taxes could have a material effect on our financial statements. Currently, we estimate real and personal property taxes based on a combination of preliminary estimates from state and local jurisdictions and historical information. The assessed values of these properties could change significantly from the values or rates we use in our estimates. Property tax assessments are subject to periodic and often lengthy appeals. For example, in instances where a jurisdiction increases our assessed value, we frequently appeal that assessment. Similarly, when hotel operations decline, we may appeal an assessment as too high if it is based on past operating results. These appeals of assessed values are subject to a potentially wide range of outcomes. As a result of the economic slowdown and events of September 11, 2001, we have filed a number of appeals for lower assessments. As of December 31, 2001, we had ongoing appeals in several jurisdictions with respect to more than 20 properties. We accrue for these liabilities based on our judgment of the most reasonably likely outcome of the appeals. If we were unsuccessful in all of our current appeals, we would have to recognize approximately $2 million of additional expense. We cannot predict with certainty the outcome of these appeals, or their effect on our accruals for such items. Also, actual property tax expense could vary greatly from our estimates used for the current property tax accrual based on a change in the assessed value, a change in the tax rate, and/or a different outcome of the appeals process than we currently expect.

Determining impact of future interest rate changes on our statement of operations

     FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires a company to recognize all derivatives as either assets or liabilities in the balance sheet and record those instruments at fair value. FAS No. 137 and No. 138 amended certain provisions of FAS No. 133. We adopted these accounting pronouncements effective January 1, 2001.

     Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

     Our interest rate swap agreements were initially designated as hedges against changes in future cash flows associated with specific variable rate debt obligations. As of December 31, 2001, we had three swap agreements with notional amounts totaling $300 million. A portion of these swap agreements ($148.6 million) provide cash flow hedges on our floating London Interbank Offered Rate or LIBOR rate debt payments. The remaining swap agreements ($151.4 million) have been converted to non-hedging derivatives due to our repayment of the floating-rate borrowings they originally hedged and they are currently being marked to market through our statement of operations. For our swap agreements that provide hedges against future cash flows, the related change in fair value is recorded as unrealized gains or losses in our stockholders' equity as a component of accumulated other comprehensive income. For the portion of our swaps that were redesignated to non-hedging derivatives, the related change in fair value is recorded as realized gains or losses in our statement of operations. We have interest rate exposure going forward as the change in fair value of our non-hedging derivatives will have an impact on our statement of operations. For more information regarding our interest rate hedging activities, see "Quantitative and Qualitative Disclosures About Market Risk."

Financial Condition

 December 31, 2001 compared with December 31, 2000

     Our total assets decreased by $3.1 million to $3,009.9 million at December 31, 2001 from $3,013.0 million at December 31, 2000 primarily due to:
       .  the decrease of $13.3 million in due from MeriStar Hotels;
       . the sale of two hotels and the use of the $9.7 million in proceeds to pay down debt; and
       . depreciation on hotel assets; partially offset by . the note receivable from MeriStar Hotels for $36 million, . capital expenditures of $44.5 million at the hotels, and . the increase in operating assets of $62.5 million related to the assignment of the hotel leases with MeriStar Hotels to our taxable subsidiaries.

     Total liabilities increased by $120.5 million to $1,897.5 million at December 31, 2001 from $1,777.0 million at December 31, 2000 due mainly to:
       .  net borrowings of long-term debt of $61.8 million;
       . a $16.6 million increase in accrued interest due to the issuance of $500 million aggregate principal amount of senior secured notes sold in January 2001;
       . the adoption of FAS No. 133 and the related recording of a $12.1 million liability for our derivative instruments; and
       . the increase in operating liabilities of $65.7 million related to the assignment of the hotel leases with MeriStar Hotels and Prime Hospitality to our taxable subsidiaries; partially offset by
       . a decrease of $23.5 million in dividends and distributions payable due to a lower fourth quarter dividend in 2001. (The fourth quarter dividend was $0.01 per share in 2001 and $0.505 per share in 2000.)

     Long-term debt increased by $61.8 million to $1,700.1 million at December 31, 2001 from $1,638.3 million at December 31, 2000 due primarily to:
       . $500 million in senior unsecured notes issued in January, . $250 million in senior unsecured notes issued in December; partially offset by
       . $674 million of net repayments of our revolving credit facility using proceeds of the senior unsecured notes borrowings and cash generated by operations.

     Minority interests decreased $11.7 million to $89.8 million at December 31, 2001 from $101.5 million at December 31, 2000, due to:
       . $6.9 million of net redemptions of operating partnership units for common stock,
       . $6.6 million of current year distributions to minority interest holders, and
       . $3.5 million of current year net losses allocated to minority interest holders; partially offset by
       .  $5.4 million of POPs awarded to certain employees.

     Stockholders' equity decreased $112.0 million to $1,022.6 at December 31, 2001 from $1,134.6 million at December 31, 2000 due primarily to:
       .  $68.2 million of dividends,

       . $6.4 million increase in accumulated other comprehensive loss due mainly to the adoption of FAS No. 133, and
       . $42.8 million of net loss for 2001; partially offset by . $5.4 million of net redemptions of operating partnership units for common stock.

Results of Operations

Year ended December 31, 2001 compared with the year ended December 31, 2000

     Until January 1, 2001, MeriStar Hotels leased substantially all of our hotels from us. Under the leases, MeriStar Hotels assumed all of the operating risks and rewards of these hotels and paid us a percentage of each hotel's revenue under the lease agreements. Therefore, for financial statement purposes through December 31, 2000, MeriStar Hotels recorded all of the operating revenues and expenses of the hotels in its statements of operations, and we recorded lease revenue earned under the lease agreements in our statement of operations. Effective January 1, 2001, MeriStar Hotels assigned the hotel leases to our newly created, wholly-owned, taxable REIT subsidiaries, and our taxable REIT subsidiaries entered into management agreements with MeriStar Hotels to manage the hotels. As a result of this change, our wholly-owned taxable REIT subsidiaries have assumed the operating risks and rewards of the hotels and now pay MeriStar Hotels a management fee to manage the hotels for us. For consolidated financial statement purposes, effective January 1, 2001, we now record all of the revenues and expenses of the hotels in our statements of operations, including the management fee paid to MeriStar Hotels.

     Our total revenues and total operating expenses increased $684.1 million and $833.0 million, respectively, for the year ended December 31, 2001 as compared to the same period in 2000. As described in the preceding paragraph, the significant increases primarily result from the fact that we now record the hotel operating revenue and expenses in our consolidated financial statements effective January 1, 2001, while we only recorded lease revenue in 2000. As a result, our operating results for the year ended December 31, 2001 are not directly comparable to the same period in 2000.

     For comparative purposes, the following shows the results for the year ended December 31, 2000 on a pro forma basis assuming the leases with MeriStar Hotels were converted to management contracts on January 1, 2000, compared to actual results for the year ended December 31, 2001 (in thousands except for per share data):

                                                 2001            2000
                                                 ----            ----

Revenue                                      $1,084,888      $1,197,182
Total expenses                                1,126,941       1,085,532
Minority interest                                (2,958)         10,240
Taxes                                            (1,178)          2,028
Net income (loss) before gain (loss) on
 sale of assets and extraordinary items         (37,917)         99,382
Net income (loss)                               (42,762)        105,861
Recurring FFO                                $  147,044      $  226,083
Recurring FFO per share, diluted             $     2.77      $     4.11

     The following table provides our hotels' operating statistics on a same-store basis for the years ended December 31, 2001 and 2000.

                                    2001            2000            Change
                                 -----------    -------------     -----------
Revenue per available room          $ 69.37          $ 77.46         (10.4)%
Average daily rate                  $105.04          $107.69          (2.5)%
Occupancy                              66.0%            71.9%         (8.2)%

     Overall, disruptions in business and leisure travel patterns and travel safety concerns due to the terrorist attacks on September 11, 2001, coupled with the slowing United States economy, had a major negative effect on our hotels during the second half of 2001. The events have been marked by a sharp reduction in business and leisure travel. This contributed to the 10.4% reduction in revenue per available room and the 8.2% reduction in occupancy for 2001 compared to the 2000. These reductions became more pronounced during the third and fourth quarters of 2001.

     Total revenue decreased $112.3 million to $1,084.9 million in 2001 from $1,197.2 million in 2000 due primarily to:
          . $75.9 million decrease in room revenue related to the decrease in occupancy,
          . $21.4 million decrease in food and beverage revenue due to the decrease in occupancy, and
          . $10.2 million decrease in lease revenue due to a smaller number of leased hotels compared to 2000.

     Total expenses increased $41.4 million to $1,126.9 million for 2001 from $1,085.5 million in 2000 due primarily to:
          .    $9.3 million payment to terminate $300 million on interest rate swaps in conjunction with the sale of $500 million of senior unsecured notes and the repayment of related term loans,
          .    $6.7 million charge to recognize the effect of interest rate swaps that were converted to non-hedging derivatives upon the repayment of portions of our senior secured credit facility in
               December 2001 in conjunction with the sale of $250 million of senior unsecured notes,
          .    $43.6 million loss on asset impairment related to the write-down of certain hotel assets. These write-downs resulted from the negative impact of changes in the economic climate on the value of our assets,
          .    $2.1 million charge to write-off our investment in STS Hotel Net,
          .    $5.8 million in costs related to our terminated merger with
               FelCor Lodging Trust,
          .    $1.3 million in costs to terminate leases with Prime Hospitality
               Corporation,
          .    $1.1 million charge due to a restructuring at corporate
               headquarters,
          .    $5.7 million increase in depreciation on hotel assets, and
          .    $3.3 million increase in property operating costs due primarily to a $2.2 million increase in energy costs; partially offset by
          .    $13.9 million decrease in room expenses due to lower occupancy,
               and
          .    $15.5 million decrease in food and beverage expenses due to lower occupancy.

     In 2001, we repaid our term loans under our revolving credit agreement which resulted in an extraordinary loss of $1.6 million (net of tax) from the write-off of deferred financing costs related to those term loans.

     In December 2001 we amended the terms of our senior credit agreement. We incurred $4.4 million of costs related to the amended agreement of which $3.2 million represents deferred financing costs and $1.1 million (net of tax) resulted in an extraordinary loss.

     The White Paper on Funds From Operations, or FFO, approved by the Board of Governors of the National Association of Real Estate Investment Trusts or NAREIT in October 1999 defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, also called GAAP, excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for our portion of these items related to unconsolidated partnerships and joint ventures. Extraordinary items under GAAP are excluded from the calculation of FFO. We believe FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our financial performance or to cash flow from operating activities determined in accordance with GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

     We use recurring FFO as a measure of our performance. Recurring FFO represents FFO, as defined above, adjusted for significant non-recurring items. The following is a reconciliation between income (loss) before gain (loss) on the sale of assets and extraordinary items and recurring FFO on a diluted basis for the years ended December 31, 2001 and 2000 (in thousands):

                                                                  2001              2000
                                                               ------------     ------------
Income (loss) before gain (loss) on sale of assets and
extraordinary items                                              $ (37,917)       $  99,382
Minority interest to Common OP Unit Holders                         (3,523)           9,675
Interest on convertible debt                                         7,329            7,488
Hotel depreciation and amortization                                113,167          107,996
Deferred cost of sale of asset                                           -            1,542
Non-recurring items (net of minority interests and
income taxes):
   Swap termination costs                                            8,998                -
   Loss on fair value of non-hedging derivatives                     6,500                -
   Write down of investment in STS Hotel Net                         2,046                -
   Loss on asset impairment                                         42,497                -
   FelCor merger costs                                               5,622                -
   Costs to terminate leases with Prime
      Hospitality Corporation                                        1,272                -
   Restructuring charges                                             1,053                -
                                                               -----------      -----------

Recurring FFO                                                    $ 147,044        $ 226,083
                                                               ===========      ===========

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

                                      2000           1999          Change
                                  -----------     -----------    ----------
Revenue per available room           $ 77.71        $ 73.51        5.71%
Average daily rate                   $107.60        $101.92        5.57%
Occupancy                               72.2%          72.1%       0.14%

     Operating expenses increased to $171.6 million for the year ended December 31, 2001 from $157.8 million for the same period in 1999 due primarily to:
          .    an increase in depreciation on hotel assets, and
          .    an increase in administrative costs, as we added personnel during
               2000 to address the operating changes associated with RMA and insurance costs.

     Net interest expense increased $17.1 million to $117.5 million for the year ended December 31, 2000, from $100.4 million in 1999 due mainly to:
          .    lower capitalized interest due to a decrease in qualifying capital expenditures in 2000,
          .    an increase in variable interest rates during 2000 and higher interest rates on swap arrangements executed in 2000; partially offset by
          .    a lower average debt balance during 2000.

     Minority interests decreased $0.9 million to $10.2 million in 2000 from $11.1 million in 1999 due to:
          . the net redemption of operating partnership units; partially offset by
          . the increase in the allocation of income to minority interest holders.

     In 2000, we repurchased $18.2 million of our convertible notes at a discount. This resulted in an extraordinary gain of $3.1 million (net of tax effect).

   In 2000, we sold three limited-service hotels and received $24.1 million. This resulted in a gain on sale of assets of $3.5 million ($3.4 million, net of tax).

Liquidity and Capital Resources

Sources of Cash

   We generated $150.1 million of cash from operations during 2001. Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt offerings. We expect to fund our continuing operations through cash generated by our hotels. We also expect to finance hotel acquisitions, hotel renovations and joint venture investments through a combination of internally generated cash, external borrowings, and the issuance of OP Units and/or common stock.

Factors that may influence our liquidity include:

       . Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety and other operating risks described under the caption, "Risk Factors--Our results of operations are dependent on revenues generated by our hotels, which are subject to a number of risks related to the lodging industry, and our current operating structure (which became effective as of January 1, 2001) has significantly increased our exposure to those risks";
       . Factors that affect our access to bank financing and the capital markets, including interest rate fluctuations, operational risks and other risks described under the caption "Risk Factors--Financing Risks"; and
       . The other factors described under the caption, "Special Note Regarding Forward-Looking Statements."

     We must distribute to stockholders at least 90% of our taxable income, excluding net capital gains to preserve the favorable tax treatment accorded to real estate investment trusts under the Internal Revenue Code. We expect to fund such distributions through cash generated from operations and borrowings on our credit agreement. In light of the dramatic business declines since the September 11, 2001 terrorist attacks, we expect our taxable income to decrease significantly in 2002. Any future distributions will be at the discretion of our Board of Directors and will be determined by factors including our operating results, capital expenditure requirements, the economic outlook, the Internal Revenue Service dividend payout requirements for REITs and such other factors as our Board of Directors deems relevant. We cannot provide assurance that any such distributions will be made in the future.

Uses of Cash

   We used $68.9 million of cash in investing activities during 2001 primarily for:
       .  the $36.0 million note receivable with MeriStar Hotels; and
       . $44.5 million of capital expenditures at hotels. These items were partially offset by:
       .  $3.3 million of hotel operating cash received on lease conversions;
          and
       .  $9.7 million of proceeds from selling two hotels.

   We used $58.4 million of cash in financing activities during 2001 primarily for:
       .  $89.5 million of payments of dividends, and
       . $19.0 million from additional deferred financing costs related to issuing the $500 million and $250 million of senior unsecured notes,
       . $8.1 million of distributions to minority investors. These items were partially offset by:
       .  $61.8 million of net borrowings of long-term debt.

Long-Term Debt

   In January 2001, we issued $500 million aggregate principal amount of senior unsecured notes. These senior unsecured notes are structured as:

       .  $300 million of 9.0% notes maturing in 2008, and

          .    $200 million of 9.13% notes maturing in 2011.

     We used the proceeds from these notes to repay outstanding debt under our revolving credit agreement and to make payments of $9.3 million to terminate certain swap agreements that hedged variable rates on loans that we repaid. The repayments of our term loans under our credit facility resulted in an extraordinary loss of $1.2 million (net of tax) from the write-off of deferred financing costs related to these term loans.

     In December 2001, we issued $250 million aggregate principal amount of senior unsecured notes. These notes have a 10.5% interest rate and mature in June 2009. We used the net proceeds to repay outstanding debt under our term loans and revolving credit agreement. The repayments of our term loans under our credit agreement resulted in an extraordinary loss of $1.5 million (net of tax) from the write-off of deferred financing costs related to those term loans.

     In February 2002, we issued a further $200 million aggregate principal amount of 9.13% senior unsecured notes due 2011. We used the proceeds from the issuance of these notes to repay approximately $195.0 million of the outstanding balance under our revolving credit agreement.

     In February 2002, we amended our revolving credit agreement. The amendment allows us to reduce the revolving commitments to below $300 million. In March, 2002, we reduced the borrowing capacity on our revolving credit agreement from $310 million to 150 million.

     Minimum payments due under our debt obligations as of December 31 (in thousands):

   2002 ..................................................   $   15,543
   2003 ..................................................      232,589
   2004 ..................................................      171,168
   2005 ..................................................        9,265
   2006 ..................................................       10,006
   Thereafter ............................................    1,261,563
                                                             ----------
                                                             $1,700,134
                                                             ==========

     As of February 15, 2002, we had $67.0 million of debt outstanding under our senior secured credit agreement. The weighted average interest rate on borrowings outstanding under the senior secured credit agreement as of February 15, 2002 was 5.9%.

     Our senior credit agreement requires us to meet or exceed certain financial performance ratios at the end of each quarter. Travel disruptions and safety concerns following the terrorist attacks on September 11, 2001 and the slowdown of the national economy resulted in a significant negative impact to the lodging industry and our operations. This decline in operations would have caused us to be out of compliance with certain financial covenants specified in our senior credit agreement. On October 24, 2001, however, we finalized a temporary waiver on all affected financial covenants with our senior bank group and engaged in discussions to amend our senior credit agreement further. This waiver to the credit agreement allowed these financial covenants to be waived for the period beginning September 30, 2001 and ending February 28, 2002. In December 2001 we amended our senior credit agreement. This amendment relaxed our financial covenants and allows us to extend the maturity date on our credit facility from July 2002 to July 2003. We incurred $4.4 million of costs related to the amendment.

Capital Resources

     We must make ongoing capital expenditures in order to keep our hotels competitive in their markets. We expect a combination of internally generated cash and external borrowings to provide capital for renovation work. Initial renovation programs for most of our hotels are complete or nearing completion. Once initial renovation programs for a hotel are completed, we expect to spend approximately 4% of hotel revenues annually for ongoing capital expenditure programs. These ongoing programs will include room and facilities refurbishments, renovations, and furniture and equipment replacements. For the year ended December 31, 2001, we spent $45.8 million on renovation and ongoing property capital expenditure programs. We intend to spend approximately $40 million during 2002 for our ongoing capital expenditure programs. In response to the decline in our operations following the September 11, 2001 terrorist attacks, we have significantly curtailed our capital expenditure programs. We have taken the following steps:

        . re-prioritized all capital expenditures to focus nearly exclusively on life-safety requirements;
        . deferred or canceled all discretionary capital expenditures that did not cause us to incur a substantial penalty; and
        . reviewed our estimated 2002 capital requirements in light of the revised business levels we are currently experiencing.

     We will continue to monitor our capital requirements as compared to business levels, and will revise expenditures as necessary.

     We believe cash generated by operations, together with anticipated borrowing capacity under our senior credit agreements, will be sufficient to fund our existing working capital requirements, ongoing capital expenditures, and debt service requirements. We believe, however, that our future capital decisions will also be made in response to specific acquisition and/or investment opportunities, depending on conditions in the capital and/or other financial markets.

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

     The table below presents, as of December 31, 2001, the principal amounts (in thousands of dollars) for our fixed and variable rate debt instruments, weighted-average interest rates, and fair values by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.


                                                               Long-term Debt
                                 --------------------------------------------------------------------------
                                                         Average            Variable           Average
  Expected Maturity              Fixed Rate           Interest Rate           Rate          Interest Rate
  ---------------------------    ----------------    -----------------    -------------    ----------------
  2002                                $   15,543                 8.6%         $      -                N/A
  2003                                     8,589                 8.2%          224,000                6.5%
  2004                                   171,168                 5.1%                -                N/A
  2005                                     9,265                 8.1%                -                N/A
  2006                                    10,006                 8.1%                -                N/A
  Thereafter                           1,261,563                 9.0%                -                N/A
                                 ---------------     -----------------   --------------      ------------
  Total                               $1,476,134                 8.5%         $224,000               6.5%
                                 ===============     =================   ==============      ============

  Fair Value at 12/31/01              $1,401,073                              $224,000
                                 ===============                         =============

     Upon the issuance of our $250 million aggregate principal amount of senior unsecured notes in December 2001, we reduced the term loans and our revolver under our senior secured credit agreement by an aggregate amount of $245 million. At that time, we converted three swap agreements to non-hedging derivatives. These swap agreements had notional principal amounts of approximately $151.4 million and were originally designated to hedge variable rate borrowings under our senior secured credit facility that were repaid. We recognized a $6.7 million loss related to this swap conversion.

     Upon the issuance of our $500 million aggregate principal amount of senior unsecured notes in January 2001, we reduced the term loans under our senior secured credit agreement by $300 million. At that time, we terminated three swap agreements with a notional amount of $300 million. These swap agreements were originally designated to hedge variable rate term loans that were repaid. We made net payments totaling $9.3 million to our counter parties to terminate these swap agreements, and recognized a $9.3 million loss related to those terminated swaps.

     As of December 31, 2001, we had three swap agreements with notional principal amounts totaling $300 million. A portion of these swap agreements ($148.6 million) provide hedges against the impact future interest rates have on our floating London Interbank Offered Rate, or LIBOR rate, debt instruments. The remaining portion of the swap agreements ($151.4 million) has been converted to non-hedging derivatives. The swap agreements effectively fix the 30-day LIBOR between 4.77% and 6.38%. The swap agreements expire between December 2002 and July 2003. For the years ended December 31, 2001 and 2000, we have
(made)/received net payments of approximately $(6,285) and $3,081, respectively.

     In anticipation of the August 1999 completion of our mortgage-backed secured facility, we entered into two separate hedge transactions during July 1999. Upon completion of the secured facility, we terminated the underlying treasury lock agreements, resulting in a net payment to us of $5.1 million. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the secured facility is 7.76%.

     Additionally, in anticipation of the August 1997 offering of $150 million aggregate principal amount of our 8.75% senior subordinated notes due 2007, we entered into separate hedge transactions during June and July 1997. Upon completion of the subordinated notes offering, we terminated the underlying swap agreements, resulting in a net payment to us of $836,000. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the subordinated notes is 8.69%.

     As of December 31, 2001, after consideration of the hedge agreements described above, 95.6% of our debt was fixed and our overall weighted average interest rate was 8.49%.

     Although we conduct business in Canada, the Canadian operations were not material to our consolidated financial position, results of operations or cash flows during the years ended December 31, 2001, 2000 and 1999. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the years ended December 31, 2001, 2000 and 1999. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

MeriStar Hospitality Corporation
Independent Auditors' Report ..................................................................... 40
Consolidated Balance Sheets as of December 31, 2001 and 2000 ..................................... 41
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 ....... 42
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and
   1999. ......................................................................................... 44
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 ....... 45
Notes to the Consolidated Financial Statements ................................................... 46
Schedule III - Real Estate and Accumulated Depreciation .......................................... 61

     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
MeriStar Hospitality Corporation:

     We have audited the accompanying consolidated balance sheets of MeriStar Hospitality Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of MeriStar Hospitality's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeriStar Hospitality Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                         KPMG LLP

Washington, D.C.
January 28,2002, except as to Note 16
   which is as of February 7, 2002

MERISTAR HOSPITALITY CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(in thousands, except per share amounts)

                                                                               2001            2000
                                                                           -----------     -----------
     ASSETS
     Investments in hotel properties                                       $ 3,183,677     $ 3,193,730
     Accumulated depreciation                                                 (397,380)       (287,229)
                                                                          ------------    ------------
                                                                             2,786,297       2,906,501

     Cash and cash equivalents                                                  23,448             250
     Accounts receivable, net of allowance for doubtful accounts of $973
      and $0                                                                    47,178           2,833
     Prepaid expenses and other                                                 18,306           2,767
     Note receivable from MeriStar Hotels                                       36,000               -
     Due from MeriStar Hotels                                                    8,877          22,221
     Investments in and advances to affiliates                                  41,714          42,196
     Restricted cash                                                            21,304          19,918
     Intangible assets, net of accumulated amortization of $11,224 and
      $9,729                                                                    26,736          16,322
                                                                           -----------    ------------
                                                                           $ 3,009,860     $ 3,013,008
                                                                           ===========    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable, accrued expenses and other liabilities              $   129,786     $    74,420
     Accrued interest                                                           45,009          28,365
     Income taxes payable                                                          350           1,151
     Dividends and distributions payable                                         1,090          24,581
     Deferred income taxes                                                       9,031          10,140
     Interest rate swaps                                                        12,100               -
     Long-term debt                                                          1,700,134       1,638,319
                                                                           -----------    ------------
     Total liabilities                                                       1,897,500       1,776,976
                                                                           -----------    ------------
     Minority interests                                                         89,797         101,477
     Stockholders' Equity:
        Common stock, par value $0.01 per share
           Authorized- 250,000 shares
           Issued  - 48,761 and 48,463 shares                                      487             485
        Additional paid-in capital                                           1,183,463       1,177,218
        Retained earnings (deficit)                                            (68,241)         42,837
        Accumulated other comprehensive income                                 (12,503)         (6,081)
        Unearned stock-based compensation                                       (5,287)         (7,550)
        Less common stock held in treasury - 4,237 and 4,083 shares            (75,356)        (72,354)
                                                                           -----------    ------------
     Total stockholders' equity                                              1,022,563       1,134,555
                                                                           -----------    ------------
                                                                           $ 3,009,860     $ 3,013,008
                                                                           ===========    ============

     See accompanying notes to consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(in thousands, except per share amounts)

                                                                                   2001           2000          1999
                                                                                ----------    -----------    ----------
     Revenue:
       Participating lease revenue                                              $   17,295    $   391,729    $  368,012
       Hotel operations:
          Rooms                                                                    706,381              -             -
          Food and beverage                                                        269,382              -             -
          Other operating departments                                               81,971              -             -
       Office rental, parking and other revenue                                      9,859          9,049         6,892

                                                                                ----------    -----------    ----------
     Total revenue                                                               1,084,888        400,778       374,904
                                                                                ----------    -----------    ----------

     Hotel operating expenses by department:
          Rooms                                                                    170,925              -             -
          Food and beverage                                                        194,495              -             -
          Other operating departments                                               43,558              -             -
     Office rental, parking and other operating expenses                             3,057          2,731         1,964
     Undistributed operating expenses:
          Administrative and general                                               169,279          9,445         5,749
          Property operating costs                                                 160,041              -             -
          Property taxes, insurance and other                                       75,609         47,481        47,027
          Depreciation and amortization                                            117,732        111,947       103,099
          Write down of investment in STS Hotel Net                                  2,112              -             -
          Loss on asset impairment                                                  43,582              -             -
          Swap termination costs                                                     9,297              -             -
          Loss on fair value of non-hedging derivatives                              6,666              -             -
          FelCor merger costs                                                        5,817              -             -
          Costs to terminate leases with Prime Hospitality Corporation               1,315              -             -
          Restructuring charge                                                       1,080              -             -

                                                                                ----------    -----------    ----------
     Total operating expenses                                                    1,004,565        171,604       157,839
                                                                                ----------    -----------    ----------

     Net operating income                                                           80,323        229,174       217,065
     Interest expense, net                                                         122,376        117,524       100,398
                                                                                ----------    -----------    ----------

     Income (loss) before minority interests, income taxes, gain (loss) on
       sale of assets and extraordinary gain (loss)                                (42,053)       111,650       116,667
     Minority interests                                                             (2,958)        10,240        11,069
                                                                                ----------    -----------    ----------

     Income (loss) before income taxes, gain (loss) on sale of assets and
       extraordinary gain (loss)                                                   (39,095)       101,410       105,598
     Income tax expense (benefit)                                                   (1,178)         2,028         2,102
                                                                                ----------    -----------    ----------

     Income (loss) before gain (loss) on sale of assets and extraordinary
       gain (loss)                                                                 (37,917)        99,382       103,496
     Gain (loss) on sale of assets, net of tax effect of $(44) in 2001 and
       $70 in 2000                                                                  (2,132)         3,425             -
     Extraordinary gain (loss) on early extinguishment of debt, net of tax
       effect of $(57) in 2001, $62 in 2000, ($93) in 1999                          (2,713)         3,054        (4,532)
                                                                                ----------    -----------    ----------
     Net income (loss)                                                          $  (42,762)   $   105,861    $   98,964
                                                                                ==========    ===========    ==========

                                                                                   2001           2000           1999
                                                                                ---------     -----------    ----------
    Earnings per share:
          Basic:
          Income (loss) before extraordinary gain (loss)                           $(0.91)          $2.21        $ 2.19
          Extraordinary gain (loss)                                                 (0.06)           0.07         (0.10)
                                                                                ---------     -----------    ----------
             Net income (loss)                                                     $(0.97)          $2.28        $ 2.09
                                                                                =========     ===========    ==========

          Diluted:
          Income (loss) before extraordinary gain (loss)                           $(0.91)          $2.14        $ 2.11
          Extraordinary gain (loss)                                                 (0.06)           0.06         (0.08)
                                                                                ---------     -----------    ----------
             Net income (loss)                                                     $(0.97)          $2.20        $ 2.03
                                                                                =========     ===========    ==========

    See accompanying notes to consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(in thousands)

                                      Common Stock
                           --------------------------------------
                                Issued             Treasury                              Accumlated
                           ------------------ -------------------  Additional               Other       Unearned
                                                                     Paid In  Retained   Comprehen-    Stock-Based
                            Shares   Amount    Shares    Amount      Capital  Earnings   sive Income   Compensation     Total
                           -------- -------- --------- ---------  ---------- ---------  ------------  -------------   -----------
Balance, January 1, 1999     46,718  $   467         -  $      -  $1,133,357 $  27,222  $   (6,487)        $      -   $1,154,559

Net income for the year           -        -         -         -           -    98,964           -                -       98,964
Foreign currency
 translation adjustment           -        -         -         -           -         -       1,240                -        1,240
                                                                                                                      ----------
  Comprehensive income                                                                                                   100,204
Issuances of common stock        95        1         -         -       1,990         -           -                -        1,991
Shares repurchased                -        -      (407)   (6,252)          -         -           -                -       (6,252)
Redemption of OP Units          851        9         -         -      29,403         -           -                -       29,412
Dividends declared                -        -         -         -           -   (96,018)          -                -      (96,018)
                           --------  -------  --------  --------   --------- ---------  ------------  -------------   ----------
Balance, December 31,
 1999                        47,664      477      (407)   (6,252)  1,164,750    30,168      (5,247)               -    1,183,896

Net income for  the year          -        -         -         -           -   105,861           -                -      105,861
Foreign currency
 translation adjustment           -        -         -         -           -         -        (834)               -         (834)
                                                                                                                      ----------
  Comprehensive income                                                                                                   105,027
Issuances of common stock       133        1         -         -       1,831         -           -                -        1,832
Issuances of restricted
 stock                          589        6         -         -      10,614         -           -          (10,620)           -
Amortization on unearned
 stock-based compensation         -        -         -         -           -         -           -            3,070        3,070
Shares repurchased                -        -    (3,676)  (66,102)          -         -           -                -      (66,102)
Redemption of OP Units           77        1         -         -          23         -           -                -           24
Dividends declared                -        -         -         -           -   (93,192)          -                -      (93,192)
                           --------  -------  --------  --------   --------- ---------  ------------  -------------   ----------
Balance, December 31,
 2000                        48,463      485    (4,083)  (72,354)  1,177,218    42,837      (6,081)          (7,550)   1,134,555
Net income (loss) for
 the year                         -        -         -         -           -   (42,762)          -                -      (42,762)
Foreign currency
 translation adjustment           -        -         -         -           -         -      (1,176)               -       (1,176)
Derivative instruments
  transition adjustment                                                                     (2,842)                       (2,842)
Change in valuation of
  derivative instruments                                                                    (2,404)                       (2,404)
                                                                                                                      ----------
  Comprehensive income (loss)                                                                                            (49,184)
Issuances of common stock        48                  -         -         847         -           -                -          847
Forfeiture of restricted stock                                           (28)                                                (28)
Amortization on unearned
  stock-based compensation        -        -         -         -           -         -           -            2,263        2,263
Shares repurchased                -        -      (154)   (3,002)          -         -           -                -       (3,002)
Redemption of OP Units          250        2         -         -       5,426         -           -                -        5,428
Dividends declared                -        -         -         -           -   (68,316)          -                -      (68,316)
                           --------  -------  --------  --------   --------- ---------  ------------  -------------   ----------
Balance, December 31, 2001   48,761  $   487    (4,237) $(75,356) $1,183,463 $ (68,241) $  (12,503)        $ (5,287)  $1,022,563
                           ========  =======  ========  ========  ========== =========  ============  =============   ==========

See accompanying notes to the consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(in thousands)

                                                                                     2001           2000              1999
                                                                                ------------    -----------       -----------
   Operating activities:
       Net income (loss)                                                         $   (42,762)    $  105,861        $   98,964
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                              117,732        111,947           103,099
          (Gain) loss on assets sold, before tax effect                                2,176         (3,495)                -
          Extraordinary (gain) loss on early extinguishment of debt,
          before tax effect                                                            2,770         (3,116)            4,625
          Loss on asset impairment                                                    43,582              -                 -
          Loss on fair value of non-hedging derivatives                                6,666              -                 -
          Write down of investment in STS Hotel Net                                    2,112              -                 -
          Minority interests                                                          (2,958)        10,240            11,069
          Amortization of unearned stock-based compensation                            2,263          3,070                 -
          Deferred income taxes                                                       (1,109)           795               892
          Changes in operating assets and liabilities:
              Accounts receivable, net                                                 2,855         (1,505)            1,716
              Prepaid expenses and other                                              (2,039)         6,370            (5,260)
              Income tax receivable                                                        -              -               339
              Intangible assets, net                                                       -              -              (245)
              Due from MeriStar Hotels                                                13,344        (10,745)           (4,039)
              Accounts payable, accrued expenses, accrued interest and
              other liabilities                                                        6,304          4,194            17,303
              Income taxes payable                                                      (801)           421               730
                                                                                ------------    -----------       -----------
   Net cash provided by operating activities                                         150,135        224,037           229,193
                                                                                ------------    -----------       -----------
   Investing activities:
       Investment in hotel properties, net                                           (44,476)       (90,703)         (170,063)
       Proceeds from disposition of assets                                             9,715         24,148             8,900
       Investments in and advances to affiliates, net                                      -         (2,111)          (31,298)
       Hotel operating cash received in lease conversions                              3,257              -                 -
       Purchases of minority interests                                                     -              -               (72)
       Notes receivable from MeriStar Hotels                                         (36,000)        57,110             9,890
       Change in restricted cash                                                      (1,386)        (2,730)           (5,309)
                                                                                ------------    -----------       -----------
   Net cash used in investing activities                                             (68,890)       (14,286)         (187,952)
                                                                                ------------    -----------       -----------
   Financing activities:
       Deferred financing costs                                                      (18,927)        (1,615)           (6,899)
       Proceeds from issuance of long-term debt                                      933,250        179,388           484,924
       Principal payments on long-term debt                                         (871,467)      (214,724)         (410,217)
       Proceeds from issuances of common stock, net                                      847          1,741             1,991
       Purchases of OP units                                                          (1,513)        (7,535)                -
       Purchases of treasury stock                                                    (3,002)       (66,102)           (6,252)
       Dividends paid to stockholders                                                (89,470)       (94,062)          (94,774)
       Distributions to minority investors                                            (8,069)        (9,212)          (11,585)
                                                                                ------------    -----------       -----------
   Net cash used in financing activities                                             (58,351)      (212,121)          (42,812)
                                                                                ------------    -----------       -----------
   Effect of exchange rate changes on cash and cash equivalents                          304             64               (53)
   Net increase (decrease) in cash and cash equivalents                               23,198         (2,306)           (1,624)
   Cash and cash equivalents, beginning of year                                          250          2,556             4,180
                                                                                ------------    -----------       -----------
   Cash and cash equivalents, end of year                                        $    23,448     $      250        $    2,556
                                                                                ============    ===========       ===========

See accompanying notes to consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
(dollars in thousands, except per share amounts)

1.   Organization

     We own a portfolio of primarily upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of December 31, 2001, we owned 112 hotels, with 28,653 rooms, all of which were leased by our taxable subsidiaries and managed by MeriStar Hotels & Resorts, Inc.

     We were created on August 3, 1998, when American General Hospitality Corporation, a corporation operating as a real estate investment trust, or REIT, merged with CapStar Hotel Company. In connection with the merger between CapStar and American General, we created MeriStar Hotels, a separate publicly traded company, to be the lessee and manager of nearly all of our hotels.

     On January 1, 2001, changes to the federal tax laws governing real estate investment trusts became effective. Those changes are commonly known as the REIT Modernization Act, or RMA. The RMA permits real estate investment trusts to create taxable subsidiaries that are subject to taxation similar to subchapter C-Corporations. Because of the RMA, we have created a number of these taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

       . Managing the properties they lease (our taxable subsidiaries must enter into an "arm's length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners);
       . Leasing a property that contains gambling operations; and . Owning a brand or franchise.

     We believe establishing taxable subsidiaries to lease the properties we own provides a more efficient alignment of and ability to capture the economic interests of property ownership. Under the prior lease structure with MeriStar Hotels, we received lease payments based on the revenues generated by the properties; MeriStar Hotels, however, operated the properties in order to maximize net operating income from the properties. This inconsistency could potentially result in the properties being operated in a way that did not maximize revenues. With the assignment of the leases from MeriStar Hotels to our taxable subsidiaries and the execution of the new management agreements (as described below), we gained the economic risks and rewards usually associated with ownership of real estate, and property revenues became the basis for MeriStar Hotels' management fees.

     Subsidiaries of MeriStar Hotels assigned the participating leases to our wholly-owned taxable subsidiaries as of January 1, 2001. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to MeriStar Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics of the former leases. The assignment of the leases from MeriStar Hotels to our taxable subsidiaries did not result in any cash consideration exchanged among the parties except for the transfer of hotel operating assets and liabilities to the taxable subsidiaries. Under the new management agreements, the base management fee is 2.5% of total hotel revenue. MeriStar Hotels can also earn incentive management fees, based on meeting performance thresholds, of up to 1.5% of total hotel revenue. The agreements have an initial term of 10 years with three renewal periods of five years each at the option of MeriStar Hotels, subject to some exceptions. Because these leases have been assigned to our taxable subsidiaries, we now bear the operating risk associated with our hotels.

     On May 9, 2001, our operating partnership and we entered into an Agreement and Plan of Merger with FelCor Lodging Trust Incorporated and its operating partnership. On September 13, the Securities and

Exchange Commission rendered our S-4 document effective. On September 21, 2001, we mutually agreed with FelCor to terminate the merger agreement due to unfavorable market conditions. We have incurred $5,817 of costs related to this merger through December 31, 2001 and these costs have been expensed in our statement of operations.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation - Our consolidated financial statements include the accounts of all of our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     We use the equity method to account for investments in unconsolidated joint ventures and affiliated companies in which we hold a voting interest of 50% or less and exercise significant influence. We use the cost method to account for our investment in entities in which we do not have the ability to exercise significant influence.

     Cash Equivalents and Restricted Cash - We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash represents amounts required to be maintained in escrow under certain of our credit facilities.

     Investments in Hotel Properties - We record investments in hotel properties at cost (the allocated purchase price for hotel acquisitions) or at fair value at the time of contribution (for contributed property). We depreciate property and equipment balances using the straight-line method over lives ranging from five to 40 years. For the years ended December 31, 2001, 2000 and 1999, we capitalized interest of $6,098, $8,613, and $12,540, respectively. We carry properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. We discontinue depreciation of these properties when a property is classified as held for sale. Our properties held for sale are not material and, therefore, are included in investments in hotel properties.

     Intangible Assets - Intangible assets consist primarily of deferred financing fees. We amortize these deferred fees on a straight-line basis over the lives of the related borrowings.

     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of - Whenever events or changes in circumstances indicate that the carrying values of long-lived assets (including property and equipment and all intangibles) may be impaired, we perform an analysis to determine the recoverability of the asset's carrying value. The carrying value of the asset includes the original purchase price (net of depreciation) plus the value of all capital improvements (net of depreciation). If the analysis indicates that the carrying value is not recoverable from future cash flows, we write down the asset to its estimated fair value and recognize an impairment loss. The estimated fair value is based on what we estimate the current sale price of the asset to be based on comparable sales information or other estimates of the asset's value. Any impairment losses we recognize are recorded as operating expenses. In 2001, we recognized $43.6 million of impairment losses. We did not recognize any impairment losses in 2000 or 1999.

     We review long-lived assets for impairment when one or more of the following events have occurred:

     a. Current or immediate short-term (future twelve months) projected cash flows are significantly less than the most recent historical cash flows.

     b. The unplanned departure of an executive officer or other key personnel which could adversely affect our ability to maintain our competitive position and manage future growth.

     c. A significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our long-lived assets.

     d. Events which could cause significant adverse changes and uncertainty in business and leisure travel patterns.

     We make estimates of the undiscounted cash flows from the expected future operations of the asset. In projecting the expected future operations of the asset, we base our estimates on future budgeted earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, amounts and use growth assumptions to project these amounts out over the expected life of the underlying asset. Our growth assumptions are based on assumed future improvements in the national economy and improvements in demand for lodging.

     Income Taxes - We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards or SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

     In conjunction with the merger on August 3, 1998, we became a REIT and were therefore no longer subject to federal income taxes, provided that we comply with various requirements necessary to maintain REIT status. REITs are subject to state and local taxes in certain jurisdictions.

     When RMA became effective on January 1, 2001, we created taxable subsidiaries that are subject to taxation similar to subchapter C-corporations. Because of the RMA, we have created a number of these taxable subsidiaries as the lessees of our real property. The income of these taxable subsidiaries is subject to federal income tax.

     Foreign Currency Translation - We maintain results of operations for our Canadian hotels in Canadian dollars and translate those results using the average exchange rates during the period. We translate assets and liabilities to U.S. dollars using the exchange rate in effect at the balance sheet date. We reflect resulting translation adjustments in accumulated other compensation income (loss).

     Revenue Recognition - Prior to January 1, 2001, we earned participating lease revenue from the leasing of all of our hotel operating properties. We earned participating lease revenue from only eight hotels in 2001. Participating lease revenue represented lease payments from lessees pursuant to participating lease agreements. Effective January 1, 2001, in conjunction with RMA, we began to earn rooms, food and beverage, and other revenue through the operations of our hospitality properties. We recognize those revenues as hotel services are delivered. Office, retail and parking rental is generally recognized on a straight-line basis over the terms of the respective leases.

     Paticipating Lease Agreement-Changes to the federal tax laws governing REITs became effective on January 1, 2000. Under those changes, we have created a number of taxable subsidiaries to lease our real property. Our taxable susidiaries are wholly-owned and are similar to a subchapter C-corporation. As a result, on January 1, 2001, MeriStar Hotels assigned their participating leases to our taxable subsidiaries and the taxable subsidiaries entered into management agreements with MeriStar Hotels to manage our properties. Under these management agreements, the taxable subsideries pay MeriStar Hotels a management fee. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics and terms of the former leases.

     Use of Estimates - Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Segment Information - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires public entities to report selected information about operating segments in financial reports issued to shareholders. Based on the guidance provided in the standard, we have determined that our business is conducted in one reportable segment. The standard also establishes requirements for related disclosures about products and services, geographic areas and major customers.

The following table summarizes geographic information required to be disclosed under SFAS No. 131:

                                    2001               2000            1999
                                -------------     -------------    ------------
     Revenue:
     U.S.                         $1,061,621        $  394,257        $367,893
     Foreign                          23,267             6,521           7,011
                                -------------     -------------    ------------
                                  $1,084,888        $  400,778        $374,904
                                =============     =============    ============
     Investments in hotel
     properties, net:
     U.S.                         $2,734,028        $2,850,348
     Foreign                          52,269            56,153
                                -------------     -------------
                                  $2,786,297        $2,906,501
                                =============     =============

     Comprehensive Income - SFAS No. 130, "Reporting Comprehensive Income," requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of annual financial statements or in the notes to financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Our comprehensive income includes net income and other comprehensive income from foreign currency items and derivative instruments.

     Derivative Instruments and Hedging Activity - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 137 and No. 138 amended certain provisions of SFAS No. 133. We adopted these accounting pronouncements effective January 1, 2001.

     New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143 "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets," which supersedes SFAS No. 121. We are currently in the process of evaluating the effect these new standards will have on our financial statements.

3.   Investments in Hotel Properties

     Investments in hotel properties consists of the following:

                                                     December 31,
                                          --------------------------------
                                               2001               2000
                                          --------------     -------------
     Land                                     $  310,921        $  317,072
     Buildings                                 2,473,651         2,461,089
     Furniture, fixtures and equipment           354,392           338,350
     Construction-in-progress                     44,713            77,219
                                          --------------     -------------
     Total                                    $3,183,677        $3,193,730
                                          ==============     =============

4.   Investments in and Advances to Affiliates

     We have ownership interests in certain unconsolidated joint ventures and affiliated companies.

     In conjunction with the lease assignments from MeriStar Hotels on January 1, 2001, we acquired the ownership interest in Ballston Parking Associates of $1,629. We account for this investment using the cost method.

     In 1999, we invested $40,000 in MeriStar Investment Partners, LP ("MIP"), a joint venture established to acquire upscale, full-service hotels. Our investment is in the form of a preferred partnership interest. We receive a 16% preferred return on our investment. We account for this investment using the cost method.

5.   Long-Term Debt

     Long-term debt consists of the following:

                                                           December 31,
                                                 -------------------------------
                                                      2001             2000
                                                 --------------   --------------
Senior unsecured notes .........................    $  750,000       $        -
Credit facility ................................       224,000          898,000
Secured facility ...............................       330,000          330,000
Subordinated notes .............................       205,000          205,000
Convertible notes ..............................       154,300          154,300
Mortgage debt and other ........................        52,335           59,036
Unamortized issue discount .....................       (15,501)          (8,017)
                                                 --------------   --------------
                                                    $1,700,134       $1,638,319
                                                 ==============   ==============

     Future Maturities- Aggregate future maturities of the above obligations are as follows:

2002 ............................................................    $   15,543
2003 ............................................................       232,589
2004 ............................................................       171,168
2005 ............................................................         9,265
2006 ............................................................        10,006
Thereafter ......................................................     1,261,563
                                                                  --------------
                                                                     $1,700,134
                                                                  ==============

     Senior Unsecured Notes - In December 2001, we issued $250,000 aggregate principal amount of 10.5% senior notes due June 2009. The notes are unsecured obligations of certain subsidiaries of ours and we guarantee payment of principal and interest on the notes. The net proceeds from the sale of $248,420 were used to repay amounts outstanding under the credit facility. The repayments of term loans under the credit facility resulted in an extraordinary loss of $1,527 ($1,489, net of tax) from the write-off of deferred financing costs.

     In January 2001, we issued $300,000 aggregate principal amount of 9.0% senior notes due 2008 and $200,000 of 9.13% senior notes due 2011. The notes are unsecured obligations of certain subsidiaries of ours and we guarantee payment of principal and interest on the notes. The net proceeds from the sale of $492,000 were used to repay amounts outstanding under the credit facility and to make payments to terminate certain swap agreements that hedged variable rate loans that were repaid. The repayments of term loans under the credit facility resulted in an extraordinary loss of $1,243 ($1,224, net of tax) from the write-off of deferred financing costs.

     Credit Facility - In conjunction with the merger, we entered into a $1,000,000 senior secured credit facility. The credit facility was structured as a $300,000, five-year term loan facility; a $200,000, five-and-a-half year term loan facility; and a $500,000, three-year revolving credit facility with two, one-year optional extensions. We used the proceeds from the sales of senior unsecured notes in 2001 to repay amounts outstanding under the two term loans. The credit facility is secured by our common stock and our general partnership, limited partnership and limited liability ownership interests in our subsidiaries. The interest rate on the term loans and revolving facility ranges from 100 to 200 basis points over the 30-day LIBOR, depending on certain financial performance covenants and long-term senior unsecured debt ratings. The weighted average interest rate on borrowings outstanding under our credit facility as of December 31, 2001 and 2000 was 8.3%. As of December 31, 2001, we had $76,000 available to borrow under the credit facility.

     Our senior credit facility requires us to meet or exceed certain financial performance ratios at the end of each quarter. Travel disruptions and safety concerns following the terrorist attacks on September 11, 2001 and the slowdown of the national economy resulted in a significant negative impact to the lodging industry and our operations. This decline in operations would have caused us to be out of compliance with certain financial covenants specified in our senior credit agreement. On October 24, 2001, however, we finalized a temporary waiver on all affected financial covenants with our senior bank group and engaged in discussions to amend our senior credit agreement further. This waiver to the credit agreement allowed these financial covenants to be waived for the period beginning September 30, 2001 and ending February 28, 2002. In December 2001, we amended the terms of our senior credit facility. This permanently relaxed the financial covenants required under the loan and allows us to extend the maturity date of the credit facility from July 2002 until July 2003. We incurred $4,382 of costs related to the amended agreement.

     Secured Facility - In 1999 we completed a $330,000, 10-year non-recourse financing secured by a portfolio of 19 hotels. The loan bears a fixed interest rate of 8.01% and matures in 2009. We used most of the net proceeds to repay amounts outstanding under our prior credit facilities.

     Subordinated Notes - In 1999 we issued $55,000 aggregate principal amount (issue price of $51,906, net of discount) of 8.75% senior subordinated notes due 2007. The net proceeds of $51,219 were used to repay amounts outstanding under our credit facility and to invest in MIP. These notes are our unsecured obligations and provide for semi-annual payments of interest on February 15 and August 15, commencing on August 15, 1999.

     In 1997, we completed the offering of $150,000 aggregate principal amount (issue price of $149,799, net of discount) of 8.75% senior subordinated notes due 2007, generating net proceeds of $144,620. The indenture pursuant to which the subordinated notes were issued contains certain covenants, including maintenance of certain financial ratios, reporting requirements, and other customary restrictions. The subordinated notes are our unsecured obligations and provide for semi-annual payments of interest on February 15 and August 15, commencing on February 15, 1998.

     Convertible Notes - In 1997, we completed the offering of $172,500 aggregate principal amount of 4.75% convertible subordinated notes due 2004, generating net proceeds of $167,581. The proceeds were used to repay amounts outstanding under our prior credit facility and to finance certain hotel acquisitions. The convertible notes are unsecured obligations and provide for semi-annual payments of interest on April 15 and October 15, commencing on April 15, 1998. During 2000, we repurchased $18,200 of our convertible notes at a discount. This resulted in an extraordinary gain of $3,116 ($3,054, net of tax effect).

     Mortgage Debt - In connection with the merger, we assumed mortgage debt secured by seven hotels. The mortgage debt matures between 2001 and 2012, and the interest rates on the mortgages range from 7.5% to 10.5%.

     Hedge Agreements and Other Derivatives- Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

     We recognized a transition adjustment of $2,842 as the fair value of our derivative instruments at January 1, 2001. We recorded a liability and corresponding charge to other comprehensive loss for this amount. As of December 31, 2001, the fair value of the derivative instruments represents a liability of $12,100.

     Upon the sale of our $250,000 senior unsecured notes in December 2001, we reduced the term loans and our revolver under our senior secured credit facility by an aggregate amount of $248,400. At that time, we converted three swap agreements to non-hedging derivatives. These swap agreements had notional principal amounts of approximately $151,400 and were originally designated to hedge interest rates on borrowings under our senior secured credit facility that were repaid. We recognized a $6,666 loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

     Upon the sale of our $500,000 senior unsecured notes in January 2001, we reduced the term loans under our senior secured credit facility by $300,000. At that time, we terminated three swap agreements with a notional amount of $300,000. These swap agreements were originally designated as cash flow hedges of interest rates on the variable rate term loans that were repaid. We made net payments totaling $9,297 million to our counter parties to terminate these swap agreements, and recognized a $9,297 million loss related to those terminated swaps.

     As of December 31, 2001, we had three swap agreements with notional amounts totaling $300,000. A portion of these swap agreements ($148,600) provide hedges against the impact future interest rates have on our floating LIBOR debt instruments. The remaining portion of the swap agreements ($151,400) have been converted to non-hedging derivatives. The swap agreements effectively fix the 30-day LIBOR between 4.77% and 6.4%. The swap agreements expire between December 2002 and July 2003. For the year ended December 31, 2001 and 2000, we have
(made)/received net payments of approximately $(6,285) and $3,081, respectively.

     The fair value of swap agreements designated as cash flow hedges is $5,246 at December 31, 2001 and recorded in accumulated other comprehensive income. The estimated amount recorded in accumulated other comprehensive income expected to be reclassified to the statement of operations during 2002 is $4,735.

     In anticipation of the August 1999 completion of our mortgage-backed secured facility, we entered into two separate hedge transactions during July 1999. Upon completion of the secured facility, we terminated the underlying treasury lock agreements, resulting in a net payment to us of $5,100. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the secured facility is 7.76%.

     Additionally, in anticipation of the August 1997 offering of $150,000 aggregate principal amount of our 8.75% senior subordinated notes due 2007, we entered into separate hedge transactions during June and July 1997. Upon completion of the subordinated notes offering, we terminated the underlying swap agreements, resulting in a net payment to us of $836. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the subordinated notes is 8.69%.

     As of December 31, 2001, after consideration of the hedge agreements described above, 95.6% of our debt was fixed and our overall weighted average interest rate was 8.49%.

     We have determined the fair value of our outstanding balance of long-term debt approximates $1,625,000 at December 31, 2001.

6.   Income Taxes

     When the RMA became effective on January 1, 2001, we created taxable subsidiaries to lease certain of our properties. These subsidiaries are subject to taxation similar to C-corporations. The income of these taxable subsidiaries is subject to federal income tax.

     Our income taxes were allocated as follows:

                                                                   2001          2000          1999
                                                               ------------  ------------  ------------
     Taxes on income (loss) before gain (loss) on sale of
     assets and extraordinary gain (loss) ....................    $(1,178)       $2,028        $2,102
     Taxes on gain (loss) on sale of assets ..................        (44)           70             -
     Tax expense (benefit) on extraordinary gain (loss) ......        (57)           62           (93)
                                                               ------------  ------------  ------------
       Total income tax expense (benefit) ....................    $(1,279)       $2,160        $2,009
                                                               ============  ============  ============

     Our income (loss) before taxes (including the gain (loss) on sale of assets and extraordinary items, and net of minority interests) was $(44,940), $107,889, and $101,066 in 2001, 2000 and 1999, respectively. Our total income tax expense (benefit) was $(1,279), $2,160 and $2,009, respectively. Therefore, our effective income tax rates were 2.7%, 2.0% and 2.0%, respectively.

Our effective income tax rate differs from the federal statutory income tax rate as follows:

                                                              2001          2000          1999
                                                          ------------  ------------  ------------
 Statutory tax rate                                             35.0%         35.0%         35.0%
 Effect of REIT dividends paid deduction                       (34.3)        (35.0)        (35.0)
 State and local taxes                                           1.8           1.7           1.7
 Difference in effective rate on foreign subsidiaries            0.2           0.3           0.3
                                                          ------------  ------------  ------------
                                                                 2.7%          2.0%          2.0%
                                                          ============  ============  ============

     The components of income tax expense (benefit) related to income (loss) before gain (loss) on sale of assets and extraordinary gain (loss) are as follows:

                                      2001          2000          1999
                                  ------------  ------------  ------------
 Current:
    Federal                        $        -    $        -    $        -
    State                                 400           800         1,020
    Foreign                               100           433           190
                                  ------------  ------------  ------------
                                          500         1,233         1,210
 Deferred:
    Federal                              (337)            -             -
    State                              (1,231)          685           842
    Foreign                              (110)          110            50
                                  ------------  ------------  ------------
                                       (1,678)          795           892
                                  ------------  ------------  ------------
                                   $   (1,178)   $    2,028    $    2,102
                                  ============  ============  ============

     The tax effects of the principal temporary differences that give rise to our net deferred tax liability are as follows:

                                                    December 31,
                                            ---------------------------
                                                2001           2000
                                            ------------   ------------
Accelerated depreciation/basis difference       $ 2,130        $ 2,611
Fair value of hotel assets acquired               6,800          6,800
Allowance for doubtful accounts                      82            (30)
Accrued vacation                                    (15)           (15)
Accrued expenses                                    482            482
Net operating loss                                 (449)             -
Other                                                 1            292
                                            ------------   ------------
Net deferred tax liability                      $ 9,031        $10,140
                                            ============   ============

     Our taxable subsidiaries had a net operating loss in 2001. We have not recorded a valuation allowance against the deferred tax assets this loss creates as of December 31, 2001 as we believe it is more likely than not we will realize these deferred tax assets.

     In conjunction with the merger and related transactions, we had several significant events that affect income tax-related balances for the years ended December 31, 2001 and 2000. These events are summarized below:

..    REITs are subject to federal income taxes in certain instances for asset dispositions occurring within 10 years of electing REIT status. We do not expect to incur federal tax liability resulting from the disposition of assets with built-in gain. The 2001 and 2000 asset dispositions were not subject to the built-in gain rules.
..    At the time of the merger in 1998, we established a new accounting basis for American General's assets and liabilities based on their fair values. In accordance with generally accepted accounting principles, we have provided a deferred income tax liability for the estimated future tax effect of differences between the accounting and tax bases of assets acquired from American General. This deferred income tax liability, related to future state and local income taxes, is estimated as $6,800, based on information available at the date of the merger and subsequently.

7.   Stockholders' Equity and Minority Interests

     Common Stock Transactions- We are authorized to issue up to 100,000 shares of our preferred stock, par value $0.01 per share, from time to time with such rights, preferences and priorities as the Board of Directors shall designate. We have not issued any preferred stock.

     In September 1999, our Board of Directors authorized the repurchase of up to 5,000 shares of our common stock from time to time in open market or privately negotiated transactions. As of December 31, 2001 we have repurchased a total of 4,200 shares for $75,356.

     In May 2000, we implemented a stock purchase plan that allowed eligible employees to purchase our common stock at a discount to market value. We had reserved 500,000 shares of common stock for issuance under this plan. In September 2001, we discontinued the stock purchase plan.

     OP Units - Substantially all of our assets are held indirectly by and operated through MeriStar Hospitality Operating Partnership, L.P., our subsidiary operating partnership.

     Our operating partnership's partnership agreement provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units. Holders of Common OP Units and Class B OP Units receive distributions per OP Unit equivalent to the dividend paid on each of our common shares. Holders of Class C OP Units receive a non-cumulative, quarterly distribution equal to $0.5575 per Class C OP Unit so long as the common OP Units and Class B OP Units receive a distribution for such quarter and the dividend rate on our common stock does not exceed $0.5575. The Class C OP Units automatically convert into Common OP Units when that dividend rate is exceeded. Holders of Class D OP Units receive a 6.5% cumulative annual preferred return based on an assumed price per common share of $22.16; the return is compounded quarterly to the extent not paid on a current basis, and holders are entitled to a liquidation preference of $22.16 per Class D OP Unit. All net income and capital proceeds earned by the operating partnership (after payment of the annual preferred return and, if applicable, the liquidation preference) will be shared by the holders of the Common OP Units in proportion to the number of Common OP Units in the relevant operating partnership owned by each such holder.

     During 1999, we issued 65,875 Common OP Units to partially finance the purchase of a hotel, and we issued 974,588 Common OP units as a conditional component of a purchase agreement for a hotel we purchased in 1998.

     On March 21, 2001, June 28, 2001, September 18, 2001 and December 17, 2001, we declared our first, second, third and fourth quarter dividends, respectively, equivalent to an annual rate of $1.525 per share of common stock and Common OP Unit. The amount of the dividend for each quarter was $0.505 per share of common stock or Common OP Unit for the first, second and third quarters and $0.01 per share of common stock and OP unit for the fourth quarter. These dividends were paid on April 30, 2001, July 31, 2001, October 12, 2001 and January 31, 2002.

     On March 21, 2000, June 21, 2000, September 25, 2000 and December 20, 2000, we declared our first, second, third and fourth quarter dividends, respectively, equivalent to an annual rate of $2.02 per share of common stock or Common OP Unit. The amount of the dividend for each quarter was $0.505 per share of common stock or Common OP Unit. These dividends were paid on April 28, 2000, July 31, 2000, October 31, 2000 and January 31, 2001.

     On March 17, 1999, June 21, 1999, September 15, 1999 and December 6, 1999, we declared our first, second, third and fourth quarter dividends, respectively, equivalent to an annual rate of $2.02 per share of common stock and OP Unit. The amount of the dividend for each quarter was $0.505 per share of common stock or OP Unit. These dividends were paid on April 30, 1999, July 30, 1999, October 29, 1999 and January 31, 2000.

     8.   Earnings Per Share

     The following table presents the computation of basic and diluted earnings per share:

                                                                Year Ended December 31,
                                                        ------------------------------------
                                                           2001         2000         1999
                                                        ----------   ----------   ----------
Basic Earning Per Share Computation:
      Net income (loss) before extraordinary
        gain (loss)                                      $ (40,049)   $ 102,807    $ 103,496
      Dividends paid on unvested restricted stock             (502)      (1,168)           -
                                                        ----------   ----------   ----------
      Income (loss) available to common stockholders       (40,551)     101,639      103,496
      Weighted average number of shares
        of Common Stock outstanding                         44,507       45,958       47,276
                                                        ----------   ----------   ----------
      Basic earnings per share before extraordinary
        gain (loss)                                      $   (0.91)   $    2.21    $    2.19
                                                        ==========   ==========   ==========

Diluted Earnings Per Share Computation:

      Income (loss) available to common shareholders     $ (40,551)   $ 101,639    $ 103,496
      Minority interest, net of tax                              -          554       10,143
      Interest on convertible debt, net of tax                   -        7,338        8,137
      Dividends on unvested restricted stock                     -          254            -
                                                        ----------   ----------   ----------
      Adjusted net income                                $ (40,551)   $ 109,785    $ 121,776
                                                        ----------   ----------   ----------

      Weighted average number of shares
        of common stock outstanding                         44,507       45,958       47,276
      Common stock equivalents:
         Operating partnership units                             -          441        5,205
         Stock options                                           -          208          102
         Convertible debt                                        -        4,612        5,066
         Restricted stock                                        -          176            -
                                                        ----------   ----------   ----------
      Total weighted average number of diluted
        shares of common stock outstanding                  44,507       51,395       57,649
                                                        ----------   ----------   ----------
      Diluted earnings per share before extraordinary
        gain (loss)                                      $   (0.91)   $    2.14    $    2.11
                                                        ==========   ==========   ==========

9.        Related-Party Transactions

     Pursuant to an intercompany agreement, we and MeriStar Hotels provide each other with, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, MeriStar Hotels has a right of first refusal to become the manager of any real property we acquire.
We also may provide each other with certain services. These may include administrative, renovation supervision, corporate, accounting, finance, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services, for which MeriStar Hotels is compensated in an amount that we would be charged by a third party for comparable services. During the years ended December 31, 2001, 2000 and 1999, we paid MeriStar Hotels a net amouunt of $151, $1,165 and $1,600 respectively, for such services.

     MeriStar Hotels has a revolving credit facility with us. On March 1, 2000, MeriStar repaid the remaining balance of $57,100 on its revolving credit agreement with us upon closing its bank revolving credit facility. At that time, the revolving credit facility was amended to reduce the maximum borrowing limit from $75,000 to $50,000 and to increase the interest rate on the facility from LIBOR plus 350 basis points to LIBOR plus 650 basis points. During 2001, 2000 and 1999, we earned interest of $5,005, $955, and $4,907, respectively, from this facility. As of December 31, 2001, MeriStar Hotels had $36,000 of borrowings outstanding under this facility.

     Certain members of our management and our respective affiliates owned equity interests relating to a hotel that we acquired in January 1999. These persons and affiliates received an aggregate of $1,488 of our OP Units in exchange for their interests in the hotel.

     Of the $300,000 aggregate principal amount of 9.0% senior unsecured notes due in 2008 we sold in January 2001, $30,000 principal amount was sold at a price of 99.688% to an affiliate of Oak Hill Capital Partners. The notes purchased were identical to those purchased by third parties.

     Of the $200,000 aggregate principal amount of 9.13% senior unsecured notes due in 2011 we sold in January 2001, $20,000 principal amount was sold at a price of 99.603% to an affiliate of Oak Hill Capital Partners. The notes purchased were identical to those purchased by third parties.

     Of the $250,000 aggregate principal amount of 10.5% senior unsecured notes due in 2009 we sold in December 2001, $23,000 principal amount was sold at a price of 99.368% to an affiliate of Oak Hill Capital Partners. The notes purchased are identical to those purchased by third parties.

10.  Stock-Based Compensation

Stock Options

     In connection with the merger, we adopted a new equity incentive plan. This plan authorizes us to award up to 5,565,518 options on shares of common stock. We may grant awards to officers or other of our key employees or an affiliate. These options are exercisable in three annual installments and expire 10 years from the grant date.

     In addition, we adopted a new equity incentive plan for non-employee directors. The directors' plan authorizes us to award up to 500,000 options. These options are exercisable in three annual installments and expire 10 years from the grant date.

     Stock option activity for 2001, 2000 and 1999 is as follows:

                                                       Equity Incentive Plan                   Directors' Plan
                                                  ---------------------------------    --------------------------------
                                                    Number of           Average           Number            Average
                                                      Shares         Option Price       of Shares        Option Price
                                                  -------------    ----------------    ------------    ----------------
Balance, January 1, 1999                              3,703,379              $24.80          45,000              $21.38
Granted                                               1,015,750               19.37          35,000               23.63
Exercised                                               (94,012)              15.64               -                   -
Canceled                                               (264,064)              27.87               -                   -
                                                  -------------    ----------------    ------------    ----------------
Balance, December 31, 1999                            4,361,053               23.56          80,000               22.36
Granted                                                 584,875               16.13          35,000               19.00
Exercised                                               (47,153)              17.26               -                   -
Canceled                                               (113,441)              28.62               -                   -
                                                  -------------    ----------------    ------------    ----------------
Balance, December 31, 2000                            4,785,334               22.68         115,000               21.34
Granted                                                  88,500               13.33          47,500               23.00
Exercised                                               (41,839)              16.12               -                   -
Canceled                                             (2,194,165)              26.87               -                   -
                                                  -------------    ----------------    ------------    ----------------
Balance, December 31, 2001                            2,637,830              $19.47         162,500              $21.83
                                                  =============    ================    ============    ================

Shares exercisable at December 31, 1999               2,577,620              $24.53          15,000              $21.38
                                                  =============    ================    ============    ================
Shares exercisable at December 31, 2000               3,482,816              $23.99          26,667              $22.56
                                                  =============    ================    ============    ================
Shares exercisable at December 31, 2001               2,020,759              $20.09          80,000              $21.69
                                                  =============    ================    ============    ================

The following table summarizes information about stock options outstanding at December 31, 2001:

                                            Options Outstanding                             Options Exercisable
                          ---------------------------------------------------------    -------------------------------
                                               Weighted                                                    Weighted
                                                Average              Weighted                              Average
 Range of exercise            Number           Remaining              Average             Number           Exercise
       prices              outstanding      Contractual Life       Exercise Price       exercisable          Price
---------------------     -------------    -------------------    -----------------    -------------     -------------
$13.33 to $15.64              1,031,598                   6.46               $15.13          801,434            $15.37
$16.25 to $19.00                 72,750                   7.89                17.43           39,169             17.02
$19.19 to  19.19                925,000                   7.10                19.19          616,667             19.19
$19.75 to $29.44                624,407                   6.62                25.25          496,914             26.10
$29.55 to $31.61                146,575                   5.87                30.93          146,575             30.93
                          -------------    -------------------    -----------------    -------------     -------------
$13.33 to $31.61              2,800,330                   6.71               $19.61        2,100,759            $20.15
                          =============    ===================    =================    =============     =============

     We have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, we apply Accounting Principles Board Opinion No. 25 in accounting for the Equity Incentive Plan and, therefore, no compensation cost has been recognized for the Equity Incentive Plan.

     Pro forma information regarding net income and diluted earnings per share is required by SFAS No. 123, and has been determined as if we have accounted for our employee stock options under the fair value method. We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999:

                                             2001               2000               1999
                                        ---------------    ----------------    --------------
  Risk-free interest rate                          3.6%               6.71%             6.70%
  Dividend rate                                 $1.525               $2.02             $2.02
  Volatility factor                               0.57                0.27              0.31
  Weighted average expected life            3.10 years          3.06 years        3.07 years

     Our pro forma net income (loss) and diluted earnings (loss) per share as if the fair value method had been applied were $(45,215) and $(1.02) for 2001, $98,216 and $2.07 for 2000, $98,273 and $2.02 for 1999. The effects of applying
SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income and diluted earnings per share for future years.

Other Stock-Based Compensation

     As of December 31, 2001, we have granted 479,000 shares of restricted stock to employees. This restricted stock vests ratably over three-year or five-year periods. The issuance of restricted stock has resulted in $5,287 of unearned stock-based compensation recorded as a reduction to stockholders' equity on our balance sheet as of December 31, 2001.

     In 2000, we granted 462,500 Profits-Only OP Units, or POPs, to some of our employees pursuant to our POPs Plan. As of December 31, 2001, 387,500 POPs are outstanding. These POPs were originally eligible for vesting based on us achieving certain financial performance criteria. During 2001, we converted these POPs to fixed awards and extended the vesting period to 2004. In 2001, we granted 350,000 POPs to some of our employees pursuant to our POPs Plan. These POPs are fixed awards and vest ratably over three years.

11.  Restructuring Charges

     During 2001, we incurred a restructuring charge of $1,080 in connection with operational changes at our corporate headquarters. The restructuring included eliminating seven corporate staff positions and office space no longer needed under the new structure.

The restructuring charge consists of:

Severance                             $  168
Noncancelable lease cost                 912
                                      ------
Total                                 $1,080
                                      ======

     During 2001, we applied $168 and $520 in severance and lease termination costs, respectively, against the restructuring reserve. Approximately $392 of the restructuring accrual remains at December 31, 2001.

12.  Commitments and Contingencies

     We lease land at certain hotels from third parties. Certain leases contain contingent rent features based on gross revenues at the respective property. Future minimum lease payments required under these operating leases as of December 31, 2001 were as follows:

       2002                              $ 1,446
       2003                                1,446
       2004                                1,446
       2005                                1,449
       2006                                1,449
       Thereafter                         52,315
                                   -------------
                                         $59,551
                                   =============

     We lease certain office, retail and parking space to outside parties under non-cancelable operating leases with initial or remaining terms in excess of one year. Future minimum rental receipts under these leases as of December 31, 2001 were as follows:

       2002                               $ 4,969
       2003                                 4,190
       2004                                 3,915
       2005                                 2,398
       2006                                 1,217
       Thereafter                           1,896
                                    -------------
                                          $18,585
                                    =============

     In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

13.  Acquisitions and Dispositions

     During 2001, we sold two hotels and received proceeds of $9,715. The sales resulted in a loss of $2,176 ($2,132, net of tax).

     During 2001, we terminated the leases of eight of our hotels from affiliates of Prime Hospitality Corporation for a total cost of $1,315. Concurrently, we signed long-term management agreements with MeriStar Hotels for four of these properties. The term on the remaining four management agreements is one year with additional one-year renewal periods.

     During 2000, we sold three limited-service hotels and received proceeds of $24,148. This resulted in a gain on sale of assets of $3,495 ($3,425, net of tax). We also purchased a full-service hotel for $19,400. Of the purchase amount, we paid $11,400 in cash and we will pay $8,000 from the hotel's future cash flow within the next five years. We funded the acquisition using existing cash and borrowings under our revolving credit facility.

     During 1999, we acquired one hotel for a purchase price of $10,642 of cash and $1,488 of OP Units. We funded the acquisition using existing cash and borrowings on our credit facility. We also sold two hotels during 1999 for a total price of $8,900. The resulting gain on the sales was immaterial.

14.    Quarterly Financial Information (Unaudited)

     The following is a summary of our quarterly results of operations:

                                                       2001                                             2000
                                     ------------------------------------------        -------------------------------------------
                                      First      Second      Third      Fourth          First      Second      Third      Fourth
                                     Quarter     Quarter    Quarter     Quarter        Quarter     Quarter    Quarter     Quarter
                                     -------     -------    -------     -------        -------     -------    -------     -------
Total revenue .....................  $302,684    $307,167   $247,538    $227,499       $67,100     $81,539    $117,631    $134,508
Total operating expenses ..........   256,742     249,667    234,003     264,153        41,698      43,631      42,506      43,769
Net operating income
   (loss) .........................    45,942      57,500     13,535     (36,654)       25,402      37,908      75,125      90,739
Income (loss) before
   extraordinary gain (loss) ......    13,039      24,560    (17,302)    (60,346)       (3,426)     10,424      41,259      54,550
Net income (loss) .................    11,815      24,560    (17,302)    (61,835)         (372)     10,424      41,259      54,550
Diluted earnings (loss)
   per share ......................  $   0.25    $   0.52   $  (0.39)   $  (1.37)      $ (0.01)    $  0.22    $   0.83    $   1.13

     15. Supplemental Cash Flow Information

                                                                                     2001         2000           1999
                                                                                  ----------   -----------    ----------
      Cash paid for interest and income taxes:

      Interest, net of capitalized interest of $6,098, $8,613, and $12,540,
      respectively                                                                  $105,732      $120,539       $93,491
      Income taxes                                                                       698           874         1,261

      Non-cash investing and financing activities:
      OP Units issued in purchase of property and equipment                                -             -         1,488
      Redemption of OP Units                                                           5,428            24        29,412
      Dividends reinvested                                                                 -            91             -
      Issuance of restricted stock                                                         -        10,620             -
      Deferred purchase price                                                              -         8,000             -

      Operating assets received and liabilities assumed from lease conversion:
         Accounts receivable                                                          47,200             -             -
         Prepaid expenses and other                                                   13,500             -             -
         Furniture and fixtures, net                                                     152             -             -
         Investment in affiliates, net                                                 1,629             -             -
                                                                                  ----------
              Total operating assets received                                         62,481             -             -
                                                                                  ==========

         Accounts payable and accrued expenses                                        65,706             -             -
         Long-term debt                                                                   32             -             -
                                                                                  ----------
              Total liabilities acquired                                              65,738             -             -
                                                                                  ==========

16.  Subsequent Event

     On February 7, 2002, we sold $200,000 of senior unsecured notes. These notes have an interest rate of 9.13% and mature in January 2011. We used the proceeds to pay down our revolving credit facility. As a result of this financing, we redesignated some swap agreements as non-hedging derivatives. We recognized a $4,700 loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

                        MERISTAR HOSPITALITY CORPORATION
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (dollars in thousands)

                                                             Costs subsequent   Gross amount
                                 Initial cost to Company     to acquisition     at end of year
                                 -----------------------     ---------------    --------------
                                                 Building           Building           Building   Accum-
                                                  and                 and                and     ulated   Year of
                                 Encum-          Improve            Improve-            Improve  Deprecia Construc- Date
Description                      brances   Land   ments      Land    ments      Land    ments     tion    tion    Acquired  Life
--------------------------------------------------------     ---------------    --------------  --------------------------------
Hotel Assets:
Salt Lake Airport Hilton, UT        -        770  12,828        -    4,185       770    17,013  2,579     1980      3/3/1995  40
Radisson Hotel, Schaumburg, IL      -      1,080   5,131     (230)     938       850     6,069  1,107     1979     6/30/1995  40
Sheraton Hotel, Colorado
Springs, CO                        (1)     1,071  14,592        1    4,526     1,072    19,118  2,848     1974     6/30/1995  40
Hilton Hotel, Bellevue, WA         48      5,211   6,766     (441)   3,686     4,770    10,452  1,358     1979      8/4/1995  40
Marriott Hotel, Somerset, NJ       (1)     1,978  23,001        -    4,811     1,978    27,812  4,092     1978     10/3/1995  40
Westin Atlanta Airport, Atlanta,
GA                                  -      2,650  15,926     (300)   9,517     2,350    25,443  3,734     1982    11/15/1995  40
Sheraton Hotel, Charlotte, NC      (1)     4,700  11,057        -    4,032     4,700    15,089  2,123     1985      2/2/1996  40
Radisson Hotel Southwest,
Cleveland, OH                       -      1,330   6,353        -    5,537     1,330    11,890  1,479     1978     2/16/1996  40
Orange County Airport Hilton,
Irvine, CA                         (1)     9,990   7,993        -    3,723     9,990    11,716  1,544     1976     2/22/1996  40
The Latham Hotel, Washington,
DC                                  -      6,500   5,320        -    4,233     6,500     9,553  1,169     1981      3/8/1996  40
Hilton Hotel, Arlington, TX        (1)     1,836  14,689       79    3,766     1,915    18,455  2,479     1983     4/17/1996  40
Hilton Hotel, Arlington, VA         -      4,000  15,069        -      851     4,000    15,920  2,117     1990     8/23/1996  40

Southwest Hilton, Houston, TX       -      2,300  15,665     (613)  (2,871)    1,687    12,794  2,168     1979    10/31/1996  40
Embassy Suites, Englewood, CO      (1)     2,500  20,700        -    3,537     2,500    24,237  2,973     1986    12/12/1996  40
Holiday Inn, Colorado Springs, CO   -      1,600   4,232     (426)    (257)    1,174     3,975    619     1974    12/17/1996  40
Embassy Row Hilton,
Washington, DC                      -      2,200  13,247        -    3,276     2,200    16,523  1,888     1969    12/17/1996  40
Hilton Hotel & Towers,
Lafayette, LA                      (1)     1,700  16,062        -    2,169     1,700    18,231  2,164     1981    12/17/1996  40
Hilton Hotel, Sacramento, CA       (1)     4,000  16,013        -    2,686     4,000    18,699  2,236     1983    12/17/1996  40
Santa Barbara Inn, Santa
Barbara, CA                         -      2,600   5,141        -    1,497     2,600     6,638    770     1959    12/17/1996  40
San Pedro Hilton, San Pedro,
CA                                  -        640   6,047        -    2,517       640     8,564    975     1989     1/28/1997  40
Doubletree Hotel, Albuquerque,
NM                                 (1)     2,700  15,075        -    2,376     2,700    17,451  1,957     1975     1/31/1997  40
Westchase Hilton & Towers,
Houston, TX                        (1)     3,000  23,991        -    1,578     3,000    25,569  3,113     1980     1/31/1997  40
Sheraton Great Valley Inn,
Frazer, PA                          -      2,150  11,653       11    3,610     2,161    15,263  1,576     1971     3/27/1997  40
Holiday Inn Calgary Airport,
Calgary, Alberta, Canada            -        751   5,011      (77)   1,675       674     6,686    666     1981      4/1/1997  40
Sheraton Hotel Dallas, Dallas,
TX                                  -      1,300  17,268     (569)  (5,551)      731    11,717  2,389     1974      4/1/1997  40
Radisson Hotel Dallas, Dallas,
TX                                  -      1,800  17,580     (868)  (7,542)      932    10,038  2,236     1972      4/1/1997  40
Sheraton Hotel Guildford,
Surrey, BC, Canada                  -      2,366  24,008     (244)  (1,335)    2,122    22,673  2,650     1992      4/1/1997  40
Doubletree Guest Suites,
Indianapolis, IN                    -      1,000   8,242        -      999     1,000     9,241  1,057     1987      4/1/1997  40
Ramada Vancouver Centre,
Vancouver, BC, Canada               -      4,400   7,840     (451)   1,877     3,949     9,717  1,057     1968      4/1/1997  40
Holiday Inn Sports Complex,
Kansas City, MO                     -        420   4,742        -    2,129       420     6,871    715     1975     4/30/1997  40
Hilton Crystal City, Arlington,
VA                                  -      5,800  29,879        -    1,674     5,800    31,553  3,464     1974      7/1/1997  40
Doral Palm Springs, Cathedral
City, CA                            -      1,604  16,141        -    3,022     1,604    19,163  2,045     1985      7/1/1997  40
Radisson Hotel & Suites,
Chicago, IL                         -      4,870  39,175        -    3,619     4,870    42,794  4,586     1971     7/15/1997  40
Georgetown Inn, Washington, DC      -      6,100   7,103        -    1,824     6,100     8,927    884     1962     7/15/1997  40
Embassy Suites Center City,
Philadelphia, PA                   (1)     5,500  26,763        -    3,529     5,500    30,292  3,085     1963     8/12/1997  40

Doubletree Hotel Austin,
Austin, TX                           (1)  2,975  25,678        -   3,288     2,975    28,966  3,003  1984     8/14/1997      40
Radisson Plaza Hotel,
Lexington, KY                         -   1,100  30,375        -   6,315     1,100    36,690  3,780  1982     8/14/1997      40
Jekyll Inn, Jekyll Island, GA         -       -   7,803        -   3,548         -    11,351  1,148  1971     8/20/1997      40
Holiday Inn Metrotown,
Burnaby, BC, Canada                   -   1,115   5,303     (114)    796     1,001     6,099    620  1989     8/22/1997      40
Embassy Suites International
Airport, Tucson, AZ                   -   1,640  10,444        -   2,392     1,640    12,836  1,230  1982    10/23/1997      40
Westin Morristown, NJ                 -   2,500  19,128      100   3,835     2,600    22,963  2,195  1962    11/20/1997      40
Doubletree Hotel Bradley
International Airport, Windsor
Locks, CT                             -   1,013  10,228       87   1,861     1,100    12,089  1,142  1985    11/24/1997      40
Sheraton Hotel, Mesa, AZ              -   1,850  16,938        -   2,650     1,850    19,588  2,140  1985     12/5/1997      40
Metro Airport Hilton & Suites,
Detroit, MI                           -   1,750  12,639        -   1,371     1,750    14,010  1,355  1989    12/16/1997      40
Marriott Hotel, Los Angeles,
CA                                    -   5,900  48,250        -   7,615     5,900    55,865  5,362  1983    12/18/1997      40
Austin Hilton & Towers, TX            -   2,700  15,852        -   2,876     2,700    18,728  1,758  1974      1/6/1998      40

Dallas Renaissance North, TX          -   3,400  20,813        -   3,826     3,400    24,639  2,320  1979      1/6/1998      40
Houston Sheraton Brookhollow
Hotel, TX                             -   2,500  17,609        -   2,562     2,500    20,171  1,959  1980      1/6/1998      40

Seelbach Hilton, Louisville, KY       -   1,400  38,462        -   7,265     1,400    45,727  4,117  1905      1/6/1998      40

Midland Hilton & Towers, TX           -     150   8,487        -   1,814       150    10,301    968  1976      1/6/1998      40

Westin Oklahoma, OK                   -   3,500  27,588        -   2,745     3,500    30,333  2,908  1977      1/6/1998      40

Sheraton Hotel, Columbia, MD          -   3,600  21,393        -   3,871     3,600    25,264  2,141  1972     3/27/1998      40
Radisson Cross Keys,
Baltimore, MD                         -   1,500   5,615        -   1,566     1,500     7,181    598  1973     3/27/1998      40
Sheraton Fisherman's Wharf,
San Francisco, CA                    (1) 19,708  61,751        -   4,984    19,708    66,735  5,983  1975      4/2/1998      40
Hartford Hilton, CT                   -   4,073  24,458        -   3,051     4,073    27,509  2,158  1975     5/21/1998      40
Holiday Inn Dallas DFW
Airport South,TX                 12,211   3,388  28,847        -     274     3,388    29,121  2,499  1974      8/3/1998      40
Courtyard by Marriott
Meadowlands, NJ                       -       -   9,649        -     144         -     9,793    829  1993      8/3/1998      40
Hotel Maison de Ville, New
Orleans, LA                           -     292   3,015        -      58       292     3,073    261  1778      8/3/1998      40
Hilton Hotel Toledo, OH               -       -  11,708        -      90         -    11,798  1,017  1987      8/3/1998      40
Holiday Inn Select Dallas DFW
Airport West, TX                      -     947   8,346     (270) (2,083)      677     6,263    828  1974      8/3/1998      40
Holiday Inn Select New Orleans
International Airport LA             (1)  3,040  25,616        -   2,786     3,040    28,402  2,317  1973      8/3/1998      40
Crowne Plaza Madison, WI             (1)  2,629  21,634        -     441     2,629    22,075  1,875  1987      8/3/1998      40
Wyndham Albuquerque Airport
Hotel, NM                             -       -  18,889        -     241         -    19,130  1,628  1972      8/3/1998      40
Wyndham San Jose Airport
Hotel, TX                             -       -  35,743        -   1,296         -    37,039  3,120  1974      8/3/1998      40
Holiday Inn Select Mission
Valley, CA                            -   2,410  20,998        -     302     2,410    21,300  1,822  1970      8/3/1998      40
Sheraton Safari Resort, Lake
Buena Vista, FL                       -   4,103  35,263        -   9,058     4,103    44,321  3,528  1985      8/3/1998      40
Hilton Monterey, CA                   -   2,141  17,666        -   5,252     2,141    22,918  1,799  1971      8/3/1998      40
Hilton Hotel Durham, NC               -   1,586  15,577        -   3,052     1,586    18,629  1,438  1987      8/3/1998      40
Wyndham Garden Hotel
Marietta, GA                          -   1,900  17,077        -     694     1,900    17,771  1,486  1985      8/3/1998      40
Westin Resort Key Largo, FL           -   3,167  29,190        -     675     3,167    29,865  2,542  1985      8/3/1998      40
Doubletree Guest Suites
Atlanta, GA                       8,393   2,236  18,514        -   3,900     2,236    22,414  1,831  1985      8/3/1998      40
Radisson Hotel Arlington
Heights, IL                           -   1,540  12,645        -   8,291     1,540    20,936  1,443  1981      8/3/1998      40
Holiday Inn Select Bucks
County, PA                            -   2,610  21,744        -   3,161     2,610    24,905  1,943  1987      8/3/1998      40
Hilton Hotel Cocoa Beach, FL          -   2,783  23,076        -   1,925     2,783    25,001  2,123  1986      8/3/1998      40

Radisson Universal Orlando, FL        -   9,555  73,486        -   8,484     9,555    81,970  6,747  1972      8/3/1998      40
Crowne Plaza Phoenix, AZ              -   1,852  15,957        -   3,485     1,852    19,442  1,632  1981      8/3/1998      40


Hilton Airport Hotel Grand
Rapids, MI                         (1)     2,049     16,657        -      1,116     2,049     17,773     1,481  1979   8/3/1998   40
Marriott West Loop Houston, TX     (1)     2,943     23,934        -      4,409     2,943     28,343     2,229  1976   8/3/1998   40
Courtyard by Marriott Durham, NC    -      1,406     11,001        -         76     1,406     11,077       946  1996   8/3/1998   40
Courtyard by Marriott, Marina
Del Rey, CA                         -      3,450     24,534        -      2,659     3,450     27,193     2,148  1976   8/3/1998   40
Courtyard by Marriott, Century
City, CA                            -      2,165     16,465        -      1,142     2,165     17,607     1,424  1986   8/3/1998   40
Courtyard by Marriott,
Orlando, FL                         -          -     41,267        -      2,593         -     43,860     3,653  1972   8/3/1998   40
Crowne Plaza, San Jose, CA         (1)     2,130     23,404      (24)     1,676     2,106     25,080     2,128  1975   8/3/1998   40
Doubletree Hotel Westshore,
Tampa, FL                           -      2,904     23,476        -      9,689     2,904     33,165     2,361  1972   8/3/1998   40
Howard Johnson Resort Key
Largo, FL                           -      1,784     12,419        -      1,195     1,784     13,614     1,101  1971   8/3/1998   40
Radisson Annapolis, MD              -      1,711     13,671        -      2,012     1,711     15,683     1,228  1975   8/3/1998   40
Holiday Inn Fort Lauderdale,
FL                                  -      2,381     19,419        -      2,192     2,381     21,611     1,763  1969   8/3/1998   40

Holiday Inn Madeira Beach, FL       -      1,781     13,349        -        123     1,781     13,472     1,159  1972   8/3/1998   40

Holiday Inn Chicago O'Hare, IL 18,038      4,290     72,631        -     15,883     4,290     88,514     6,777  1975   8/3/1998   40
Holiday Inn & Suites
Alexandria, VA                      -      1,769     14,064        -      1,639     1,769     15,703     1,242  1985   8/3/1998   40
Hilton Clearwater, FL               -          -     69,285        -      4,318         -     73,603     6,126  1980   8/3/1998   40
Radisson Rochester, NY              -          -      6,499        -      2,934         -      9,433       675  1971   8/3/1998   40
Radisson Old Towne
Alexandria, VA                      -      2,241     17,796        -      3,824     2,241     21,620     1,632  1975   8/3/1998   40
Ramada Inn Clearwater, FL           -      1,270     13,453        -        160     1,270     13,613     1,616  1969   8/3/1998   40
Crowne Plaza Las Vegas, NV          -      3,006     24,011        -       (206)    3,006     23,805     2,059  1989   8/3/1998   40
Crowne Plaza Portland, OR       4,754      2,950     23,254        -        211     2,950     23,465     2,047  1988   8/3/1998   40
Four Points Hotel, Mt.
Arlington, NJ                   3,932      6,553      6,058        -     (1,562)    6,553      4,496       537  1984   8/3/1998   40
Ramada Inn Mahwah, NJ               -      1,117      8,994     (312)    (2,385)      805      6,609       801  1972   8/3/1998   40
Ramada Plaza Meriden, CT            -      1,247     10,057        -        (53)    1,247     10,004       864  1985   8/3/1998   40
Ramada Plaza Shelton, CT        4,416      2,040     16,235        -         41     2,040     16,276     1,395  1989   8/3/1998   40
Sheraton Crossroads Mahwah, NJ      -      3,258     26,185        -        309     3,258     26,494     2,320  1986   8/3/1998   40
St. Tropez, Las Vegas, NV           -      3,027     24,429        -         42     3,027     24,471     2,096  1986   8/3/1998   40
Doral Forrestal, Princeton, NJ      -      9,578     57,555        -      8,551     9,578     66,106     5,364  1981  8/11/1998   40

South Seas Resort, Captiva, FL    543      3,084     83,573        -      8,623     3,084     92,196     7,187  1975  10/1/1998   40
Radisson Suites Beach Resort,
Marco Island, FL                    -      7,120     35,300        -      2,253     7,120     37,553     2,983  1983  10/1/1998   40

Best Western Sanibel Island, FL     -      3,868      3,984       17        338     3,885      4,322       260  1967  10/1/1998   40
The Dunes Golf & Tennis Club,
Sanibel Island, FL                  -      7,705      3,043        9         31     7,714      3,074       252  1964  10/1/1998   40

Sanibel Inn, Sanibel Island, FL     -      8,482     12,045        -        167     8,482     12,212       979  1964  10/1/1998   40

Seaside Inn, Sanibel Island, FL     -      1,702      6,416       22         80     1,724      6,496       525  1964  10/1/1998   40
Song of the Sea, Sanibel Island,
FL                                  -        339      3,223       19         70       358      3,293       266  1964  10/1/1998   40
Sundial Beach Resort, Sanibel
Island, FL                          -        320     12,009        -      1,974       320     13,983     1,043  1975  10/1/1998   40
Holiday Inn Madison, WI             -      4,143      6,692        -        526     4,143      7,218       516  1965  1/11/1999   40
Safety Harbor Resort and Spa,
Safety Harbor, FL                   -        732     19,618        -      1,639       732     21,257       934  1926  5/31/2000   40
                                        -------- ----------  -------  ---------  -------- ----------  --------
                                        $315,515 $2,199,762  $(4,594)  $273,889  $310,921 $2,473,651  $233,612
                                        ======== ==========  =======  =========  ======== ==========  ========


(1) These properties secure the Secured Facility which, as of December 31, 2001, had an outstanding balance of $319,788.


The components of our hotel property and equipment are as follows:

                                                        Property and         Accumulated
                                                          Equipment          Depreciation
                                                  -------------------    -------------------
Land                                                      $  310,921              $       -
Building and Improvements                                  2,473,651                233,612
Furniture and equipment                                      354,392                163,768
Construction in progress                                      44,713                      -
                                                  ------------------     ------------------

Total property and equipment                              $3,183,677              $ 397,380
                                                  ==================     ==================


A reconciliation of our investment in hotel property and equipment and related accumulated depreciation is as follows:

                                                  -------------------    -------------------    -------------------
                                                         2001                   2000                   1999
                                                  -------------------    -------------------    -------------------
Hotel property and equipment
  Balance, beginning of period                            $3,193,730             $3,118,723            $ 2,957,543
     Acquisitions during period                                    -                 19,618                 12,081
     Improvements and construction
      -in-progress                                            47,467                 78,911                160,294
    Loss on asset impairment                                 (43,582)
    Cost of real estate sold                                 (13,938)               (23,522)               (11,195)
                                                  ------------------     ------------------     ------------------
  Balance, end of period                                   3,183,677              3,193,730              3,118,723
                                                  ------------------     ------------------     ------------------

Accumulated depreciation
  Balance, beginning of period                               287,229                182,430                 83,797
     Additions-depreciation expense                          112,465                107,363                 99,297
     Cost of real estate sold                                 (2,314)                (2,564)                  (664)
                                                  ------------------     ------------------     ------------------
  Balance, end of period                                     397,380                287,229                182,430
                                                  ------------------     ------------------     ------------------

Net hotel property and equipment, end of period           $2,786,297             $2,906,501            $ 2,936,293
                                                  ==================     ==================     ==================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 405 of Regulation S-K with respect to Directors and Executive Officers of the Company is incorporated herein by reference to the sections entitled "Management" and "Principal Stockholders" in our 2002 Annual Stockholder Meeting proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections entitled "Executive Compensation," "Compensation of Directors" and "Stock Option Grants" in our 2002 Annual Stockholder Meeting proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section entitled "Principal Stockholders" in our 2002 Annual Stockholder Meeting proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in our 2002 Annual Stockholder Meeting proxy statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a). Index to Financial Statements and Financial Statement Schedules

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

(b). Financial Statement Schedules

     The Financial Statement Schedules included in the Annual Report on Form 10-K are listed in Item 8.

(b). Exhibits

     All Exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Commission.


Exhibit No.                      Description of Document
-----------                      -----------------------


3.1                Second Articles of Amendment and Restatement of
                   Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to our Registration Statement No. 333-4568).
3.1.1 Articles of Amendment of Second Articles of Amendment and Restatement of Incorporation dated August 11, 2000.
3.1.2 Articles of Amendment of Second Articles of Amendment and Restatement of Incorporation dated June 30, 2001.
3.2                Amended and Restated By-laws of the Registrant
                   (incorporated by reference to Exhibit 3.2 on our Form S-3 (Registration Statement No. 333-66229) filed with the Securities and Exchange Commission on October 28, 1998).
4.1                Form of Share Certificate (incorporated by reference to
                   Exhibit 4.1 on our Registration Statement No. 333-4568).
4.2 Indenture, dated as of August 19, 1997 (the "August 1997 Indenture"), between CapStar Hotel Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to our Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 15, 2000).
4.2.1 Specimen Subordinated Note to August 1997 Indenture (incorporated by reference to Exhibit 4.2 to our Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 15, 2000).
4.2.2              First Supplemental Indenture to the August 1997 Indenture.
4.2.3 Second Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.5 to our Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 15, 2000).
4.2.4 Third Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.15 to our Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 6, 2001).
4.2.5              Fourth Supplemental Indenture to the August 1997 Indenture.
4.2.6              Fifth Supplemental Indenture to the August 1997 Indenture.
4.3 Indenture (the "Convertible Notes Indenture"), dated as of October 16, 1997, between CapStar Hotel Company and First Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to our Form 10-K filed with the Securities and Exchange Commission on March 15, 2000).
4.3.1              Specimen Convertible Note to the Convertible Notes
                   Indenture (incorporated by reference to Exhibit 4.7 to our Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 15, 2000).
4.3.2 First Supplemental Indenture to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.8 to our Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 15, 2000)
4.4                Indenture (the "March 1999 Indenture"), dated as of
                   March 18, 1999, between MeriStar Hospitality Corporation and IBJ Whitehall Bank & Trust Company, as Trustee (incorporated by reference to Exhibit B to our Form S-4 (Registration Statement No. 333-78163) filed with the Securities and Exchange Commission on May 10, 1999).
4.4.1 Specimen Subordinated Note to March 1999 Indenture (incorporated by reference to Exhibit A to our Form S-4 (Registration Statement No. 333-78163) filed with the Securities and Exchange Commission on May 10, 1999).
4.4.1 First Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.13 to our Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 6, 2001).
4.4.2              Second Supplemental Indenture to the March 1999 Indenture.
4.4.3              Third Supplemental Indenture to the March 1999 Indenture.
4.5 Indenture (the "January 2001 Indenture"), dated January 26, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.14 to our Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 6, 2001).
4.5.1              Specimen Senior Note to the January 2001 Indenture
4.5.2              First Supplemental Indenture to the January 2001 Indenture.
4.5.3              Second Supplemental Indenture to the January 2001 Indenture.
4.6                Indenture (the "December 2001 Indenture"), dated
                   December 19, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association.
4.6.1              Specimen Senior Note to the December 2001 Indenture.
4.6.2 Registration Rights Agreement, dated December 19, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp. II, MeriStar Hospitality Corporation, and certain subsidiaries of MeriStar
                   Hospitality Operating Partnership, L.P. and Lehman Brothers Inc., SG Cowen Securities Corporation and certain other parties.
4.6.3              First Supplemental Indenture to the December 2001 Indenture.
4.7                Indenture (the "February 2002 Indenture"), dated
                   February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association.
4.7.1              Specimen Senior Note to the February 2002 Indenture.
4.7.2 Registration Rights Agreement, dated February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp. II, MeriStar Hospitality Corporation, and certain subsidiaries of MeriStar
                   Hospitality Operating Partnership, L.P. and Lehman Brothers Inc., SG Cowen Securities Corporation and certain other parties.
10.1               Second Amended and Restated Agreement of Limited
                   Partnership of MeriStar Hospitality Operating Partnership, L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission filed on March 2, 1999).
10.2 Second Amended and Restated Senior Secured Credit Agreement dated as of August 3, 1998 (the "Senior Credit Agreement" (incorporated by reference to Exhibit 10.4 to our Form 10-K filed with the Securities and Exchange Commission filed on March 2, 1999).
10.2.1 First Amendment to the Second Amended and Restated Senior Secured Credit Agreement.
10.2.2 Second Amendment to the Second Amended and Restated Senior Secured Credit Agreement.
10.2.3 Third Amendment to the Second Amended and Restated Senior Secured Credit Agreement.
10.2.4 Fourth Amendment to the Second Amended and Restated Senior Secured Credit Agreement.
10.2.5 Fifth Amendment to the Second Amended and Restated Senior Secured Credit Agreement.
10.3               Loan Agreement, dated as of August 12, 1999, between
                   MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Holdings Inc. D/B/A Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to
                   Exhibit 10.13 to our Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 15, 2000)
10.4 Intercompany Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., MeriStar Hotels & Resorts, Inc. and MeriStar H&R Operating Company L.P. ("Intercompany Agreement")
10.4.1 Amendment to the Intercompany Agreement (incorporated by reference to Exhibit 10.15 to our Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 6, 2001).
10.5 Revolving Credit Agreement (the "MeriStar Hotels Revolving Credit Agreement"), dated as of August 3, 1998, by and between MeriStar H&R Operating Company, L.P. and MeriStar Hospitality Operating Partnership, L.P.
10.5.1             Amendment to MeriStar Hotels Revolving Credit Agreement
10.5.2             Second Amendment to MeriStar Hotels Revolving Credit
                   Agreement
10.6               Term Note by MeriStar H&R Operating Company, L.P. to
                   MeriStar Hospitality Operating Partnership, L.P.
10.7 MeriStar Hospitality Corporation Incentive Plan (the "Incentive Plan") (incorporated by reference to Exhibit
                   10.1 to our Form S-4/A (Registration Statement No. 333-49611) filed with the Securities and Exchange Commission on June 22,
                   1998).
10.7.1             Amendment to the Incentive Plan.
10.8 MeriStar Hospitality Corporation Non-Employee Directors' Incentive Plan (the "Directors' Plan") (incorporated by reference to Exhibit 10.2 to our Form S-4/A (Registration Statement No. 333-49611) filed with the Securities and Exchange Commission on June 22, 1998).
10.8.1             Amendment to the Directors' Plan.

10.9                 Profits-Only Operating Partnership Units Plan (incorporated by reference to Exhibit 10.14 to our Form 10-Q for the
                     quarter ended March 31, 2000 filed with the Securities and
                     Exchange Commission on May 12, 2000).
10.10                MeriStar Hospitality Corporation Employee Stock Purchase
                     Plan.
10.11                Employment Agreement between MeriStar Hospitality
                     Corporation and Paul W. Whetsell (incorporated by reference to Exhibit 10.6 to our Form 10-Q for the quarter ended
                     September 30, 2000 filed with the Securities and Exchange
                     Commission on November 13, 2000).
10.12                Employment Agreement between MeriStar Hospitality
                     Corporation and Steven D. Jorns (incorporated by reference to Exhibit 10.4 to our Form S-4/A (Registration Statement
                     No. 333-49611) filed with the Securities and Exchange
                     Commission on June 22, 1998)..
10.13                Employment Agreement between MeriStar Hospitality
                     Corporation and Bruce G. Wiles (incorporated by reference
                     to Exhibit 10.10 to our Form 10-K for the year ended
                     December 31, 1998 filed with the Securities and Exchange
                     Commission on March 2, 1999) .
10.14                Employment Agreement between MeriStar Hospitality
                     Corporation and John Emery (incorporated by reference to
                     Exhibit 10.9 to our Form 10-Q for the quarter ended
                     September 30, 2000 filed with the Securities and Exchange
                     Commission on November 13, 2000).
12                   Schedule Regarding the Computation of Ratios.
21                   Subsidiaries of the Company.
23                   Consent of KPMG LLP.
24                   Power of Attorney (see signature page).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MeriStar Hospitality Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MERISTAR HOSPITALITY CORPORATION

                                              BY:
                                                  /s/ Paul W. Whetsell
                                                  ------------------------------
                                                  Paul W. Whetsell
                                                  Chief Executive Officer and
                                                  Chairman of the Board

Dated: March 5, 2002

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

     Signature                           Title                                  Date
     ---------                           -----                                  ----
 /s/ Paul W. Whetsell  Chief Executive Officer and Chairman of the          March 5, 2002
 --------------------  Board of Directors (Principal Executive Officer)
  Paul W. Whetsell



 /s/ Steven D. Jorns   Vice Chairman of the Board of Directors              March 5, 2002
 -------------------
   Steven D. Jorns



 /s/ Bruce G. Wiles    Chief Investment Officer and Director                March 5, 2002
 ------------------
   Bruce G. Wiles



 /s/ John Emery        President, Chief Operating Officer and Director      March 5, 2002
 --------------
   John Emery

          /s/ James A. Calder      Chief Accounting Officer    March 5, 2002
          -------------------
            James A. Calder



          /s/ J. Taylor Crandall   Director                    March 5, 2002
          ----------------------
          J. Taylor Crandall



          /s/ James F. Dannhauser  Director                    March 5, 2002
          -----------------------
          James F. Dannhauser



         /s/ William S. Janes      Director                    March 5, 2002
         --------------------
           William S. Janes



         /s/ H. Cabot Lodge III    Director                    March 5, 2002
         ----------------------
          H. Cabot Lodge III



         /s/ James R. Worms        Director                    March 5, 2002
         ------------------
            James R. Worms


         ____________________      Director                    March ___, 2002
            D. Ellen Shuman