Form 10-K/A
period 2001-12-31
MERISTAR HOSPITALITY CORP
filed 2002-03-28
CIK 1012967

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________

                                    FORM 10-K/A
                                 (Amendment No. 1)

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

     The Consolidated Financial Statements, Supplementary Data and Financial Statement Schdules of MeriStar Hospitality Operating Partnership, L.P. are incorporated herein by reference to Exhibit 13 filed herewith.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a). Index to Financial Statements and Financial Statement Schedules

             1. Financial Statements

             The Financial Statements included in the Annual Report on Form 10-K are listed in Item 8.

             The Financial Statements of MeriStar Hospitality Operating Partnership, L.P. are incorporated herein by reference to Exhibit 13 filed herewith.

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


Exhibit No.                      Description of Document
-----------                      -----------------------


3.1                Second Articles of Amendment and Restatement of
                   Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to our Registration Statement No. 333-4568).
3.1.1*             Articles of Amendment of Second Articles of Amendment and
                   Restatement of Incorporation dated August 11, 2000.
3.1.2*             Articles of Amendment of Second Articles of Amendment and
                   Restatement of Incorporation dated June 30, 2001.
3.2                Amended and Restated By-laws of the Registrant
                   (incorporated by reference to Exhibit 3.2 on our Form S-3
                   (Registration Statement No. 333-66229) filed with the
                   Securities and Exchange Commission on October 28, 1998).
4.1                Form of Share Certificate (incorporated by reference to
                   Exhibit 4.1 on our Registration Statement No. 333-4568).
4.2                Indenture, dated as of August 19, 1997 (the "August 1997
                   Indenture"), between CapStar Hotel Company and IBJ Schroder
                   Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to our Form 10-K for the year ended December
                   31, 1999 filed with the Securities and Exchange Commission on
                   March 15, 2000).
4.2.1              Specimen Subordinated Note to August 1997 Indenture
                   (incorporated by reference to Exhibit 4.2 to our Form 10-K for the year ended December 31, 1999 filed with the
                   Securities and Exchange Commission on March 15, 2000).
4.2.2*             First Supplemental Indenture to the August 1997 Indenture.
4.2.3              Second Supplemental Indenture to the August 1997 Indenture
                   (incorporated by reference to Exhibit 4.5 to our Form 10-K for the year ended December 31, 1999 filed with the
                   Securities and Exchange Commission on March 15, 2000).
4.2.4              Third Supplemental Indenture to the August 1997 Indenture
                   (incorporated by reference to Exhibit 4.15 to our Form 10-K for the year ended December 31, 2000 filed with the
                   Securities and Exchange Commission on March 6, 2001).
4.2.5*             Fourth Supplemental Indenture to the August 1997 Indenture.
4.2.6*             Fifth Supplemental Indenture to the August 1997 Indenture.
4.3                Indenture (the "Convertible Notes Indenture"), dated as of
                   October 16, 1997, between CapStar Hotel Company and First
                   Trust, National Association, as Trustee (incorporated by
                   reference to Exhibit 4.6 to our Form 10-K filed with the
                   Securities and Exchange Commission on March 15, 2000).
4.3.1              Specimen Convertible Note to the Convertible Notes
                   Indenture (incorporated by reference to Exhibit 4.7 to our
                   Form 10-K for the year ended December 31, 1999 filed with the
                   Securities and Exchange Commission on March 15, 2000).
4.3.2              First Supplemental Indenture to the Convertible Notes
                   Indenture (incorporated by reference to Exhibit 4.8 to our
                   Form 10-K for the year ended December 31, 1999 filed with the
                   Securities and Exchange Commission on March 15, 2000)
4.4                Indenture (the "March 1999 Indenture"), dated as of
                   March 18, 1999, between MeriStar Hospitality Corporation and
                   IBJ Whitehall Bank & Trust Company, as Trustee (incorporated by reference to Exhibit B to our Form S-4 (Registration
                   Statement No. 333-78163) filed with the Securities and
                   Exchange Commission on May 10, 1999).
4.4.1              Specimen Subordinated Note to March 1999 Indenture
                   (incorporated by reference to Exhibit A to our Form S-4
                   (Registration Statement No. 333-78163) filed with the
                   Securities and Exchange Commission on May 10, 1999).
4.4.1              First Supplemental Indenture to the March 1999 Indenture
                   (incorporated by reference to Exhibit 4.13 to our Form 10-K for the year ended December 31, 2000 filed with the
                   Securities and Exchange Commission on March 6, 2001).
4.4.2*             Second Supplemental Indenture to the March 1999 Indenture.
4.4.3*             Third Supplemental Indenture to the March 1999 Indenture.
4.5                Indenture (the "January 2001 Indenture"), dated January 26,
                   2001, between MeriStar Hospitality Operating Partnership,
                   L.P., MeriStar Hospitality Finance Corp., MeriStar
                   Hospitality Corporation, and U.S. Bank Trust National
                   Association (incorporated by reference to Exhibit 4.14 to
                   our Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 6, 2001).
4.5.1*             Specimen Senior Note to the January 2001 Indenture.
4.5.2*             First Supplemental Indenture to the January 2001 Indenture.
4.5.3*             Second Supplemental Indenture to the January 2001 Indenture.
4.6*               Indenture (the "December 2001 Indenture"), dated
                   December 19, 2001, between MeriStar Hospitality Operating
                   Partnership, L.P., MeriStar Hospitality Finance Corp.,
                   MeriStar Hospitality Corporation, and U.S. Bank Trust
                   National Association.
4.6.1*             Specimen Senior Note to the December 2001 Indenture.
4.6.2*             Registration Rights Agreement, dated December 19, 2001,
                   between MeriStar Hospitality Operating Partnership, L.P.,
                   MeriStar Hospitality Finance Corp. II, MeriStar Hospitality
                   Corporation, and certain subsidiaries of MeriStar
                   Hospitality Operating Partnership, L.P. and Lehman Brothers
                   Inc., SG Cowen Securities Corporation and certain other
                   parties.
4.6.3*             First Supplemental Indenture to the December 2001 Indenture.
4.7*               Indenture (the "February 2002 Indenture"), dated
                   February 7, 2002, between MeriStar Hospitality Operating
                   Partnership, L.P., MeriStar Hospitality Finance Corp.,
                   MeriStar Hospitality Corporation, and U.S. Bank Trust
                   National Association.
4.7.1*             Specimen Senior Note to the February 2002 Indenture.
4.7.2*             Registration Rights Agreement, dated February 7, 2002,
                   between MeriStar Hospitality Operating Partnership, L.P.,
                   MeriStar Hospitality Finance Corp. II, MeriStar Hospitality
                   Corporation, and certain subsidiaries of MeriStar
                   Hospitality Operating Partnership, L.P. and Lehman Brothers
                   Inc., SG Cowen Securities Corporation and certain other
                   parties.
10.1               Second Amended and Restated Agreement of Limited
                   Partnership of MeriStar Hospitality Operating Partnership,
                   L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.3 to our Form 10-K for the year ended December
                   31, 1998 filed with the Securities and Exchange Commission filed on March 2, 1999).
10.2               Second Amended and Restated Senior Secured Credit Agreement
                   dated as of August 3, 1998 (the "Senior Credit Agreement"
                   (incorporated by reference to Exhibit 10.4 to our Form 10-K filed with the Securities and Exchange Commission filed on
                   March 2, 1999).
10.2.1*            First Amendment to the Second Amended and Restated Senior
                   Secured Credit Agreement.
10.2.2*            Second Amendment to the Second Amended and Restated Senior
                   Secured Credit Agreement.
10.2.3*            Third Amendment to the Second Amended and Restated Senior
                   Secured Credit Agreement.
10.2.4*            Fourth Amendment to the Second Amended and Restated Senior
                   Secured Credit Agreement.
10.2.5*            Fifth Amendment to the Second Amended and Restated Senior
                   Secured Credit Agreement.
10.3               Loan Agreement, dated as of August 12, 1999, between
                   MeriStar Hospitality Operating Partnership, L.P. and Lehman
                   Brothers Holdings Inc. D/B/A Lehman Capital, a division of
                   Lehman Brothers Holdings Inc. (incorporated by reference to
                   Exhibit 10.13 to our Form 10-K for the year ended December
                   31, 1999 filed with the Securities and Exchange Commission on
                   March 15, 2000).
10.4*              Intercompany Agreement between MeriStar Hospitality
                   Corporation, MeriStar Hospitality Operating Partnership,
                   L.P., MeriStar Hotels & Resorts, Inc. and MeriStar H&R
                   Operating Company L.P. ("Intercompany Agreement").
10.4.1             Amendment to the Intercompany Agreement (incorporated by
                   reference to Exhibit 10.15 to our Form 10-K for the year
                   ended December 31, 2000 filed with the Securities and
                   Exchange Commission on March 6, 2001).
10.5*              Revolving Credit Agreement (the "MeriStar Hotels Revolving
                   Credit Agreement"), dated as of August 3, 1998, by and
                   between MeriStar H&R Operating Company, L.P. and MeriStar
                   Hospitality Operating Partnership, L.P.
10.5.1*            Amendment to MeriStar Hotels Revolving Credit Agreement.
10.5.2*            Second Amendment to MeriStar Hotels Revolving Credit
                   Agreement.
10.6*              Term Note by MeriStar H&R Operating Company, L.P. to
                   MeriStar Hospitality Operating Partnership, L.P.
10.7               MeriStar Hospitality Corporation Incentive Plan (the
                   "Incentive Plan") (incorporated by reference to Exhibit
                   10.1 to our Form S-4/A (Registration Statement No. 333-49611)
                   filed with the Securities and Exchange Commission on June 22,
                   1998).
10.7.1*            Amendment to the Incentive Plan.
10.8               MeriStar Hospitality Corporation Non-Employee Directors'
                   Incentive Plan (the "Directors' Plan") (incorporated by
                   reference to Exhibit 10.2 to our Form S-4/A (Registration
                   Statement No. 333-49611) filed with the Securities and
                   Exchange Commission on June 22, 1998).
10.8.1*            Amendment to the Directors' Plan.

10.9                 Profits-Only Operating Partnership Units Plan (incorporated by reference to Exhibit 10.14 to our Form 10-Q for the
                     quarter ended March 31, 2000 filed with the Securities and
                     Exchange Commission on May 12, 2000).
10.10*               MeriStar Hospitality Corporation Employee Stock Purchase
                     Plan.
10.11                Employment Agreement between MeriStar Hospitality
                     Corporation and Paul W. Whetsell (incorporated by reference to Exhibit 10.6 to our Form 10-Q for the quarter ended
                     September 30, 2000 filed with the Securities and Exchange
                     Commission on November 13, 2000).
10.12                Employment Agreement between MeriStar Hospitality
                     Corporation and Steven D. Jorns (incorporated by reference to Exhibit 10.4 to our Form S-4/A (Registration Statement
                     No. 333-49611) filed with the Securities and Exchange
                     Commission on June 22, 1998).
10.13                Employment Agreement between MeriStar Hospitality
                     Corporation and Bruce G. Wiles (incorporated by reference
                     to Exhibit 10.10 to our Form 10-K for the year ended
                     December 31, 1998 filed with the Securities and Exchange
                     Commission on March 2, 1999).
10.14                Employment Agreement between MeriStar Hospitality
                     Corporation and John Emery (incorporated by reference to
                     Exhibit 10.9 to our Form 10-Q for the quarter ended
                     September 30, 2000 filed with the Securities and Exchange
                     Commission on November 13, 2000).
12*                  Schedule Regarding the Computation of Ratios.
13                   MeriStar Hospitality Operating Partnership, L.P.
                     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, Financial Statements, and
                     Supplementary Data as of December 31, 2001 and 2000 and
                     for each of the years in the three-year period ended
                     December 31, 2001.
21                   Subsidiaries of the Company.
23.1                 Consent of KPMG LLP.
23.2                 Consent of KPMG LLP.
24                   Power of Attorney (see signature page).



----------
* Incorporated by reference to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 7, 2002.

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

     Signature                           Title                                  Date
     ---------                           -----                                  ----
 /s/ Paul W. Whetsell  Chief Executive Officer and Chairman of the          March 28, 2002
 --------------------  Board of Directors (Principal Executive Officer)
  Paul W. Whetsell



 /s/ Steven D. Jorns   Vice Chairman of the Board of Directors              March 28, 2002
 -------------------
   Steven D. Jorns



 /s/ Bruce G. Wiles    Chief Investment Officer and Director                March 28, 2002
 ------------------
   Bruce G. Wiles



 /s/ John Emery        President, Chief Operating Officer and Director      March 28, 2002
 --------------
   John Emery

          /s/ James A. Calder      Chief Accounting Officer    March 28, 2002
          -------------------
            James A. Calder



          /s/ J. Taylor Crandall   Director                    March 28, 2002
          ----------------------
          J. Taylor Crandall



          /s/ James F. Dannhauser  Director                    March 28, 2002
          -----------------------
          James F. Dannhauser



         /s/ William S. Janes      Director                    March 28, 2002
         --------------------
           William S. Janes



         /s/ H. Cabot Lodge III    Director                    March 28, 2002
         ----------------------
          H. Cabot Lodge III



         /s/ James R. Worms        Director                    March 28, 2002
         ------------------
            James R. Worms


         ____________________      Director                    March ___, 2002
            D. Ellen Shuman