Form 10-K/A
period 2001-12-31
MERISTAR HOSPITALITY CORP
filed 2002-05-08
CIK 1012967

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________

                                    FORM 10-K/A
                                 (Amendment No. 2)

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

Senior Note Offerings

     On February 7, 2002, our operating partnership and MeriStar Hospitality Finance Corp. III, a wholly owned subsidiary of our operating partnership, issued $200 million aggregate principal amount of 9.125% senior notes due 2011 to "Qualified Institutional Buyers" as defined in Rule 144A under the Securities Act of 1933.

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

                                         KPMG LLP

Washington, D.C.
January 28,2002, except as to Note 17
   which is as of February 7, 2002

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

     Subordinated Notes - In 1999 we issued $55,000 aggregate principal amount (issue price of $51,906, net of discount) of 8.75% senior subordinated notes due 2007. The net proceeds of $51,219 were used to repay amounts outstanding under our credit facility and to invest in MIP. These notes are our unsecured obligations and are guaranteed by certain of our subsidiaries. These notes provide for semi-annual payments of interest on February 15 and August 15, commencing on August 15, 1999.

     In 1997, we completed the offering of $150,000 aggregate principal amount (issue price of $149,799, net of discount) of 8.75% senior subordinated notes due 2007, generating net proceeds of $144,620. The indenture pursuant to which the subordinated notes were issued contains certain covenants, including maintenance of certain financial ratios, reporting requirements, and other customary restrictions. The subordinated notes are our unsecured obligations and are guaranteed by certain of our subsidiaries. These notes provide for semi-annual payments of interest on February 15 and August 15, commencing on February 15, 1998.

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

14.    Consolidating Financial Information

     The Company and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. (MHOP), our subsidiary operating partnership, are guarantors of senior unsecured notes issued by MHOP. MHOP and certain of its subsidiaries are guarantors of the Company's unsecured subordinated notes. We own a one percent general partner interest in MHOP and MeriStar LP, Inc., our wholly-owned subsidiary, owns approximately a 90 percent limited partner interest in MHOP. All guarantees are full and unconditional, and joint and several. Exhibit 99 to this Annual Report on Form 10-K presents supplementary consolidating information for MHOP, including each of the guarantor subsidiaries. This schedule presents MHOP consolidating balance sheets as of December 31, 2001 and 2000, and consolidating statements of operations and cash flows for each of the years in the three-year period ended December 31, 2001.

15.    Quarterly Financial Information (Unaudited)

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

     16. Supplemental Cash Flow Information

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

17.  Subsequent Event

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

10.9                 Profits-Only Operating Partnership Units Plan (incorporated by reference to Exhibit 10.14 to our Form 10-Q for the
                     quarter ended March 31, 2000 filed with the Securities and
                     Exchange Commission on May 12, 2000).
10.10*               MeriStar Hospitality Corporation Employee Stock Purchase
                     Plan.
10.11                Employment Agreement between MeriStar Hospitality
                     Corporation and Paul W. Whetsell (incorporated by reference to Exhibit 10.6 to our Form 10-Q for the quarter ended
                     September 30, 2000 filed with the Securities and Exchange
                     Commission on November 13, 2000).
10.12                Employment Agreement between MeriStar Hospitality
                     Corporation and Steven D. Jorns (incorporated by reference to Exhibit 10.4 to our Form S-4/A (Registration Statement
                     No. 333-49611) filed with the Securities and Exchange
                     Commission on June 22, 1998).
10.13                Employment Agreement between MeriStar Hospitality
                     Corporation and Bruce G. Wiles (incorporated by reference
                     to Exhibit 10.10 to our Form 10-K for the year ended
                     December 31, 1998 filed with the Securities and Exchange
                     Commission on March 2, 1999).
10.14                Employment Agreement between MeriStar Hospitality
                     Corporation and John Emery (incorporated by reference to
                     Exhibit 10.9 to our Form 10-Q for the quarter ended
                     September 30, 2000 filed with the Securities and Exchange
                     Commission on November 13, 2000).
12*                  Schedule Regarding the Computation of Ratios.
13                   MeriStar Hospitality Operating Partnership, L.P.
                     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations, Financial Statements, and
                     Supplementary Data as of December 31, 2001 and 2000 and
                     for each of the years in the three-year period ended
                     December 31, 2001.
21*                  Subsidiaries of the Company.
23.1*                Consent of KPMG LLP.
23.2**               Consent of KPMG LLP.
23.3                 Consent of KPMG LLP.
24                   Power of Attorney (see signature page).
99                   Consolidating Financial Information of MeriStar Hospitality
                     Operating Partnership, L.P.


----------
* Incorporated by reference to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 7, 2002.

** Incorporated by reference to our Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 28, 2002.

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

Dated: May 7, 2002

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

     Signature                           Title                                  Date
     ---------                           -----                                  ----
 /s/ Paul W. Whetsell  Chief Executive Officer and Chairman of the          May 7, 2002
 --------------------  Board of Directors (Principal Executive Officer)
  Paul W. Whetsell



 /s/ Steven D. Jorns   Vice Chairman of the Board of Directors              May 7, 2002
 -------------------
   Steven D. Jorns



 /s/ Bruce G. Wiles    Chief Investment Officer and Director                May 7, 2002
 ------------------
   Bruce G. Wiles



 /s/ John Emery        President, Chief Operating Officer and Director      May 7, 2002
 --------------
   John Emery

          /s/ James A. Calder      Chief Accounting Officer    May 7, 2002
          -------------------
            James A. Calder



          /s/ J. Taylor Crandall   Director                    May 7, 2002
          ----------------------
          J. Taylor Crandall



          /s/ James F. Dannhauser  Director                    May 7, 2002
          -----------------------
          James F. Dannhauser



         /s/ William S. Janes      Director                    May 7, 2002
         --------------------
           William S. Janes



         /s/ H. Cabot Lodge III    Director                    May 7, 2002
         ----------------------
          H. Cabot Lodge III



         /s/ James R. Worms        Director                    May 7, 2002
         ------------------
            James R. Worms


         ____________________      Director                    May ___, 2002
            D. Ellen Shuman