Form 10-Q
period 2002-03-31
MERISTAR HOSPITALITY CORP
filed 2002-05-15
CIK 1012967

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended March 31, 2002 or

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

                           1010 WISCONSIN AVENUE, N.W.
                             WASHINGTON, D.C. 20017
               (Address of Principal Executive Offices)(Zip Code)

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

Yes  X   No


The number of shares of Common Stock, par value $0.01 per share, outstanding at May 13, 2002 was 44,861,259.

                        MERISTAR HOSPITALITY CORPORATION


                                      INDEX


                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS (UNAUDITED)

           Condensed Consolidated Balance Sheets -
           March 31, 2002 and December 31, 2001                                3

           Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) - Three months ended
           March 31, 2002 and 2001                                             4

           Condensed Consolidated Statements of Cash Flows -
           Three months ended March 31, 2002 and 2001                          6

           Notes to Condensed Consolidated Financial Statements                7


ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      13

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                        20

PART II.   OTHER INFORMATION                                                  22

ITEM 5:    OTHER INFORMATION                                                  22

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K                                   22

PART I.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                  March 31, 2002         December 31, 2001
                                                                  --------------         -----------------
                                                                     (unaudited)
Assets
   Investments in hotel properties                                   $3,195,949                $3,183,677
   Accumulated depreciation                                            (425,765)                 (397,380)
                                                                     ----------                ----------
                                                                      2,770,184                 2,786,297
   Cash and cash equivalents                                             25,974                    23,448
   Accounts receivable, net of allowance for doubtful
     accounts of $964 and $973                                           59,432                    47,178
   Prepaid expenses and other                                            16,672                    18,306
   Notes receivable from MeriStar Hotels                                 58,069                    36,000
   Due from MeriStar Hotels                                                   -                     8,877
   Investments in affiliates                                             41,714                    41,714
   Restricted cash                                                       18,352                    21,304
   Intangible assets, net of accumulated amortization
     of $12,140 and $11,224                                              26,126                    26,736
                                                                     ----------                ----------
                                                                     $3,016,523                $3,009,860
                                                                     ==========                ==========

Liabilities, Minority Interests and Stockholders' Equity
   Accounts payable, accrued expenses and other liabilities          $  129,459                $  129,786
   Accrued interest                                                      41,309                    45,009
   Due to MeriStar Hotels                                                 3,968                         -
   Income taxes payable                                                      93                       350
   Dividends and distributions payable                                      447                     1,090
   Deferred income taxes                                                  8,714                     9,031
   Interest rate swaps                                                    8,703                    12,100
   Long-term debt                                                     1,713,778                 1,700,134
                                                                     ----------                ----------
Total liabilities                                                     1,906,471                 1,897,500
                                                                     ----------                ----------
Minority interests                                                       89,028                    89,797
Stockholders' equity:
   Preferred stock, par value $0.01 per share
            Authorized - 100,000 shares                                       -                         -
   Common stock, par value $0.01 per share
            Authorized - 250,000 shares
            Issued -  48,962 and 48,761 shares                              489                       487
   Additional paid-in capital                                         1,186,616                 1,183,463
   Retained earnings (deficit)                                          (78,664)                  (68,241)
   Accumulated other comprehensive loss                                  (7,245)                  (12,503)
   Unearned stock-based compensation                                     (4,407)                   (5,287)
   Less common stock held in treasury - 4,307 and 4,237
      shares                                                            (75,765)                  (75,356)
                                                                     ----------                ----------
   Total stockholders' equity                                         1,021,024                 1,022,563
                                                                     ----------                ----------
                                                                     $3,016,523                $3,009,860
                                                                     ==========                ==========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            Three months ended
                                                                                March 31,
                                                                                ---------
                                                                          2002             2001
                                                                          ----             ----
Revenue:
  Hotel operations:
    Rooms                                                               $170,548         $200,380
    Food and beverage                                                     62,065           71,291
    Other operating departments                                           19,108           22,471
  Participating lease revenue                                                  -            3,784
  Office rental and other revenues                                         4,943            4,758
                                                                        --------         --------

Total revenue                                                            256,664          302,684
                                                                        --------         --------

Hotel operating expenses by department:
    Rooms                                                                 38,935           45,722
    Food and beverage                                                     44,405           51,404
    Other operating departments                                           10,694           11,570
Office rental, parking and other operating
    expenses                                                                 814              937
Undistributed operating expenses:
    Administrative and general                                            43,471           44,917
    Property operating costs                                              37,382           42,699
    Property taxes, insurance and other                                   20,061           18,387
    Depreciation and amortization                                         30,901           29,697
    Write-off of deferred financing costs                                  1,529                -
    Loss on fair value of non-hedging derivatives                          4,735                -
    Write down of investment in STS Hotel Net                                  -            2,112
    Swap termination costs                                                     -            9,297
                                                                        --------         --------

Total operating expenses                                                 232,927          256,742
                                                                        --------         --------

Net operating income                                                      23,737           45,942

Interest expense, net                                                     34,588           30,229
                                                                        --------         --------
Income (loss) before minority interests, income tax
    expense (benefit), loss on sale of assets and extraordinary loss     (10,851)          15,713

Minority interests                                                          (627)           1,104
                                                                        --------         --------

Income (loss) before income tax expense (benefit), loss on sale of
    assets and extraordinary loss                                        (10,224)          14,609

Income tax expense (benefit)                                                (281)             511
                                                                        --------         --------

Income (loss) before loss on sale of assets and extraordinary loss        (9,943)          14,098

Loss on sale of assets, net of tax effect of ($22)                             -           (1,059)

Extraordinary loss on early extinguishments of debt, net of tax
    effect of ($19)                                                            -           (1,224)
                                                                        --------         --------

Net income (loss)                                                       $ (9,943)        $ 11,815
                                                                        ========         ========

                                                                            Three months ended
                                                                                 March 31,
                                                                                 --------
                                                                          2002             2001
                                                                          ----             ----
Other comprehensive income (loss):
   Net income (loss)                                                    $ (9,943)        $ 11,815
   Foreign currency translation adjustment                                    12             (974)
   Derivative instruments transition adjustment                                -           (2,842)
   Change in valuation of derivative instruments                             511           (4,793)
                                                                        --------         --------

Comprehensive income (loss)                                             $ (9,420)        $  3,206
                                                                        ========         ========

Earnings per share:

     Basic:
     Income (loss) before extraordinary loss                            $  (0.22)        $   0.29
     Extraordinary loss                                                        -            (0.03)
                                                                        --------         --------
     Net income (loss)                                                  $  (0.22)        $   0.26
                                                                        ========         ========

     Diluted:
     Income (loss) before extraordinary loss                            $  (0.22)        $   0.28
     Extraordinary loss                                                        -            (0.03)
                                                                        --------         --------

     Net income (loss)                                                  $  (0.22)        $   0.25
                                                                        ========         ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

                                                                                Three months ended
                                                                                    March 31,
                                                                                    --------
                                                                            2002                2001
                                                                            ----                ----
Operating activities:
Net income (loss)                                                      $  (9,943)           $ 11,815

Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                           30,901              29,697
  Loss on fair value of non-hedging derivatives                            4,735                   -
  Write-off of deferred financing costs                                    1,529
  Loss on sale of assets, before tax effect                                    -               1,081
  Write down of investment in STS Hotel Net                                    -               2,112
  Extraordinary loss on early extinguishment of debt,
     before tax effect                                                         -               1,243
  Minority interests                                                        (627)              1,104
  Amortization of unearned stock based compensation                          880                 797
  Interest rate swaps marked to fair value                                (2,887)                  -
  Deferred income taxes                                                     (317)                164

  Changes in operating assets and liabilities:
     Accounts receivable, net                                            (12,254)             (7,173)
     Prepaid expenses and other                                            1,634              (2,580)
     Due to/from MeriStar Hotels                                            (224)             11,512
     Accounts payable, accrued expenses and other liabilities               (328)             (4,788)
     Accrued interest                                                     (3,700)              2,592
     Income taxes payable                                                   (257)                208
                                                                       ---------            --------

Net cash provided by operating activities                                  9,142              47,784
                                                                       ---------            --------
Investing activities:
  Investment in hotel properties                                         (12,292)             (8,743)
  Proceeds from disposition of assets                                          -               7,274
  Hotel operating cash received in lease conversions                           -               3,778
  Notes receivable from MeriStar Hotels                                   (9,000)            (36,000)
  Change in restricted cash                                                2,952               1,697
                                                                       ---------            --------

Net cash used in investing activities                                    (18,340)            (31,994)
                                                                       ---------            --------
Financing activities:
  Deferred financing costs                                                (3,131)             (9,322)
  Proceeds from issuance of long-term debt                               234,545             578,379
  Principal payments on long-term debt                                  (220,901)           (541,752)
  Proceeds from issuance of common stock, net                              3,155                 280
  Purchase of treasury stock                                                (409)                  -
  Dividends paid to stockholders                                            (475)            (22,669)
  Distributions to minority investors                                       (789)             (2,190)
                                                                       ---------            --------

Net cash provided by financing activities                                 11,995               2,726
                                                                       ---------            --------

Effect of exchange rate changes on cash and cash equivalents                (271)                216
                                                                       ---------            --------
Net increase in cash and cash equivalents                                  2,526              18,732
Cash and cash equivalents, beginning of period                            23,448                 250
                                                                       ---------            --------

Cash and cash equivalents, end of period                               $  25,974            $ 18,982
                                                                       =========            ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  ORGANIZATION

We own a portfolio of upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of March 31, 2002, we owned 112 hotels, with 28,653 rooms, all of which are leased by our taxable subsidiaries and managed by MeriStar Hotels & Resorts, Inc.

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

On January 1, 2001, changes to the federal tax laws governing real estate investment trusts became effective, Those changes are commonly known as the REIT Modernization Act, or RMA. The RMA permits real estate investment trusts to create taxable subsidiaries that are subject to taxation similar to subchapter C-Corporations. Because of the RMA, we have created a number of these taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

         .   Managing the properties they lease (our taxable subsidiaries must enter into an "arms length" management agreement with an
             independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners),
         .   Leasing a property that contains gambling operations; and
         .   Owning a brand or franchise.

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

During 2001, we acquired the eight leases from Prime Hospitality for our hotels that were previously leased and managed by Prime. These hotels are now managed by MeriStar Hotels under management agreements identical to our other management agreements with MeriStar Hotels, except that the term on four of the agreements is one year with additional one- year renewal periods.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2001. Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

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

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires a public entity to report selected information about operating segments in financial reports issued to shareholders. Based on the guidance provided in the standard, we have determined that our business is conducted in one reportable segment. The standard also establishes requirements for related disclosures about products and services, geographic areas and major customers. Revenues for Canadian operations totaled $4,525 and $5,522 for the three months ended March 31, 2002 and 2001, respectively.

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

Our interest rate swap agreements were initially designated as hedges against changes in future cash flows associated with specific variable rate debt obligations. As of March 31, 2002, we had three swap agreements with notional amounts totaling $300 million. All of these swap agreements have been converted to non-hedging derivatives due to our repayment of the floating-rate borrowings they originally hedged and they are currently being marked to market through our statement of operations. We have interest rate exposure going forward as the change in fair value of our non-hedging derivatives will have an impact on our statement of operations. The interest rate swap agreements are reflected at fair value in our consolidated balance sheet as of March 31, 2002. For more information regarding our interest rate hedging activities, see "Quantitative and Qualitative Disclosures about Market Risk."

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121. We did not have any asset sales or impairments in the first three months of 2002; therefore, SFAS No. 144 has no effect on our financial statement for that period.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143 "Accounting for Asset Retirement Obligations." These new standards have no effect on our financial statements for the three months ended March 31, 2002.

3.  NOTE RECEIVABLE FROM LESSEE

We may lend MeriStar Hotels up to $50,000 for general corporate purposes under a revolving credit agreement. The interest rate on this credit agreement is 650 basis points over the 30-day London Interbank Offered Rate. As of March 31, 2002, $45,000 was outstanding under this revolving credit agreement.

MeriStar Hotels also issued us a term note effective January 1, 2002. This $13,069 term note refinances outstanding accounts payable MeriStar Hotels owed to us. The term note bears interest at 650 basis points over the 30-day LIBOR. The maturity date is the same as that of the revolving credit agreement.

4.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                         March 31, 2002        December 31, 2001
                                         --------------        -----------------
 Senior unsecured notes..............     $  950,000               $  750,000
 Revolving credit facility...........         43,000                  224,000
 Secured facility....................        330,000                  330,000
 Subordinated notes..................        205,000                  205,000
 Convertible notes...................        154,300                  154,300
 Mortgage debt and other.............         51,687                   52,335
 Unamortized issue discount..........        (20,209)                 (15,501)
                                          ----------               ----------
                                          $1,713,778               $1,700,134
                                          ==========               ==========

As of March 31, 2002 aggregate future maturities of the above obligations are as follows:

 2002.............   $   14,057
 2003.............       51,589
 2004.............      171,168
 2005.............        9,265
 2006.............       10,006
 Thereafter.......    1,457,693
                      ---------
                     $1,713,778
                     ==========

In February 2002, we issued an additional $200,000 ($196,250, net of discount) aggregate principal amount of 9.13% senior unsecured notes due 2011. We used the proceeds from the issuance of these notes to repay approximately $195,000 of the outstanding balance under our revolving credit agreement. As a result of this financing, we redesignated some swap agreements as non-hedging derivatives. We recognized a $4,735 loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

In February 2002, we amended our revolving credit agreement. The amendment allows us to reduce the revolving commitments to below $300,000. In March 2002, we reduced the borrowing capacity on our revolving credit agreement from $310,000 to $150,000. We recognized a $1,529 loss due to the write-off of deferred financing costs related to reducing the borrowing capacity of our revolving credit agreement.

On January 26, 2001, we issued $300,000 aggregate principal amount of 9.0% senior notes due 2008 and $200,000 of 9.13% senior notes due 2011. The notes are unsecured obligations of certain subsidiaries of ours and we guarantee payment of principal and interest on the notes. The net proceeds from the sale of $492,000 were used to repay amounts outstanding under the credit facility and to make payments to terminate certain swap agreements that hedged variable interest rates of the loans that were repaid. The repayments of term loans under the credit facility resulted in an extraordinary loss of $1,243 ($1,224, net of tax) from the write-off of deferred financing costs. Also, in conjunction with the sales of the senior unsecured notes, we terminated three swap agreements with notional amounts totaling $300,000. These swap agreements were designated to the credit facility term loans that were repaid with the proceeds from the sale of these notes. We made payments totaling $9,297 to terminate these swap agreements.

5.  DIVIDENDS AND DISTRIBUTIONS PAYABLE

On March 20, 2002, we declared a dividend for the three months ended March 31, 2002 of $0.01 per share of common stock and per unit of limited partnership interest in our subsidiary operating partnership. We paid the dividend on April 30, 2002.

6.  EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

                                                               Three months ended
                                                               ------------------
                                                                   March 31,
                                                                   ---------
                                                             2002                2001
                                                             ----                ----
BASIC EARNINGS (LOSS) PER SHARE COMPUTAION:
Income (loss) before extraordinary
  loss                                                     $ (9,943)          $ 13,039
Dividends paid on unvested restricted
  stock                                                          (2)              (183)
                                                           --------           --------
Income (loss) available to common
   stockholders                                              (9,945)            12,856
Weighted average number of shares
  of common stock outstanding                                44,553             44,494
                                                           --------           --------
Basic earnings (loss) per share before
   extraordinary loss                                      $  (0.22)          $   0.29
                                                           ========           ========

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
Income (loss) available to common
   Stockholders                                            $ (9,945)          $ 12,856
Minority interest, net of tax                                     -                933
                                                           --------           --------

Adjusted net income (loss)                                 $ (9,945)          $ 13,789
                                                           ========           ========

Weighted average number of shares of
   Common stock outstanding                                  44,553             44,494
Common stock equivalents:
  Operating partnership units                                     -              3,928
  Stock options                                                   -                322
                                                           --------           --------
Total weighted average number of
  diluted shares of Common Stock
  outstanding                                                44,553             48,744
                                                           ========           ========

Diluted earnings (loss) per share before
   extraordinary loss                                      $  (0.22)          $   0.28
                                                           ========           ========

Stock options and operating partnership units are not included in the computation of diluted earnings (loss) per share when their effect is antidilutive.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                           Three months ended March 31,
                                                                           ----------------------------
                                                                                2002            2001
                                                                                ----            ----
Cash paid for interest and income taxes:
Interest, net of capitalized interest of
$919 and $2,005 respectively ...............                                 $  38,288       $  27,637
Income taxes ...............................                                        93             142

Non-cash investing and financing activities:
Conversion of OP Units to Common Stock                                               -           2,640

Operating assets received and liabilities assumed from lease conversion:
    Accounts receivable                                                              -          47,305
    Prepaid expenses and other                                                       -          12,874
    Furniture and fixtures, net                                                      -             152
    Investment in affiliates, net                                                    -           1,629
                                                                             ---------       ---------
          Total operating assets received                                            -          61,960
                                                                             =========       =========

    Accounts payable and accrued expenses                                            -          65,706
    Long-term debt                                                                   -              32
                                                                             ---------       ---------
    Total liabilities acquired                                                       -          65,738
                                                                             =========       =========

8.  STOCK-BASED COMPENSATION

As of March 31, 2002, we have granted 479,000 shares of restricted stock to employees. This restricted stock vests ratably over three-year or five-year periods. The issuance of restricted stock has resulted in $4,407 of unearned stock-based compensation recorded as a reduction to stockholders' equity on our condensed consolidated balance sheet as of March 31, 2002.

As of March 31, 2002, we have granted 737,500 Profits-Only OP Units, or POPs, to some of our employees pursuant to our POPs Plan. These POPs are fixed awards and vest ratably over three years.

9.  RESTRUCTURING EXPENSES

During 2001, we incurred a restructuring charge of $1,080 in connection with operational changes at our corporate headquarters. The restructuring included eliminating seven corporate staff positions and office space no longer needed under the new structure. During 2002, we applied $52 of lease termination costs against the restructuring reserve. Approximately $340 of the restructuring accrual remains at March 31, 2002.

10. DISPOSITIONS

On March 21, 2001, we sold one hotel and received proceeds of $7,274. The sale resulted in a loss of $1,081 ($1,059, net of tax).

11. CONSOLIDATING FINANCIAL INFORMATION
We and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P.
(MHOP), our subsidiary operating partnership, are guarantors of senior unsecured notes issued by MHOP. MHOP and certain of its subsidiaries are guarantors of our unsecured subordinated notes. We own a one percent general partner interest in MHOP and MeriStar LP, Inc., our wholly-owned subsidiary, owns approximately a 90 percent limited partner interest in MHOP. All guarantees are full and unconditional, and joint and several. Exhibit 99 to this Quarterly Report on Form 10-Q presents supplementary consolidating information for MHOP, including each of the guarantor subsidiaries. This schedule presents MHOP consolidating balance sheets as of March 31, 2002 and 2001, and consolidating statements of operations and cash flows for each of the three months ended March 31, 2002 and 2001.


12. SUBSEQUENT EVENT

On May 2, 2002, MeriStar Hotels, the manager of our hotels, announced an agreement to merge with Interstate Hotels Corporation, or Interstate. The transaction will be a stock-for-stock merger of Interstate into MeriStar Hotels in which Interstate stockholders will receive 4.6 shares of common stock for each share of Interstate stock outstanding. Holders of MeriStar Hotels common stock and operating partnership units will continue to hold their stock and units following the merger. The combined company will operate approximately 86,000 rooms in 412 hotels. MeriStar Hotels expects the transaction to close in the third quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We own a portfolio of upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of March 31, 2002, we owned 112 hotels, with 28,653 rooms, all of which were leased by our taxable subsidiaries and managed by MeriStar Hotels & Resorts, Inc.

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

On January 1, 2001, changes to the federal tax laws governing REITs became effective. Those changes are commonly known as the REIT Modernization Act, or RMA. The RMA permits real estate investment trusts to create taxable subsidiaries that are subject to taxation similar to subchapter C-Corporations. We have created a number of these taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

      . Managing the properties they lease (our taxable subsidiaries must enter into an "arms length" management agreement with an independent third-party manager actively involved in the trade or business of hotel management and manages properties on behalf of other owners);
      . Leasing a property that contains gambling operations; and . Owning a brand or franchise.

We believe establishing taxable subsidiaries to lease the properties we own provides a more efficient alignment of and ability to capture the economic interests of property ownership. Under the prior lease structure with MeriStar Hotels, we received lease payments based on the revenues generated by the properties; MeriStar Hotels, however, operated the properties in order to maximize net operating income from the properties. This inconsistency could potentially result in the properties being operated in a way that did not maximize revenues. With the assignment of the leases from MeriStar Hotels to our taxable subsidiaries and the execution of the new management agreements (as describe below), we gained the economic risks and rewards usually associated with ownership of real estate, and property revenues became the basis for MeriStar Hotels' management fees.

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

During 2001, we acquired the eight leases from Prime Hospitality for our hotels that were previously leased and managed by Prime. These hotels are now managed by MeriStar Hotels under management agreements identical to our other management agreements with MeriStar Hotels, except that the term on four of the agreements is one year with additional one- year renewal periods.

Business Summary

Our results continue to reflect a cautious economy which has caused declines in business and leisure travel demand nationwide. Our group business at our hotels improved during the first quarter, but our transient business continues to be significantly lower than prior to the terrorist attacks on September 11, 2001, and also lower than our internal projections for 2002. Overall, our occupancies were ahead of our internal plan for the quarter, but our average daily rate was lower than we projected. We have continued to work with MeriStar Hotels, the manager of our hotels to focus on cost reduction and control measures at our hotels. We expect year-over-year performance measures to improve in the second half of 2002 when the economy is expected to gain momentum.

The September 11, 2001 terrorist attacks have had a dramatic effect on the insurance and reinsurance industries. Many companies are being subject to nonrenewal or cancellations of insurance polices, or renewals of existing coverage with extreme price increases. Our total annual property and casualty insurance premiums are approximately $25.0 million under our current policies. Also our secured facility requires our property insurance carrier to be rated AA or better by Standard & Poors. Our manager, MeriStar Hotels, is responsible for securing property insurance and is in the process of renewing this coverage. As part of that process, they intend to attempt to obtain coverage from a carrier or carriers that are appropriately rated by S&P. If we are unable to obtain insurance that meets our debt covenant requirements and if we are unable to amend or waive those covenants, it could have a material adverse effect on our business. At our insurance policy renewals in mid-2002, we may be subject to restrictions as compared to our current coverages, price increases, or a combination of both restrictions and increases.

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

Impairment of long-lived assets

Whenever events or changes in circumstances indicate that the carrying values of long-lived assets (including property and equipment and all intangibles) may be impaired, we perform an analysis to determine the recoverability of the asset's carrying value. The carrying value of the asset includes the original purchase price (net of depreciation) plus the value of all capital improvements (net of depreciation). We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, we write down the asset to estimated fair value and recognize an impairment loss. Any impairment losses we recognize are recorded as operating expenses. We did not recognize any impairment losses for the three months ended 2002 or 2001.

Estimating certain accrued liabilities

Estimates for certain accruals such as real and personal property taxes could have a material effect on our financial statements. Currently, we estimate real and personal property taxes based on a combination of preliminary estimates from state and local jurisdictions, and historical information. The assessed values of these properties could change significantly from the values or rates we use in our estimates. Property tax assessments are subject to periodic and often lengthy appeals. For example, in instances where a jurisdiction increases our assessed value, we frequently appeal that assessment. Similarly, when hotel operations are declining, we may appeal an assessment as too high if it is based on past operating results. These appeals of assessed values are subject to a potentially wide range of outcomes. As a result of the economic slowdown and events of September 11, 2001, we have filed a number of appeals for lower assessments. As of March 31, 2002, we had ongoing appeals in several jurisdictions with respect to more than 20 properties. We accrue for these liabilities based on what we believe is a reasonable judgment of the most likely outcome of the appeals. Based on our current estimate of the outcome, however, we do not expect to incur any additional expense even if all of our appeals proved unsuccessful. We cannot predict with certainty the outcome of these appeals, or their effect on our accruals for such items. Also, actual property tax expense could vary greatly from our estimates used for the current property tax accrual based on a change in the assessed value, a change in the tax rate, and/or a different outcome of the appeals process than we currently expect.

Determining impact of future interest rate changes on our statement of operations

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires a company to recognize all derivatives as either assets or liabilities in the balance sheet and record those instruments at fair value. SFAS No. 137 and No. 138 amended certain provisions of SFAS No. 133. We adopted these accounting pronouncements effective January

1, 2001.

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

Our interest rate swap agreements were initially designated as hedges against changes in future cash flows associated with specific variable rate debt obligations. As of March 31, 2002, we had three swap agreements with notional amounts totaling $300 million. These swap agreements have been converted to non-hedging derivatives due to our repayment of the floating-rate borrowings they originally hedged and they are currently being marked to market through our statement of operations. We have interest rate exposure going forward as the change in fair value of our non-hedging derivatives will have an impact on our statement of operations. The fair value of swap agreements is $8,703 at March 31, 2002. For more information regarding our interest rate hedging activities, see "Quantitative and Qualitative Disclosures about Market Risk."

FINANCIAL CONDITION

MARCH 31, 2002 COMPARED WITH DECEMBER 31, 2001

Our total assets increased by $6.6 million to $3,016.5 million at March 31, 2002 from $3,009.9 million at December 31, 2001 primarily due to:
      . the $22.1 million increase in notes receivable from MeriStar Hotels is due primarily to the new $13.1 million term note and additional borrowing of $9.0 million by MeriStar Hotels;
      . capital expenditures of $12.3 million at the hotels; and . the $12.3 million increase in accounts receivable due to the improved occupancy since December 31, 2001; partially offset by . the decrease of $8.9 million in due from MeriStar Hotels primarily due to the $13.1 million term note; and
      .  depreciation on hotel assets of $28.4 million.

Total liabilities increased by $9.0 million to $1,906.5 million at March 31, 2002 from $1,897.5 million at December 31, 2001 due mainly to:
      . net borrowings of long-term debt of $13.7 million; and . a $4.0 million increase in due to MeriStar Hotels; partially offset by . a $3.7 million decrease in accrued interest due to the payment of interest on several senior secured notes; and . a $3.4 million decrease in market value of our derivative instruments.

Long-term debt increased by $13.7 million to $1,713.8 million at March 31, 2002 from $1,700.1 million at December 31, 2001 due primarily to:
      . $200 million ($196.2 million, net of discount) in senior unsecured notes issued in February, partially offset by
      . $181.0 million of net repayments on our revolving credit facility using proceeds of the issuance of senior unsecured notes in February and cash generated by operations.

Stockholders' equity decreased $1.6 million to $1,021.0 million at December 31, 2001 from $1,022.6 million at December 31, 2001 due primarily to:
      . the $9.9 million of net loss for the first quarter of 2002; partially offset by
      . a $5.3 million decrease in accumulated other comprehensive loss due mainly to the conversion of our swap agreements to non-hedging derivatives; and
      .  $3.1 million of exercised stock options.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001

Until January 1, 2001, MeriStar Hotels leased substantially all of our hotels from us. Effective January 1, 2001, MeriStar Hotels assigned the hotel leases to our newly created, wholly-owned, taxable REIT subsidiaries in turn, entered into management agreements with MeriStar Hotels to manage the hotels. As a result of this change in structure, our wholly-owned taxable REIT subsidiaries have assumed the operating risks and rewards of the hotels and now pay MeriStar Hotels a management fee to manage the hotels for us. For consolidated financial statement purposes, effective January 1, 2001, we now record all of the revenues and expenses of the hotels in our statements of operations, including the management fee paid to MeriStar Hotels.

The following table provides our hotels' operating statistics on a same store basis for the three months ended March 31, 2002 and 2001.

                                         2002         2001       Change
                                      ----------   ----------   --------
Revenue per available room             $ 66.44      $ 81.05      (18.0)%
Average daily rate                     $104.93      $115.56       (9.2)%
Occupancy                                 63.3%        70.1%      (9.7)%

Overall, the slowing United States economy had a major negative effect on our hotels during the first quarter of 2002 compared to the first quarter of 2001. This effect is evidenced by a sharp reduction in business travel, as well as leisure travel. This is reflected in the 9.2% reduction in average daily rate and the 9.7% reduction in occupancy in the first quarter 2002 compared to 2001.

Total revenue decreased $46.0 million to $256.7 million in 2002 from $302.7 million in 2001 primarily due to:
     . a $29.8 million decrease in room revenue due to a decrease in occupancy and average daily rate;
     . a $9.2 million decrease in food and beverage revenue due to a decrease in occupancy; and
     . a $3.8 million decrease in lease revenue due to us no longer leasing hotels in 2002.

Total operating expenses decreased $23.8 million to $232.9 for the three months ended March 31, 2002 compared to $256.7 million for the same period in 2001 due primarily to:
     .    a $6.8 million decrease in room expenses due to lower occupancy;
     . a $7.0 million decrease in food and beverage expenses due to lower occupancy;
     . a $5.3 million decrease in property operating costs due primarily to a $1.9 million decrease in energy costs and a $1.4 million decrease in management fees;
     .    $9.3 million in swap termination fees during 2001; and
     . a $2.1 million write down of investment in STS Hotel Net during 2001; partially offset by
     . a $4.7 million loss on fair value of non-hedging derivatives in 2002 due to the repayment of debt that was originally hedged; and
     . a $1.5 million write-off of deferred costs due to the reduction in our borrowing capacity on our revolving credit agreement in 2002.

Interest expense increased $4.4 million to $34.6 million for the three months ended March 31, 2002 compared to $30.2 million for the same period in 2001 due primarily to the issuance of $250 million of senior secured notes in December 2001 and $200 million of senior secured notes in February 2002 at fixed rates greater than the variable rate of the debt they repaid.

In 2001, we paid down $300 million of our revolving credit facility. This resulted in an extraordinary loss of $1.2 million, net of tax.

In the first quarter of 2001, we sold one hotel and received $7.3 million. This resulted in a loss on the sale of the asset of $1.1 million, net of tax.

The National Association of Real Estate Investment Trusts or NAREIT defines Funds from Operations, or FFO as net income (loss), computed in accordance with generally accepted accounting principles, also called GAAP, excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for our portion of these items related to unconsolidated partnerships and joint ventures. Extraordinary items under GAAP are excluded from the calculation of FFO. We believe FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our financial performance or to cash flow from operating activities determined in accordance with GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

We use recurring FFO as a measure of our performance. Recurring FFO represents FFO, as defined above, adjusted for significant non-recurring items. The following is a reconciliation between income (loss) before loss on the sale of assets and extraordinary items and recurring FFO on a diluted basis for the three months ended March 31, 2002 and 2001 (in thousands):

                                                            2002        2001
                                                         ----------  ----------
Income (loss) before loss on sale of assets and
extraordinary items                                         $(9,943)    $14,098
Minority interest to common OP Unit Holders                    (768)        963
Interest on convertible debt                                  1,832       1,832
Hotel depreciation and amortization                          28,651      28,619
Non-recurring items (net of minority interests and
income taxes):
   Write down of deferred financing costs                     1,490           -
   Loss on fair value of non-hedging derivatives              4,615           -
   Swap termination costs                                         -       8,998
   Write down of investment in STS Hotel Net                      -       2,046
                                                         ----------  ----------

Recurring FFO                                               $25,877     $56,556
                                                         ==========  ==========

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We generated $9.1 million of cash from operations during the first three months of 2002. Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt offerings. We expect to fund our continuing operations through cash generated by our hotels. In addition, as of May 13, 2002, we had $112.0 million available under our revolving credit facility. We also expect to finance hotel acquisitions, hotel renovations and joint venture investments through a combination of internally generated cash, external borrowings, and the issuance of OP Units and/or common stock.

Factors that may influence our liquidity include:

     . Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety and other operating risks described under the caption, "Risk Factors--Operating Risks" in our 2001 Annual Report on Form 10-K;
     . Factors that affect our access to bank financing and the capital markets, including interest rate fluctuations, operational risks and other risks described under the caption "Risk Factors--Financing Risks" in our 2001 Annual Report on Form 10-K; and
     . The other factors described under the caption, "Special Note Regarding Forward-Looking Statements."

We must distribute to stockholders at least 90% of our taxable income, excluding net capital gains to preserve the favorable tax treatment accorded to real estate investment trusts under the Internal Revenue Code. We expect to fund such distributions through cash generated from operations and borrowings on our credit agreement. Due to the sluggish economy, we expect our taxable income to decrease in 2002 compared to 2001. Any future distributions will be at the discretion of our Board of Directors and will be determined by factors including our operating results, capital expenditure requirements, the economic outlook, the Internal Revenue Service dividend payout requirements for REITs and such other factors as our Board of Directors deems relevant. We cannot provide assurance that any such distributions will be made in the future.

We generated $12.0 million of cash from financing activities during the first three months of 2002 primarily from:
     .    $13.6 million of net borrowings under our credit agreement;
     . $3.2 million of proceeds from issuances of common stock; partially offset by
     . $3.1 million from additional deferred financing costs related to issuing the $200 million of senior unsecured notes.

Uses of Cash

We used $18.3 million of cash in investing activities during the first three months of 2002 primarily for:
     .    $ 9.0 million of notes receivable with MeriStar Hotels; and
     .    $12.3 million of capital expenditures at hotels.

Long-Term Debt

In February 2002, we issued $200 million ($196.2 million, net of discount) aggregate principal amount of 9.13% senior unsecured notes due 2011. We used the proceeds from the issuance of these notes to repay approximately $195.0 million of the outstanding balance under our revolving credit agreement. As a result of this financing, we redesignated some swap agreements as non-hedging derivatives. We recognized a $4.7 million loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

In February 2002, we amended our revolving credit agreement. The amendment allows us to reduce the revolving commitments to below $300 million. In March 2002, we reduced the borrowing capacity on our revolving credit agreement from $310 million to $150 million. We recognized a $1,529 loss due to the write-off of deferred financing costs related to reducing the borrowing capacity of our revolving credit agreement. The weighted average interest rate on borrowings outstanding under the revolving credit agreement as of March 31, 2002 was 5.94%. As of May 13, 2002, we had $112.0 million of indebtedness outstanding under our revolving credit agreement.

Minimum payments due under our debt obligations as of March 31, 2002 are (in thousands):

          2002 .......................................      $   14,057
          2003 .......................................          51,589
          2004 .......................................         171,168
          2005 .......................................           9,265
          2006 .......................................          10,006
          Thereafter .................................       1,457,693
                                                        ---------------
                                                            $1,713,778
                                                        ===============

Capital Resources

We must make ongoing capital expenditures in order to keep our hotels competitive in their markets. We expect a combination of internally generated cash and external borrowings to provide capital for renovation work. Initial renovation programs for most of our hotels are complete or nearing completion. Once initial renovation programs for a hotel are completed, we expect to spend approximately 4% annually of hotel revenues for ongoing capital expenditure programs. These ongoing programs will include room and facilities refurbishments, renovations, and furniture and equipment replacements. For the three months ended March 31, 2002, we spent $11 million on renovation and ongoing property capital expenditure programs. We intend to spend approximately $37 million during the remaining three quarters of 2002 for our ongoing capital expenditure programs.

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

The table below presents, as of March 31, 2002, the principal amounts (in thousands of dollars) for our fixed and variable rate debt instruments, weighted-average interest rates, and fair values by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                               Long-term Debt
                                 --------------------------------------------------------------------------
                                                         Average                              Average
                                                        Interest            Variable          Interest
      Expected Maturity            Fixed Rate             Rate               Rate               Rate
 ---------------------------     --------------    -----------------   --------------      ----------------
  2002                             $    14,057                 8.6%         $      -                N/A
  2003                                   8,589                 8.2%           43,000                6.0%
  2004                                 171,168                 5.1%                -                N/A
  2005                                   9,265                 8.4%                -                N/A
  2006                                  10,006                 8.1%                -                N/A
  Thereafter                         1,457,693                 9.0%                -                N/A
                                 --------------    -----------------   --------------      -------------
  Total                            $ 1,670,778                 8.5%         $ 43,000                8.2%
                                 ==============    =================   ==============      =============

  Fair Value at 3/31/02            $ 1,668,010                              $ 43,000
                                 ==============                        ==============

Upon the issuance in February 2002 of $200 million aggregate principal amount of 9.13% senior unsecured notes due 2011, we reduced the borrowings under our senior secured credit agreement by $195.0 million. At that time, we converted some swap agreements to non-hedging derivatives. As a result of this financing, we redesignated some swap agreements as non-hedging derivatives. These swap agreements had notional principal amounts of approximately $200 million and were originally designated to hedge variable rate borrowings under our senior secured credit facility that were repaid. We recognized a $4.7 million loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

As of March 31, 2002, we had three swap agreements with notional principal amounts totaling $300 million. All of these swap agreements have been converted to non-hedging derivatives. The swap agreements effectively fix the 30-day LIBOR between 4.77% and 6.4%. The swap agreements expire between December 2002 and July 2003. For the three months ended March 31, 2002 and 2001, we have made net payments of approximately $2.9 million and $0.1 million, respectively.

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

As of March 31, 2002, 97.5% of our debt was fixed and our overall weighted average interest rate was 8.52%.

Although we conduct business in Canada, the Canadian operations were not material to our consolidated financial position, results of operations or cash flows during the three months ended March 31, 2002 and 2001. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the years ended March 31, 2002 and 2001. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

Forward-Looking Statements

Information both included and incorporated by reference in this annual report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of them or other variations of them or comparable terminology. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

     .   the current slowdown of the national economy;
     .   economic conditions generally and the real estate market specifically;
     . the impact of the September 11, 2001 terrorist attacks or actual or threatened future terrorist incidents;
     . legislative/regulatory changes, including changes to laws governing the taxation of REITs;
     .   availability of capital;
     .   interest rates;
     .   competition;
     . supply and demand for hotel rooms in our current and proposed market areas; and
     . changes in general accounting principles, policies and guidelines applicable to REITs.

These risks and uncertainties, along with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2001 under "Risk Factors", should be considered in evaluating any forward-looking statements contained in this Form 10-Q.

We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, other than required by law.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits
10.6 Form of Employment Agreement between MeriStar Hospitality Corporation and Paul W. Whetsell.
13 Unaudited Financial Statements of MeriStar Hospitality Operating Partnership, L.P. as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001.
99 Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P.


   (b) Reports on Form 8-k

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MeriStar Hospitality Corporation

Dated: May 15, 2002                             /s/ James A. Calder
                                                _____________________
                                                James A. Calder
                                                Chief Accounting Officer