Form 10-Q
period 2002-06-30
MERISTAR HOSPITALITY CORP
filed 2002-08-13
CIK 1012967

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2002 or

[  ]   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from                      to

COMMISSION FILE NUMBER 1-11903

MERISTAR HOSPITALITY CORPORATION
(Exact name of Registrant as specified in its Charter)

MARYLAND (State of Incorporation)	75-2648842 (IRS Employer Identification No.)

1010 WISCONSIN AVENUE, N.W.
WASHINGTON, D.C. 20007
(Address of Principal Executive Offices)(Zip Code)

202-295-1000
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

The number of shares of Common Stock, par value $0.01 per share, outstanding at August 9, 2002 was 45,045,410.

MERISTAR HOSPITALITY CORPORATION

PART I	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2002	December 31, 2001

	(unaudited)
Assets Investments in hotel properties	$3,208,468	$3,183,677
Accumulated depreciation	(455,714)	(397,380)

	2,752,754	2,786,297
Cash and cash equivalents	27,412	23,448
Accounts receivable, net of allowance for doubtful accounts of $735 and $973	51,995	47,178
Prepaid expenses and other	15,208	18,306
Notes receivable from Interstate Hotels & Resorts, Inc.	59,069	36,000
Due from Interstate Hotels & Resorts	—	8,877
Investments in affiliates	41,714	41,714
Restricted cash	16,920	21,304
Intangible assets, net of accumulated amortization of $13,824 and $11,224	24,881	26,736

	$2,989,953	$3,009,860

Liabilities, Minority Interests and Stockholders’ Equity Accounts payable, accrued expenses and other liabilities	$126,922	$129,786
Accrued interest	53,217	45,009
Due to Interstate Hotels & Resorts	9,092	—
Income taxes payable	46	350
Dividends and distributions payable	449	1,090
Deferred income taxes	8,656	9,031
Interest rate swaps	8,684	12,100
Long-term debt	1,669,135	1,700,134

Total liabilities	1,876,201	1,897,500

Minority interests	85,880	89,797
Stockholders’ equity:
Preferred stock, par value $0.01 per share Authorized - 100,000 shares	—	—
Common stock, par value $0.01 per share Authorized – 250,000 shares Issued – 49,354 and 48,761 shares	493	487
Additional paid-in capital	1,192,757	1,183,463
Retained earnings (deficit)	(76,140)	(68,241)
Accumulated other comprehensive loss	(6,428)	(12,503)
Unearned stock-based compensation	(6,261)	(5,287)
Less common stock held in treasury – 4,308 and 4,237 shares	(76,549)	(75,356)

Total stockholders’ equity	1,027,872	1,022,563

	$2,989,953	$3,009,860

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
INCOME (LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
Hotel operations:
Rooms	$183,422	$202,380	$353,970	$402,760
Food and beverage	71,905	74,092	133,970	145,383
Other operating departments	20,608	23,534	39,716	46,005
Participating lease revenue	—	3,752	—	7,536
Office rental and other revenues	5,320	3,409	10,263	8,167

Total revenue	281,255	307,167	537,919	609,851

Hotel operating expenses by department:
Rooms	43,443	46,565	82,378	92,287
Food and beverage	50,445	52,486	94,850	103,890
Other operating departments	11,651	12,046	22,345	23,616
Office rental, parking and other operating expenses	790	688	1,604	1,625
Undistributed operating expenses:
Administrative and general	44,727	43,138	88,198	88,055
Property operating costs	41,453	42,278	78,835	84,977
Property taxes, insurance and other	16,842	18,654	36,903	37,041
Depreciation and amortization	31,449	28,708	62,350	58,405
Expense for non-hedging derivatives	3,090	—	3,079	—
Write-off of deferred financing costs	—		1,529	—
Loss on fair value of non-hedging derivatives	—	—	4,735	—
Write down of investment in STS Hotel Net	—	—	—	2,112
Swap termination costs	—	—	—	9,297
Felcor merger costs	—	3,789	—	3,789
Cost to terminate leases with Prime Hospitality Corporation	—	1,315	—	1,315

Total operating expenses	243,890	249,667	476,806	506,409

Net operating income	37,365	57,500	61,113	103,442
Interest expense, net	34,063	30,032	68,662	60,261

Income (loss) before minority interests, income tax expense (benefit), loss on sale of assets and extraordinary loss	3,302	27,468	(7,549)	43,181
Minority interests	245	2,017	(382)	3,121

Income (loss) before income tax expense (benefit), loss on sale of assets and extraordinary loss	3,057	25,451	(7,167)	40,060
Income tax expense (benefit)	84	891	(197)	1,402

Income (loss) before loss on sale of assets and extraordinary loss	2,973	24,560	(6,970)	38,658
Loss on sale of assets, net of tax effect of ($22)	—	—	—	(1,059)
Extraordinary loss on early extinguishments of debt, net of tax effect of ($19)	—	—	—	(1,224)

Net income (loss)	$2,973	$24,560	$(6,970)	$36,375

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Other comprehensive income (loss):
Net income (loss)	$2,973	$24,560	$(6,970)	$36,375
Foreign currency translation adjustment	817	815	829	(159)
Derivative instruments transition adjustment	—	—	—	(2,842)
Change in valuation of derivative instruments	—	525	511	(4,268)

Comprehensive income (loss)	$3,790	$25,900	$(5,630)	$29,106

Earnings per share:
Basic:
Income (loss) before extraordinary loss	$0.07	$0.55	$(0.16)	$0.84
Extraordinary loss	—	—	—	(0.03)

Net income (loss)	$0.07	$0.55	$(0.16)	$0.81

Diluted:
Income (loss) before extraordinary loss	$0.06	$0.52	$(0.16)	$0.82
Extraordinary loss	—	—	—	(0.03)

Net income (loss)	$0.06	$0.52	$(0.16)	$0.79

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

	Six months ended
	June 30,

	2002	2001

Operating activities:
Net income (loss)	$(6,970)	$36,375
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,350	58,405
Loss on fair value of non-hedging derivatives	4,735	—
Write-off of deferred financing costs	1,529	—
Loss on sale of assets, before tax effect	—	1,081
Write down of investment in STS Hotel Net	—	2,112
Extraordinary loss on early extinguishment of debt, before tax effect	—	1,243
Minority interests	(382)	3,121
Amortization of unearned stock based compensation	1,920	1,842
Interest rate swaps marked to fair value	(2,905)	—
Deferred income taxes	(375)	379
Changes in operating assets and liabilities:
Accounts receivable, net	(4,817)	(7,007)
Prepaid expenses and other	3,098	502
Due to/from Interstate Hotels & Resorts	4,900	11,328
Accounts payable, accrued expenses and other liabilities	(2,864)	(8,802)
Accrued interest	8,208	15,987
Income taxes payable	(304)	452

Net cash provided by operating activities	68,123	117,018

Investing activities:
Investment in hotel properties	(24,696)	(23,782)
Proceeds from disposition of assets	—	7,274
Hotel operating cash received in lease conversions	—	3,257
Notes receivable from Interstate Hotels & Resorts	(10,000)	(36,000)
Change in restricted cash	4,384	(283)

Net cash used in investing activities	(30,312)	(49,534)

Financing activities:
Deferred financing costs	(3,571)	(9,906)
Proceeds from issuance of long-term debt	234,841	599,529
Principal payments on long-term debt	(265,840)	(584,830)
Proceeds from issuance of common stock, net	3,156	705
Purchase of OP units	—	(1,513)
Purchase of treasury stock	(1,193)	(1,767)
Dividends paid to stockholders	(929)	(45,251)
Distributions to minority interests	(283)	(4,434)

Net cash used in financing activities	(33,819)	(47,467)

Effect of exchange rate changes on cash and cash equivalents	(28)	283

Net increase in cash and cash equivalents	3,964	20,300
Cash and cash equivalents, beginning of period	23,448	250

Cash and cash equivalents, end of period	$27,412	$20,550

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION

We own a portfolio of upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of June 30, 2002, we owned 112 hotels, with 28,653 rooms, all of which are leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts, Inc, which was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation, with MeriStar Hotels & Resorts, Inc. surviving the merger and changing its name to “Interstate Hotels & Resorts, Inc.”

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

On January 1, 2001, changes to the federal tax laws governing real estate investment trusts became effective. Those changes are commonly known as the REIT Modernization Act, or RMA. The RMA permits real estate investment trusts to create taxable subsidiaries that are subject to taxation similar to subchapter C-Corporations. Because of the RMA, we have created a number of these taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

•	managing the properties they lease (our taxable subsidiaries must enter into an “arms length” management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners),
•	leasing a property that contains gambling operations; and
•	owning a brand or franchise.

We believe establishing taxable subsidiaries to lease the properties we own provides an efficient alignment of and ability to capture the economic interests of property ownership. Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to Interstate Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue plus incentives payments, based on meeting performance thresholds, that could total up to 1.5% of total hotel revenue. All of the agreements, except for four agreements with terms that renew annually, have an initial term of 10 years with three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

In connection with the proposed merger of MeriStar Hotels with Interstate Hotels Corporation, our Board of Directors established a Special Committee consisting solely of directors not affiliated with MeriStar Hotels. The Special Committee, with the assistance of its outside counsel, reviewed the terms of the merger and the effect of the merger on us and recommended to the full Board that we (i) consent to the proposed merger, (ii) waive any of our rights to terminate the Intercompany Agreement or any of the management agreements on our hotels between MeriStar Hotels and us as a result of the merger and (iii) amend our revolving credit and term loan agreements with MeriStar Hotels subject to documentation and various conditions including the payment to us of $3.0 million to reduce MeriStar Hotels’ borrowings under our credit agreement with them. At a meeting of the full Board of Directors on April 30, 2002, the Board approved the recommendations of the Special Committee subject to final documentation and satisfaction of the conditions, all of which occurred prior to the merger becoming effective July 31, 2002.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

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

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires a public entity to report selected information about operating segments in financial reports issued to shareholders. Based on the guidance provided in the standard, we have determined that our business is conducted in one reportable segment. The standard also establishes requirements for related disclosures about products and services, geographic areas and major customers. Revenues for Canadian operations totaled $5,882 and $6,061 for the three months ended June 30, 2002 and 2001, respectively. Revenues for Canadian operations totaled $10,407 and $11,583 for the six months ended June 30, 2002 and 2001, respectively.

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

Our interest rate swap agreements were initially designated as hedges against changes in future cash flows associated with specific variable rate debt obligations. As of June 30, 2002, we had three swap agreements with notional amounts totaling $300 million. All of these swap agreements have been converted to non-hedging derivatives due to our repayment of the floating-rate borrowings they originally hedged, and they are currently being marked to market through our statement of operations. We have interest rate exposure going forward as the change in fair value of our non-hedging derivatives will have an impact on our statement of operations. The interest rate swap agreements are reflected at fair value in our consolidated balance sheet as of June 30, 2002. For more information regarding our interest rate hedging activities, see “Quantitative and Qualitative Disclosures about Market Risk.”

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” If we enter into these transactions in the future, we will have to evaluate the effects this new standard will have on our financial statements. The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, Technical Corrections”. We plan to adopt this statement on January 1, 2003.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” which supersedes SFAS No. 121. The provisions of SFAS No. 144 were effective on January 1, 2002 for our financial statements. We did not have any asset sales or impairments in the first six months of 2002; therefore, SFAS No. 144 has no effect on our financial statements for the three and six months ended June 30, 2002.

3. NOTE RECEIVABLE FROM MANAGEMENT COMPANY

Under a revolving credit agreement with Interstate Hotels, we lent, from time to time Interstate Hotels up to $50,000 for general corporate purposes. The interest rate on this credit agreement was 650 basis points over the 30-day London Interbank Offered Rate. As of June 30, 2002, $46,000 was outstanding under this revolving credit agreement.

Interstate Hotels also issued us a term note effective January 1, 2002. This $13,069 term note refinanced outstanding accounts payable Interstate Hotels owed to us. The term loan bore interest at 650 basis points over the 30-day LIBOR. The maturity date was the same as that of the revolving credit agreement.

The repayment of the credit agreement and term note were subordinate to MeriStar Hotels’ bank debt.

In connection with the merger that created Interstate Hotels on July 31, 2002, Interstate Hotels paid $3,000 to reduce its borrowings outstanding on the credit agreement. Also, the credit agreement and term note were amended and combined into a term loan agreement with a principal balance of $56,069 and a maturity date of July 31, 2007.

4. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2002	December 31, 2001

Senior unsecured notes	$950,000	$750,000
Credit facility	—	224,000
Secured facility	317,258	319,788
Subordinated notes	205,000	205,000
Convertible notes	154,300	154,300
Mortgage debt and other	51,025	52,335
Unamortized issue discount	(8,448)	(5,289)

	$1,669,135	$1,700,134

As of June 30, 2002 aggregate future maturities of the above obligations are as follows:

2002	$12,155
2003	8,584
2004	171,164
2005	9,259
2006	10,001
Thereafter	1,457,972

$1,669,135

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

5. DIVIDENDS AND DISTRIBUTIONS PAYABLE

On June 26, 2002, we declared a dividend for the three months ended June 30, 2002 of $0.01 per share of common stock. The record date for the dividend was July 15, 2002 and we paid the dividend on July 31, 2002.

6. EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Six months ended

	June 30,		June 30,

	2002	2001	2002	2001

BASIC EARNINGS (LOSS) PER SHARE COMPUTAION:
Income (loss) before extraordinary loss	$2,973	$24,560	$(6,970)	$37,599
Dividends paid on unvested restricted stock	(2)	(202)	(3)	(403)

Income (loss) applicable to common stockholders	$2,971	$24,358	$(6,973)	$37,196

Weighted average number of shares of common stock outstanding	44,955	44,472	44,754	44,483

Basic earnings (loss) per share before extraordinary loss	$0.07	$0.55	$(0.16)	$0.84

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:
Income (loss) applicable to common stockholders	$2,971	$24,358	$(6,973)	$37,196
Minority interest, net of tax	104	1,982	—	3,054
Interest on convertible debt, net of tax	—	1,796	—	3,591
Dividends on unvested restricted Stock	—	8	—	—

Adjusted net income (loss)	$3,075	$28,144	$(6,973)	$43,841

Weighted average number of shares of common stock outstanding	44,955	44,472	44,754	44,483
Common stock equivalents:
Operating partnership units	3,420	4,236	—	4,265
Stock options	75	403	—	359
Convertible debt	—	4,538	—	4,538
Restricted stock	—	16	—	—

Total weighted average number of diluted shares of common stock outstanding	48,450	53,665	44,754	53,645

Diluted earnings (loss) per share before extraordinary loss	$0.06	$0.52	$(0.16)	$0.82

Stock options, operating partnership units, convertible debt and restricted stock are not included in the computation of diluted earnings (loss) per share when their effect is antidilutive.

7.       SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30,

	2002	2001

Cash paid for interest and income taxes:
Interest, net of capitalized interest of $1,947 and $3,822 respectively	$60,454	$44,274
Income taxes	602	574
Non-cash investing and financing activities:
Issuance of POPs	2,894	—
Conversion of OP Units to Common Stock	6,146	2,845
Operating assets received and liabilities assumed from lease conversion:
Accounts receivable	$—	$47,200
Prepaid expenses and other	—	13,500
Furniture and fixtures, net	—	152
Investment in affiliates, net	—	1,629

Total operating assets received	$—	$62,481

Accounts payable and accrued expenses	$—	$65,706
Long-term debt	—	32

Total liabilities acquired	$—	$65,738

8.     STOCK-BASED COMPENSATION

As of June 30, 2002, we have granted 481,500 shares of restricted stock to employees. This restricted stock vests ratably over three-year or five-year periods. As a result of issuing this restricted stock, we have $2,236 of unearned stock-based compensation recorded as a reduction to stockholders’ equity on our condensed consolidated balance sheet as of June 30, 2002.

As of June 30, 2002, we have granted 900,000 Profits-Only OP Units, or POPs, to some of our employees pursuant to our POPs Plan. These POPs are fixed awards and vest over three-year or four-year periods. As a result of issuing these POPs, we have $4,025 of unearned stock-based compensation recorded as a reduction to stockholders’ equity on our condensed consolidated balance sheet as of June 30, 2002.

9.     RESTRUCTURING EXPENSES

During the third quarter of 2001, we incurred a restructuring charge of $1,080 in connection with operational changes at our corporate headquarters. The restructuring included eliminating seven corporate staff positions and office space no longer needed under the new structure. During 2002, we applied $104 of lease costs against the restructuring reserve. Approximately $288 of the restructuring accrual remains at June 30, 2002.

10.     CONSOLIDATING FINANCIAL INFORMATION

We and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. (MHOP), our subsidiary operating partnership, are guarantors of senior unsecured notes issued by MHOP. MHOP and certain of its subsidiaries are guarantors of our unsecured subordinated notes. We own a one percent general partner interest in MHOP and MeriStar LP, Inc., our wholly-owned subsidiary, owns approximately a 90 percent limited partner interest in MHOP. All guarantees are full and unconditional, and joint and several. Exhibit 99.1 to this Quarterly Report on Form 10-Q presents supplementary consolidating information for MHOP, including each of the guarantor subsidiaries. This exhibit presents MHOP’s consolidating balance sheets as of June 30, 2002 and December 31, 2001, consolidating statements of operations for each of the three and six months ended June 30, 2002 and 2001, and consolidating cash flows for the six months ended June 30, 2002 and 2001.

11. SUBSEQUENT EVENT

On August 1, 2002 we sold 3 hotels for $25,150. The aggregate carrying amount of the hotel properties was approximately $24,000. As of June 30, 2002 the sale of these assets was not yet considered probable and therefore we did not meet all of the criteria required according to SFAS No. 144 to reclassify these hotels as held for sale on our Balance Sheet and reclassify the operations of these hotels to discontinued operations on our Statement of Operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We own a portfolio of upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of June 30, 2002, we owned 112 hotels, with 28,653 rooms, all of which were leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts, Inc, which was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation, with MeriStar Hotels & Resorts, Inc. surviving the merger and changing its name to “Interstate Hotels & Resorts Inc.”

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

On January 1, 2001, changes to the federal tax laws governing REITs became effective. Those changes are commonly known as the REIT Modernization Act, or RMA. The RMA permits real estate investment trusts to create taxable subsidiaries that are subject to taxation similar to subchapter C-Corporations. We have created a number of these taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

•	managing the properties they lease (our taxable subsidiaries must enter into an “arms length” management agreement with an independent third-party manager actively involved in the trade or business of hotel management and manages properties on behalf of other owners);
•	leasing a property that contains gambling operations; and
•	owning a brand or franchise.

We believe establishing taxable subsidiaries to lease the properties we own provides an efficient alignment of and ability to capture the economic interests of property ownership. Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to Interstate Hotels for each property. Our taxable subsidiaries in turn make rental payments to us under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue. Interstate Hotels can also earn incentive management fees, based on meeting performance thresholds, of up to 1.5% of total hotel revenue. All of the agreements, except for four agreements with terms that renew annually, have an initial term of 10 years with three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

In connection with the proposed merger of MeriStar Hotels with Interstate Hotels Corporation, our Board of Directors established a Special Committee consisting solely of directors not affiliated with MeriStar Hotels. The Special Committee, with the assistance of its outside counsel, reviewed the terms of the merger and the effect of the merger on us and recommended to the full Board that we (i) consent to the proposed merger, (ii) waive any of our rights to terminate the Intercompany Agreement or any of the management agreements on our hotels between MeriStar Hotels and us as a result of the merger and (iii) amend our revolving credit and term loan agreements with MeriStar Hotels subject to documentation and various conditions including the payment to us of $3.0 million to reduce MeriStar Hotels’ borrowings under our credit agreement with them. At a meeting of the full Board of Directors on April 30, 2002, the Board approved the recommendations of the Special Committee subject to final documentation and satisfaction of the conditions, all of which occurred prior to the merger becoming effective July 31, 2002.

During 2001, we acquired the eight leases from Prime Hospitality for our hotels that were previously leased and managed by Prime. These hotels are now managed by Interstate Hotels under management agreements identical to our other management agreements with Interstate Hotels, except that the term on four of the agreements is one year with additional one year renewal periods.

Business Summary

Our results continue to reflect a slowed economy which has caused substantial declines in business and leisure travel demand nationwide. Our group business improved during the first two quarters of 2002 but our transient business continues to be significantly lower than prior to the terrorist attacks on September 11, 2001, and also lower than our internal projections for 2002. Overall, our occupancies were ahead of our internal plan for the first half of 2002, but our average daily rate was lower than we projected. We will continue to work with Interstate Hotels to focus on cost reduction and control measures at our hotels. We expect year-over-year performance measures to improve in late 2002 and in 2003 when the economy is expected to gain momentum.

The September 11, 2001 terrorist attacks have had a dramatic effect on the insurance and reinsurance industries.

Companies in all industry segments are experiencing increases in premiums and restriction of coverage upon renewal of their insurance programs. Some have experienced an inability to obtain insurance. Our secured facility requires our property insurance carriers to be rated AA or better by Standard & Poor, or S&P. Our manager, Interstate Hotels, is responsible for securing property insurance for our properties. In June 2002, Interstate Hotels renewed all expiring programs and obtained coverage from carriers that are appropriately rated by S&P. As the effects of the terrorist attacks on September 11, 2001 are more fully reflected on the financial statements of insurers and reinsurers, however, their ratings may change. If we are unable to maintain insurance that meets our debt covenant requirements and if we are unable to amend or waive those covenants, it could have a material adverse effect on our business. Our total annual property and casualty insurance premiums are approximately $31 million under our renewed policies.

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

Our critical accounting policies are as follows:
•	Impairment of long-lived assets;
•	Estimating certain accrued liabilities; and
•	Determining the impact of future interest rate changes on our statement of operations.

Impairment of long-lived assets

Whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (including property and equipment and all intangibles) may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. The carrying value of the asset includes the original purchase price (net of depreciation) plus the cost of all capital improvements (net of depreciation). We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, we write down the asset to estimated fair value and recognize an impairment loss. Any impairment losses we recognize are recorded as operating expenses. We did not recognize any impairment losses for the six months ended 2002 or 2001.

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

Property tax assessments are subject to periodic and often lengthy appeals. For example, in instances where a jurisdiction increases our assessed value, we frequently appeal that assessment. Similarly, when hotel operations are declining, we may appeal an assessment as too high if it is based on past operating results. These appeals of assessed values are subject to a potentially wide range of outcomes. As a result of the economic slowdown and events of September 11, 2001, we have filed a number of appeals for lower assessments. As of June 30, 2002, we had ongoing appeals in several jurisdictions with respect to approximately 20 properties. We accrue for property tax liabilities based on what we believe is a reasonable judgment of the most likely outcome of the appeals. We believe our experience in pursuing reductions through the appeals process is very favorable — for example, during the second quarter of 2002 we completed the appeals process for 1997 through 2001 for three properties, resulting in refunds of approximately $2.7 million from taxing authorities. We cannot predict with certainty the outcome of these appeals, or their effect on our accruals for such items. Also, actual property tax expense could vary greatly from our estimates used for the current property tax accrual based on a change in the assessed value, a change in the tax rate, and/or a different outcome of the appeals process than we currently expect. Based on our past experience, however, we do not believe that even the loss of a substantial number of the appeals would result in any additional expense for us.

Determining impact of future interest rate changes on our statement of operations

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires a company to recognize all derivatives as either assets or liabilities in the balance sheet and record those instruments at fair value. SFAS No. 137 and No. 138 amended certain provisions of SFAS No. 133. We adopted these accounting pronouncements effective January 1, 2001.

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

Our interest rate swap agreements were initially designated as hedges against changes in future cash flows associated with specific variable rate debt obligations. As of June 30, 2002, we had three swap agreements with notional amounts totaling $300 million. These swap agreements have been converted to non-hedging derivatives due to our repayment of the floating-rate borrowings they originally hedged and they are currently being marked to market through our statement of operations. We have interest rate exposure going forward as the change in fair value of our non-hedging derivatives will have an impact on our statement of operations. During the three and six months ended June 30, 2002, we recognized $3.1 million and $3.1 million of expense, respectively, related to these interest rate swaps. The fair value of these swap agreements is $8.7 million at June 30, 2002. For more information regarding our interest rate hedging activities, see “Quantitative and Qualitative Disclosures about Market Risk.”

FINANCIAL CONDITION

JUNE 30, 2002 COMPARED WITH DECEMBER 31, 2001

Our total assets decreased by $19.9 million to $2,990.0 million at June 30, 2002 from $3,009.9 million at December 31, 2001 primarily due to:
•	depreciation on hotel assets of $58.3 million;
•	the $4.4 million decrease in restricted cash due to property tax payments in 2002; and
•	the $3.1 million decrease in prepaid expenses due to 2002 insurance expenses; partially offset by
•	the $4.8 million increase in accounts receivable due to the improved occupancy since December 31, 2001;
•	net additional borrowings by Interstate Hotels of $14.2 million;
•	capital expenditures of $24.8 million at the hotels; and
•	the $4.0 million increase in cash and cash equivalents due to net borrowings in 2002 offset by our operating activity.

Total liabilities decreased by $21.3 million to $1,876.2 million at June 30, 2002 from $1,897.5 million at December 31, 2001 due mainly to:
•	net payments of long-term debt of $31.0 million;
•	a $3.4 million decrease in market value of our derivative instruments; and
•	a $2.9 million decrease in accounts payable, accrued expenses and other liabilities due to the timing of payables; partially offset by
•	a $9.1 million increase in due to Interstate Hotels primarily due to our quarterly workers compensation and general liability insurance which has not been paid as of June 30, 2002; and
•	a $8.2 million increase in accrued interest following the issuances of our senior unsecured debt in December 2001 and February 2002;

Long-term debt decreased by $31.0 million to $1,669.1 million at June 30, 2002 from $1,700.1 million at December 31, 2001 due primarily to:
•	$224.0 million of net repayments on our revolving credit facility using proceeds of the issuance of senior unsecured notes in February and cash generated by operations; and
•	$2.5 million of net repayments on our secured facility; partially offset by
•	$200.0 million ($196.2 million, net of discount) in senior unsecured notes issued in February.

Minority interest decreased by $3.9 million to $85.9 million at June 30, 2002 from $89.8 million at December 31, 2002 due mainly to:
•	$6.1 million of net redemptions of operating partnership units for common stock;
•	$0.4 million of current year net losses allocated to minority interest holders; partially offset by
•	$2.9 million of POPs awarded to certain employees.

Stockholders’ equity increased $5.3 million to $1,027.9 million at December 31, 2001 from $1,022.6 million at December 31, 2001 due primarily to:
•	$6.1 million of net redemptions of operating partnership units for common stock;
•	$3.1 million of exercised stock options; and
•	a $6.1 million decrease in accumulated other comprehensive loss due mainly to the conversion of our swap agreements to non-hedging derivatives; partially offset by
•	the $7.0 million of net loss for the first half of 2002; and
•	$2.9 million of POPs awarded to certain employees.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

The following table provides our hotels’ operating statistics on a same store basis for the three months ended June 30, 2002 and 2001.

	2002	2001	Change

Revenue per available room	$70.60	$79.61	(11.3)%
Average daily rate	$101.65	$109.48	(7.2)%
Occupancy	69.5%	72.7%	(4.4)%

Overall, the slowing United States economy had a major negative effect on our hotels during the second quarter of 2002 compared to the second quarter of 2001. This effect is evidenced by a sharp reduction in transient business travel. This is reflected in the 7.2% reduction in average daily rate and the 4.4% reduction in occupancy in the second quarter 2002 compared to 2001. Our group and leisure business has been stronger than transient business travel in most markets.

Total revenue decreased $25.9 million to $281.3 million in 2002 from $307.2 million in 2001 primarily due to:
•	a $19.0 million decrease in room revenue due to a decrease in occupancy and average daily rate;
•	a $2.2 million decrease in food and beverage revenue due to a decrease in occupancy; and
•	a $3.8 million decrease in lease revenue following the termination of our hotel leases with Prime Hospitality.

Total operating expenses decreased $5.9 million to $243.9 for the three months ended June 30, 2002 compared to $249.7 million for the same period in 2001 due primarily to:
•	a $3.1 million decrease in room expenses due to lower occupancy;
•	a $2.0 million decrease in food and beverage expenses due to lower occupancy;
•	a $0.8 million decrease in property operating costs due to a $0.9 million decrease in franchise costs
•	$3.8 million in Felcor merger costs during 2001; and
•	$1.3 million of costs to terminate leases with Prime Hospitality Corporation; partially offset by
•	a $2.7 million increase in depreciation and amortization expenses; and
•	a $3.1 million increase in expense for non-hedging derivatives for the three months ended June 30, 2002 due to our three swap agreements being converted to non-hedging derivatives in 2002.

Expense for non-hedging derivatives represents the change in fair value of our non-hedging derivatives, net of cash payments to the counterparty.

Interest expense increased $4.1 million to $34.1 million for the three months ended June 30, 2002 compared to $30.0 million for the same period in 2001 due primarily to the issuance of $250 million of senior secured notes in December 2001 and $200 million of senior secured notes in February 2002 at fixed rates greater than the variable rate of the debt that was repaid.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

The following table provides our hotels’ operating statistics on a same store basis for the six months ended June 30, 2002 and 2001.

	2002	2001	Change

Revenue per available room	$68.53	$80.33	(14.7)%
Average daily rate	$103.20	$112.45	(8.2)%
Occupancy	66.4%	71.4%	(7.0)%

Overall, the slowing United States economy had a major negative effect on our hotels during the first half of 2002 compared to the first half of 2001. This effect is evidenced by a sharp reduction in transient business travel. This is reflected in the 8.2% reduction in average daily rate and the 7.0% reduction in occupancy in the first half of 2002 compared to 2001. Our group and leisure business has been stronger than transient business travel in most markets.

Total revenue decreased $72.0 million to $537.9 million in 2002 from $609.9 million in 2001 primarily due to:
•	a $48.8 million decrease in room revenue due to a decrease in occupancy and average daily rate;
•	a $11.4 million decrease in food and beverage revenue due to a decrease in occupancy; and
•	a $7.5 million decrease in lease revenue following the termination of our hotel leases with Prime Hospitality.

Total operating expenses decreased $29.6 million to $476.8 for the six months ended June 30, 2002 compared to $506.4 million for the same period in 2001 due primarily to:
•	a $9.9 million decrease in room expenses due to lower occupancy;
•	a $9.0 million decrease in food and beverage expenses due to lower occupancy;
•	a $6.1 million decrease in property operating costs due primarily to a $2.4 million decrease in franchise costs, a $1.9 million decrease in energy costs and a $1.6 million decrease in management fees;
•	$9.3 million in swap termination fees during 2001; and
•	a $2.1 million write down of investment in STS Hotel Net during 2001;
•	$3.8 million in Felcor merger costs during 2001; and
•	$1.3 million of costs to terminate leases with Prime Hospitality Corporation; partially offset by
•	a $4.7 million loss on fair value of non-hedging derivatives in 2002 due to the repayment of debt that was originally hedged;
•	a $1.5 million write-off of deferred costs due to the reduction in our borrowing capacity on our revolving credit agreement in 2002; and
•	a $3.9 million increase in depreciation and amortization expense; and
•	a $3.1 million increase in expense for non-hedging derivatives for the six months ended June 30, 2002 due to our three swap agreements being converted to non-hedging derivatives in 2002.

Interest expense increased $8.4 million to $68.7 million for the six months ended June 30, 2002 compared to $60.3 million for the same period in 2001 due primarily to the issuance of $250 million of senior secured notes in December 2001 and $200 million of senior secured notes in February 2002 at fixed rates greater than the variable rate of the debt that was repaid.

In 2001, we paid down $300 million of our revolving credit facility. This resulted in an extraordinary loss of $1.2 million, net of tax.

In the first quarter of 2001, we sold one hotel and received $7.3 million. This resulted in a loss on the sale of the asset of $1.1 million, net of tax.

FUNDS FROM OPERATIONS

The National Association of Real Estate Investment Trusts or NAREIT defines Funds from Operations, or FFO as net income (loss), computed in accordance with generally accepted accounting principles, also called GAAP, excluding gains

(or losses) from sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for our portion of these items related to unconsolidated partnerships and joint ventures. Extraordinary items under GAAP are excluded from the calculation of FFO. We believe FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our financial performance or to cash flow from operating activities determined in accordance with GAAP as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

We use recurring FFO as a measure of our performance. Recurring FFO represents FFO, as defined above, adjusted for the impact of non-hedging derivatives and significant non-recurring items. The following is a reconciliation between income (loss) before loss on the sale of assets and extraordinary items and recurring FFO on a diluted basis for the three and six months ended June 30, 2002 and 2001 (in thousands):

	Three months ended June		Six months ended June
	30,		30,

	2002	2001	2002	2001

Income (loss) before loss on sale of assets and extraordinary items	$2,973	$24,560	$(6,970)	$38,658
Minority interest to common OP Unit Holders	104	1,876	(664)	2,839
Interest on convertible debt	1,833	1,833	3,665	3,665
Hotel depreciation and amortization	29,598	27,613	58,249	56,232
Expense for non-hedging derivatives	3,090	—	3,079	—
Non-recurring items (net of minority interests and income taxes):
Write down of deferred financing costs	—	—	1,490	—
Loss on fair value of non-hedging derivatives	—	—	4,615	—
Swap termination costs	—	—	—	8,998
Write down of investment in STS Hotel Net	—	—	—	2,046
Felcor merger costs	—	3,667	—	3,667
Costs to terminate leases with Prime Hospitality	—	1,272	—	1,272

Recurring FFO	$37,598	$60,821	$63,464	$117,377

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We generated $68.1 million of cash from operations during the first six months of 2002. Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt offerings. We expect to fund our continuing operations through cash generated by our hotels. In addition, as of August 9, 2002, we had $122.0 million available under our revolving credit facility. We also expect to finance hotel acquisitions, hotel renovations and joint venture investments through a combination of internally generated cash, external borrowings, and the issuance of OP Units and/or common stock.

Factors that may influence our liquidity include:

•	Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety and other operating risks described under the caption, “Risk Factors—Operating Risks” in our 2001 Annual Report on Form 10-K;
•	Factors that affect our access to bank financing and the capital markets, including interest rate fluctuations, operational risks and other risks described under the caption “Risk Factors—Financing Risks” in our 2001 Annual Report on Form 10-K; and
•	The other factors described under the caption, “Forward-Looking Statements.”

We must distribute to stockholders at least 90% of our taxable income, excluding net capital gains to preserve the favorable tax treatment accorded to real estate investment trusts under the Internal Revenue Code. We expect to fund such distributions through cash generated from operations and borrowings on our credit agreement. Due to the sluggish economy, we expect our taxable income to decrease in 2002 compared to 2001. Any future distributions will be at the discretion of our Board of Directors and will be determined by factors including our operating results, capital expenditure requirements, the economic outlook, the Internal Revenue Service dividend payout requirements for REITs and such other factors as our Board of Directors deems relevant. We cannot provide assurance of the amounts of any such distributions that will be made in the future.

Uses of Cash

We used $30.3 million of cash in investing activities during the first six months of 2002 primarily for:
•	$10.0 million of notes receivable with Interstate Hotels; and
•	$24.7 million of capital expenditures at hotels.

We used $33.8 million of cash from financing activities during the first six months of 2002 primarily for:
•	$30.1 million of net payments on our credit facilities;
•	$3.6 million for additional deferred financing costs related to issuing the $200 million of senior unsecured notes in February 2002 and the $250 million senior unsecured notes in December 2001;
•	$1.2 million of distributions to stockholders and minority investors; partially offset by
•	$3.2 million of proceeds from issuances of common stock;

Long-Term Debt

Our revolving credit agreement contains customary compliance measures we must meet to borrow on the facility. At June 30, 2002, we met all compliance measures in the facility. Based on our current financial forecast, we believe it is possible we may not meet certain compliance measures at the next compliance measurement date, September 30, 2002. Our compliance will depend substantially on the financial results from our hotels in future periods. If we failed to meet a future compliance measure, the availability of funds under our credit facility might be restricted. We do not, however, currently believe a restriction would have a material impact on our operations, due to the fact that we had no borrowings outstanding on the facility at June 30, 2002 and expect to generate sufficient cash flow from operations for our operating purposes. In addition, we are currently negotiating with our lenders to obtain a new revolving credit facility, with adjusted covenant measurements that reflect current market conditions. If we do not obtain the new credit facility, we will negotiate appropriate waivers of the financial covenants with our lenders.

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

In February 2002, we amended our revolving credit agreement. The amendment allows us to reduce the revolving commitments to below $300 million. In March 2002, we reduced the borrowing capacity on our revolving credit agreement from $310 million to $150 million. We recognized a $1,529 loss due to the write-off of deferred financing costs related to this reduction in our borrowing capacity.

Minimum payments due under our debt obligations as of June 30, 2002 are (in thousands):

2002	$12,155
2003	8,584
2004	171,164
2005	9,259
2006	10,001
Thereafter	1,457,972

$1,669,135

As of August 9, 2002, we had $28.0 million of indebtedness outstanding under our revolving credit agreement. The weighted average interest rate on borrowings outstanding under the revolving credit agreement as of June 30, 2002 was 5.9%.

Capital Resources

We make ongoing capital expenditures in order to keep our hotels competitive in their markets. We expect a combination of internally generated cash and external borrowings to provide capital for renovation work. Initial renovation programs for most of our hotels are complete or nearing completion. Once initial renovation programs for a hotel are completed, we expect to spend approximately 4% of annual hotel revenues for ongoing capital expenditure programs. These ongoing programs will include room and facilities refurbishments, renovations, and furniture and equipment replacements. For the six months ended June 30, 2002, we spent $21.1 million on renovation and ongoing property capital expenditure programs. We currently expect to spend approximately $25.0 million during the remaining two quarters of 2002 for our ongoing capital expenditure programs.

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

The table below presents, as of June 30, 2002, the principal amounts (in thousands of dollars) for our fixed and variable rate debt instruments, weighted-average interest rates, and fair values by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Long-term Debt

		Average Interest	Variable	Average Interest
Expected Maturity	Fixed Rate	Rate	Rate	Rate

2002	$12,155	8.6%	$—	N/A
2003	8,584	7.6%	—	N/A
2004	171,164	5.1%	—	N/A
2005	9,259	8.1%	—	N/A
2006	10,001	8.1%	—	N/A
Thereafter	1,457,972	9.0%	—	N/A

Total	$1,669,135	8.6%	$—	N/A

Fair Value at 6/30/02	$1,589,191		$—

Upon the issuance in February 2002 of $200 million aggregate principal amount of 9.13% senior unsecured notes due 2011, we reduced the borrowings under our senior secured credit agreement by $195.0 million. As a result of this financing, we redesignated two swap agreements as non-hedging derivatives. These swap agreements had notional principal amounts of approximately $200 million and were originally designated to hedge variable rate borrowings under our senior secured credit facility that were repaid. We recognized a $4.7 million loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

As of June 30, 2002, we had three swap agreements with notional principal amounts totaling $300 million. All of these swap agreements have been converted to non-hedging derivatives. The swap agreements effectively fix the 30-day LIBOR between 4.77% and 6.4%. The swap agreements expire between December 2002 and July 2003. For the three months ended June 30, 2002 and 2001, we have made net payments of approximately $3.1 million and $1.5 million, respectively. For the six months ended June 30, 2002 and 2001, we have made net payments of approximately $6.0 million and $1.6 million, respectively.

As of June 30, 2002, 100.0% of our outstanding debt was fixed and our overall weighted average interest rate was 8.6%.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Registrant was held on May 23, 2002.

At that meeting, the following matters were submitted to a vote of the stockholders of MeriStar Hospitality Corporation:

Item No. 1

To elect directors of the Company.

Bruce Wiles	For Withhold	37,956,788 1,849,310
James F. Dannhauser	For Withhold	37,956,788 1,849,310
John Emery	For Withhold	37,915,121 1,890,977
J. Taylor Crandall	For Withhold	37,951,788 1,854,310

Item No. 2

To ratify the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2002

For	37,241,642
Against	2,513,909
Abstain	50,547

Item No. 3

To ratify the stockholder proposal to take measures necessary to change the Company’s jurisdiction of incorporation from Maryland to Delaware.

For	13,589,975
Against	17,364,155
Abstain	1,133,284
Non-vote	7,718,684

ITEM 5. OTHER INFORMATION

Forward-Looking Statements

Information both included and incorporated by reference in this annual report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of them or other variations of them or comparable terminology. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the current slowdown of the national economy;
•	economic conditions generally and the real estate market specifically;
•	the impact of the September 11, 2001 terrorist attacks or actual or threatened future terrorist incidents;
•	legislative/regulatory changes, including changes to laws governing the taxation of REITs;
•	availability of capital;
•	interest rates;
•	competition;
•	supply and demand for hotel rooms in our current and proposed market areas; and
•	changes in general accounting principles, policies and guidelines applicable to REITs.

These risks and uncertainties, along with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2001 under “Risk Factors”, should be considered in evaluating any forward-looking statements contained in this Form 10-Q.

We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, other than required by law.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits
13		Unaudited Financial Statements of MeriStar Hospitality Operating Partnership, L.P. as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001.
99.1		Unaudited Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P.
99.2		Certification of Chief Executive Officer
99.3		Certification of Chief Accounting Officer

	(b)	Reports on Form 8-K

Current report on Form 8-K dated and filed May 7, 2002 regarding the first quarter earnings press release.

            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MeriStar Hospitality Corporation

Dated: August 13, 2002
/s/ James A. Calder James A. Calder
Chief Accounting Officer