Form 10-K
period 2002-12-31
MERISTAR HOSPITALITY CORP
filed 2003-03-31
CIK 1012967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-11903
MeriStar Hospitality Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	75-2648842 (I.R.S. Employer Identification No.)

1010 Wisconsin Avenue, N.W., Washington, D.C. (Address of principal executive offices)	20007 (Zip Code)

Registrant’s telephone number, including area code: (202) 295-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☑     No ☐

      The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $685,600,120 as of June 28, 2002.

      The number of shares of the registrant’s common stock outstanding at March 10, 2003 was 45,287,627.

DOCUMENTS INCORPORATED BY REFERENCE:

      Part III incorporates information from certain portions of the registrant’s definitive proxy statement for the 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      Information both included and incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements.

      Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the current slowdown of the national economy;

•	economic conditions generally and the real estate market specifically;

•	the impact of the September 11, 2001 terrorist attacks or actual or threatened future terrorist incidents;

•	the threatened or actual outbreak of hostilities, including the conflict with Iraq;

•	governmental actions;

•	legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts;

•	availability of capital;

•	rising interest rates;

•	rising insurance premiums;

•	competition;

•	supply and demand for hotel rooms in our current and proposed market areas, including the existing and continuing weakness in business travel and lower-than-expected daily room rates; and

•	generally accepted accounting principles, policies and guidelines applicable to real estate investment trusts.

      These risks and uncertainties, along with the risk factors discussed under “Risk Factors” in this Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

PART I

ITEM 1.          BUSINESS

Business Overview

      MeriStar Hospitality Corporation is a real estate investment trust, or REIT, and owns a portfolio of upscale, full-service hotels and resorts. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of December 31, 2002, we owned 107 hotels with 27,581 rooms. Our hotels are located in major metropolitan areas or rapidly growing secondary markets in the United States and Canada. A majority of our hotels are operated under nationally recognized brand names such as Hilton®, Sheraton®, Westin®, Marriott®, Radisson®, Doubletree® and Embassy Suites®.

      We believe the upscale, full-service segment of the lodging industry offers attractive potential operating results and investment opportunities in the long term. The real estate market has recently experienced a significant slowdown in the construction of upscale, full-service hotels. Also, upscale, full-service hotels have particular appeal to both business executives and upscale leisure travelers. We believe the combination of these factors offers good long-term potential ownership opportunities for us in this sector of the lodging industry.

      We were created on August 3, 1998, when American General Hospitality Corporation, a corporation operating as a real estate investment trust, merged with CapStar Hotel Company. In connection with this merger, we created MeriStar Hotels & Resorts, Inc. (“MeriStar Hotels”) to be the lessee and manager of nearly all of our hotels. On July 31, 2002, MeriStar Hotels merged with Interstate Hotels Corporation to form Interstate Hotels & Resorts, Inc. (“Interstate Hotels”). As of December 31, 2002, Interstate Hotels managed all of our hotels. We share our Chief Executive Officer and Chairman of the Board, Paul W. Whetsell, and two other board members, described in greater detail below, with Interstate Hotels. In addition, we and Interstate Hotels have entered into an intercompany agreement that governs a number of aspects of our relationship. See “The Intercompany Agreement.”

Business Strategy

      Given the challenging operating environment that has resulted from a slowing economy coupled with the current geopolitical situation, disruptions caused by the events of September 11, 2001, and the threat of further terrorist attacks, we intend to focus on maximizing the profitability of our existing hotels by actively overseeing their operation by Interstate Hotels. We have formed a new Asset Maximization® Group in which senior level operators concentrate on maximizing all potential profitability options of our hotels. In addition, we have taken steps to strengthen our balance sheet and to maintain financial flexibility and liquidity to enhance our capacity to address the uncertain operating environment that currently exists. We continue to focus on a deleveraging strategy, including the expansion of our program of selling non-core assets. We consider “non-core” assets generally to be those that are located in markets that are currently underperforming, have limited future growth potential, have higher than average capital expenditure requirements, are of a secondary brand affiliation, or are in markets where our portfolio is over-weighted. Many of these assets were acquired as part of a portfolio. To the extent we complete additional asset dispositions, and we believe that our liquidity levels are appropriate, we will consider applying proceeds from asset sales to repurchase debt and reinvest in our core assets. We sold five hotels in 2002 and one hotel in January 2003. As of February 12, 2003, we were actively marketing eight additional assets as part of our non-core asset disposition plan. Subsequently, based on our decision to raise additional cash to reduce our overall leverage and provide additional capital for reinvestment in our core holdings, we changed our expectation about our holding period for certain other hotels. We plan to market another eight hotels, which will increase the number of marketed assets to sixteen. Accordingly, we will record an impairment charge in the first quarter of 2003 in an expected range of $50 million to $55 million.

      In addition, we are frequently approached by potential buyers interested in other assets that we might consider selling and have recently engaged in discussions with some of those potential buyers of hotel assets, both on an individual and a portfolio basis. Any such portfolio may include both core and non-core assets, if the disposition arrangement would be beneficial to shareholder value. However, there can be no assurance that any such transactions will be concluded. Any additional sales of assets under these scenarios may result in additional impairment charges in future periods, if and when the assets are actively marketed. While we always consider any opportunities that may improve our financial condition or results of operations, we have not committed to the disposition of any of these other assets at this time. As such, we are not able at this time to estimate the timing or the amount of any impairment charges that might result. We are aided in our disposition program by the fact that we can terminate any management agreement of any hotel we sell, in some cases, subject to the payment of a fee, as described under the section “The Management Agreements — Term and Termination” below, as well as the fact that 83 of our current 106 assets are unencumbered and only 13 of those assets are subject to ground leases.

Recent Developments

Management Team

      We have historically shared certain key executive officers and board members with Interstate Hotels. Due to the merger of MeriStar Hotels and Interstate Hotels Corporation and the resulting increased scale and size of Interstate Hotels, we and Interstate Hotels decided to separate more completely the executive management teams of the two companies. We have made significant progress in this regard and now both companies have fully dedicated management teams. Paul W. Whetsell remains Chairman of the Board and Chief Executive Officer of each company. In December 2002, Donald D. Olinger joined our company as Chief Financial Officer. Mr. Olinger also serves as our Chief Accounting Officer. John Emery previously performed the duties of Chief Financial Officer for us. In November 2002, we announced that John Emery, our president and Chief Operating Officer, would resign from these positions, effective November 1, 2002. Mr. Emery continues to serve as president and Chief Operating Officer of Interstate Hotels. Bruce Wiles, who was previously Chief Investment Officer of both companies, is our new Chief Operating Officer. In February 2003, Jerome Kraisinger joined our company as General Counsel, and Brooks Martin joined as Vice President of Tax. Mr. Kraisinger also serves as our Corporate Secretary. All of the members of our senior management team have substantial hospitality real estate experience.

Payment of Note Receivable from Interstate Hotels

      In early January 2003, we received payment on our outstanding note receivable from Interstate Hotels, which was due in 2007. Under the terms of the agreement, we received $42.1 million, plus accrued interest, in settlement of the $56.1 million note. Proceeds from the transaction have been added to our cash reserves to enhance our liquidity and financial flexibility.

New Senior Revolving Credit Facility

      On October 29, 2002, we entered into a new three-year $100 million senior revolving credit facility, secured by the equity interests in most of our subsidiaries, and terminated our previous credit facility. The initial rate is the London Interbank Offered Rate, or LIBOR, plus 388 basis points, slightly lower than the rate under the previous credit facility. We currently have, and as of December 31, 2002 had, no outstanding borrowings on this facility. This facility contains customary compliance measures we must meet in order to borrow on the facility, which became more stringent on a quarterly basis beginning in the first quarter of 2003. The sale of two hotels during the fourth quarter of 2002 and one in January 2003, as well as the settlement of our note receivable with Interstate Hotels, impacted our leverage covenant due to the loss of trailing 12-month EBITDA (as defined in the credit agreement) on a pro forma basis. While we cannot currently borrow under the facility, we have obtained a waiver of compliance with this leverage covenant from our lending group through May 20, 2003. We do not expect this compliance measurement to have a material impact on our operations as we do not anticipate the need to draw on this facility during 2003. We intend to either negotiate an amendment to this facility to maintain our future compliance until such time as we apply our unrestricted cash to reduce our leverage, or we may terminate the facility.

Secured Facility

      In 1999, we completed a $330 million 10-year non-recourse financing secured by a portfolio of 19 hotels. The loan bears a fixed interest rate of 8.01% and matures in 2009. We used the majority of the net proceeds to repay amounts outstanding under our prior credit facilities.

      This facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and funding of capital expenditures. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income after payment of furniture, fixtures and equipment (“FF&E”) reserves and franchise fees (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $4.5 million of cash was held in escrow under this provision as of December 31, 2002. Additional amounts continue to be held in escrow. The security agreement permits us to substitute unleveraged properties into the portfolio in place of existing properties in order to increase the NOI to a level at which the portfolio will meet this requirement. We have begun discussions with the servicer regarding this substitution and expect to be able to do so, thus resulting in the release of any Excess Cash held in escrow. Implementation of this solution is subject to rating agency approval and qualification for Real Estate Mortgage Investment Conduit purposes. There can be no assurance that the hotels will reach the minimum cash flow in the future. The security agreement also permits us to withdraw the cash held in escrow for funding of capital expenditures on the 19 encumbered properties.

REIT Modernization Act

      Until January 1, 2001, in order to maintain our tax status as a REIT, we were not permitted to engage in the operations of our hotel properties. To comply with this requirement, we leased all of our real property to third-parties, including Interstate Hotels and Prime Hospitality Corporation. On January 1, 2001, changes to the U.S. federal tax laws governing REITs, commonly known as the REIT Modernization Act, or RMA, became effective. As permitted by the RMA, we formed a number of wholly-owned taxable subsidiaries, which are subject to taxation similar to subchapter C-corporations, to lease our real property. In 2000, a subcommittee of independent members of our Board of Directors ratified the transfer of our leases with subsidiaries of Interstate Hotels to our taxable subsidiaries. Accordingly, effective January 1, 2001, our taxable subsidiaries executed agreements with subsidiaries of Interstate Hotels. These agreements assigned our existing leases to our taxable subsidiaries. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of Interstate Hotels for each property they previously leased. The management agreements were structured to substantially mirror the economics of the former lease agreements. We believe this structure provides us with the ability to capture the economic interests of property ownership, as well as more efficiently aligning such interests.

      Although a taxable subsidiary may lease our real property, it is restricted from being involved in certain activities prohibited by the RMA. First, a taxable subsidiary is not permitted to manage the property itself; it must enter into an “arm’s-length” management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners. Second, the taxable subsidiary is not permitted to lease a property that contains gambling operations. Third, the taxable subsidiary is restricted from owning a brand or franchise.

The Management Agreements

Management Fees and Performance Standards

      Each of our taxable subsidiaries pays Interstate Hotels a hotel management fee equal to a specified percentage of aggregate hotel operating revenues, increased or reduced, as the case may be, by 20% of the positive or negative difference between:

•	The actual excess of total operating revenues over total operating expenses; and

•	A projected excess of total operating revenues over total operating expenses.

      The total management fee for a hotel in any fiscal year will not be less than 2.5% or greater than 4.0% of aggregate hotel operating revenues.

          Term and Termination

      The management agreements with Interstate Hotels generally have initial terms of 10 years with three renewal periods of five years each, except for three management agreements which have initial terms of one year which renew annually thereafter. A renewal will not go into effect if a change in the federal tax laws permits us or one of our subsidiaries to operate the hotel directly without adversely affecting our ability to qualify as a REIT, or if Interstate Hotels elects not to renew the agreement. We may elect not to renew the management agreements only as provided below.

      Our taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is not restored after a significant casualty loss. Upon that termination, the relevant taxable subsidiary will be required to pay Interstate Hotels the fair market value of the management agreement. That fair market value will be equal to the present value of the remaining payments (discounted using a 10% rate) of the existing term under the agreement, based on the operating results for the 12 months preceding the termination. Our taxable subsidiaries will be able to credit against any termination payments, the present value of projected fees (discounted using a 10% rate) under any management agreements or leases entered into between Interstate Hotels and us (or our subsidiaries) after August 3, 1998.

      If a hotel’s gross operating profit is less than 85% of the amount projected in the hotel’s budget in any fiscal year and gross operating profit from that hotel is less than 90% of the projected amount in the next fiscal year, our taxable subsidiaries will have the right to terminate the management agreement for the hotel, unless:

•	We did not materially comply with the capital expenditures contemplated by the budget for either or both of the applicable fiscal years; or

•	Interstate Hotels cures the shortfall by agreeing to reduce its management fee for the next fiscal year by the amount of the shortfall between the actual operating profit for the second fiscal year and 90% of the projected gross operating profit for that year.

      Interstate Hotels can only use the cure right once during the term of each management agreement.

Assignment

      Interstate Hotels does not have the right to assign a management agreement without the prior written consent of the relevant taxable subsidiary. A change in control of Interstate Hotels will require the consent of the relevant taxable subsidiary, and that subsidiary may grant or withhold its consent in its sole discretion.

The Intercompany Agreement

      We are a party to an intercompany agreement with Interstate Hotels. So long as the intercompany agreement remains in effect, Interstate Hotels is prohibited from making real property investments, which we could make while still remaining a REIT under the Internal Revenue Code of 1986, as amended, unless:

•	We are first given the opportunity, but elect not to pursue the investment;

•	The investment is on land already owned or leased by Interstate Hotels or is subject to a lease or purchase option in favor of Interstate Hotels;

•	Interstate Hotels will operate the property under an owned trade name; or

•	The investment is a minority interest made as part of a lease or management agreement.

      We have a right of first refusal with respect to any real property investment to be sold by Interstate Hotels.

      The intercompany agreement generally grants Interstate Hotels the right of first refusal with respect to any management opportunity at any of our properties we do not elect to have managed by a hotel brand owner. We must make such an opportunity available to Interstate Hotels only if we determine that:

•	We are not required to enter into a management agreement with an unaffiliated third party with respect to the property in order to maintain our status as a REIT;

•	Interstate Hotels is qualified to be the manager of that property;

•	We decide not to have the property operated by the owner of a hospitality trade name under that trade name;

•	The property is unencumbered by a management agreement, or if a management agreement exists, it can be freely terminated or terminated by the payment of a fee, which Interstate Hotels agrees to pay; and

•	The property is not subject to a leasehold estate held by an unaffiliated third party.

      Because of the provisions of the intercompany agreement, we are restricted in the nature of our business and the opportunities we may pursue.

Provision of Services

      We may exchange services with Interstate Hotels as may be reasonably requested from time to time. These may include administrative, renovation supervision, corporate, accounting, financial, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services. We believe we compensate each other in an amount that would be charged by an unaffiliated third party for comparable services. The arrangements relating to the provision of these services were not subject to arm’s-length negotiation.

Equity Offerings

      If we or Interstate Hotels plan to engage in a securities issuance, the issuing party must give notice to the other party of its desire to engage in a securities issuance as promptly as practicable. The notice will include the proposed material terms of such issuance, to the extent determined by the issuing party, including whether the issuance is proposed to be pursuant to a public or private offering, the amount of securities proposed to be issued and the manner of determining the offering price, and other terms of the securities. The non-issuing party will cooperate with the issuing party to effect any securities issuance of the issuing party by assisting in the preparation of any registration statement or other document required in connection with the issuance and, in connection with that issuance, providing the issuing party with such information as may be required to be included in the registration statement or other document.

Term

      The intercompany agreement will terminate upon the earlier of August 3, 2008, or the date of a change in ownership or control of Interstate Hotels unless we approve, in our sole discretion, such change in ownership or control. We consented to the merger between Interstate Hotels Corporation and MeriStar Hotels.

Loan to Interstate Hotels

      We were obligated to lend Interstate Hotels up to $50 million for general corporate purposes under a revolving credit agreement. The interest rate on the revolving credit facility equaled 650 basis points over the 30-day LIBOR. The facility matured the 91st day following the maturity of Interstate Hotels’ senior bank credit facility. We amended our revolving credit agreement with Interstate Hotels to include covenants similar to those in its senior bank credit facility.

      Interstate Hotels also issued to us a $13.1 million term note effective January 1, 2002, which refinanced outstanding accounts payable owed to us. Both the interest rate and the maturity were the same as that of the revolving credit agreement.

      In connection with the merger that created Interstate Hotels on July 31, 2002, Interstate Hotels paid $3 million to reduce its borrowings outstanding on the revolving credit agreement. Also, the credit agreement and term note were amended and combined into a term loan agreement with a principal balance of $56.1 million and a maturity date of July 31, 2007. The interest rate remained at 650 basis points over the 30-day LIBOR. This term loan was subordinate to Interstate Hotels’ new bank credit agreement, and did not allow for any further borrowings by Interstate Hotels.

      In late December 2002, we reached an agreement to settle the term loan with Interstate Hotels for $42.1 million, plus accrued interest. We incurred a $14.5 million charge in 2002, including expenses of the transaction, related to this settlement. Cash payment was received in early January 2003.

Acquisition Strategy

      While the terms of our senior note indenture do not currently permit us to execute this strategy (as we are below the required fixed charge coverage ratio of 2 to 1), we continue to maintain the acquisition of hotel properties as a long-term strategy. In execution of this strategy, we will focus our attention on investments in hotels located in markets with economic, demographic and supply dynamics favorable to hotel owners. Through an extensive due diligence process, we will select those acquisition targets where we believe selective capital improvements and well-selected third-party management will increase the hotel’s ability to attract key demand segments, enhance hotel operations and increase long-term value. In order to evaluate the relative merits of each investment opportunity, our senior management and Interstate Hotels will create detailed plans covering all areas of renovation and operation. These plans will serve as the basis for our acquisition decisions and guide subsequent renovation and operating plans. We rely heavily on our ability to raise new capital through debt and equity offerings in order to complete acquisitions. That ability will be dependent on the then-current status of the capital markets generally, as well as our own ability to access those markets on acceptable terms.

Franchises

      We employ a flexible strategy in selecting brand names based on each particular hotel’s market environment and other unique characteristics. Accordingly, we use various national trade names under licensing arrangements with national franchisors. We have included a listing of all of our properties, along with the affiliated brand names, under Item 2 of this Form 10-K.

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

Seasonality

      Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during the peak travel season. For resort properties, demand is generally higher in winter and early spring. Since the majority of our hotels are non-resort properties, our operations generally reflect non-resort seasonality patterns. We typically have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. These general trends are, however, greatly influenced by overall economic cycles.

Employees

      As of December 31, 2002, we employed 30 persons, all of whom work at our corporate headquarters in Washington D.C.

Governmental Regulation

Americans with Disabilities Act

      Under the Americans with Disabilities Act, or ADA, all public accommodations must meet certain requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA-required upgrades to our hotels, a determination that we are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We are likely to incur additional costs in complying with the ADA; however, such costs are not expected to have a material adverse effect on our results of operations or financial condition.

          Environmental Laws

      Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in property. Laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly remediate contaminated property, may adversely affect the owner’s ability to sell or rent real property or to borrow funds using real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of these substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by those persons.

      Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership and operation of our hotels, we could be held liable for the costs of remedial action with respect to the regulated substances and storage tanks and claims related thereto. Activities have been undertaken to close or remove storage tanks located on the property of several of our hotels.

      All of our hotels have undergone Phase I environmental site assessments, which generally provide a nonintrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental engineer. The purpose of a Phase I assessment is to identify potential sources of contamination for which the hotels may be responsible and to assess the status of environmental regulatory compliance. The Phase I assessments have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operations or financial condition, nor are we aware of any material environmental liability or concerns. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

      In addition, our hotels have been inspected to determine the presence of asbestos. Federal, state and local environmental laws, ordinances and regulations also require abatement or removal of asbestos-containing materials and govern emissions of and exposure to asbestos fibers in the air. Asbestos-containing materials are present in various building materials such as sprayed-on ceiling treatments, roofing materials or floor tiles at some of our hotels. Operations and maintenance programs for maintaining asbestos-containing materials have been or are in the process of being designed and implemented, or the asbestos-containing materials have been scheduled to be or have been abated, at these hotels. Any liability resulting from non-compliance or other claims relating to environmental matters are not expected to have a material adverse effect on our results of operations or financial condition.

      In recent years there has been a widely-publicized proliferation of mold-related claims by tenants, employees and other occupants of buildings against the owners of those buildings. To date, a few such claims have been filed against us by employees of hotels where mold has been detected. Mold-related claims are not covered by our insurance programs. These claims have not been material to our consolidated results of operations, financial position or liquidity. In every hotel where we have identified a measurable presence of mold, whether or not a claim has been made, we have undertaken remediation we believe to be appropriate for the circumstances encountered. Unfortunately, there is little in the way of government standards, insurance industry specifications or otherwise generally accepted guidelines dealing with mold propagation. Although considerable research into mold toxicity and exposure levels is underway, it may be several years before definitive standards are available to property owners against which to evaluate risk and design remediation practices. We cannot predict the outcome of any future regulatory requirements to deal with mold-related matters. We also do not believe that, currently, any potential mold-related liabilities, either individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

The Operating Partnership

The following summary information is qualified in its entirety by the provisions of the Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P., as amended, a copy of which is incorporated by reference as Exhibit 10.1 to this Form 10-K.

      MeriStar Hospitality Operating Partnership, L.P., our subsidiary operating partnership, holds substantially all of our assets. We are the sole general partner of our operating partnership; we and approximately 100 other persons and entities are limited partners of the operating partnership. The partnership agreement of our operating partnership gives the general partner full control over the business and affairs of the operating partnership. The agreement also gives the general partner the right, in connection with the contribution of property to the operating partnership or otherwise, to issue additional partnership interests in the operating partnership in one or more classes or series. These issuances may have such designations, preferences and participating or other special rights and powers (including rights and powers senior to those of the existing partners) as the general partner determines appropriate.

      Our operating partnership’s partnership agreement currently provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units. As of March 10, 2003, the partners of the operating partnership owned the following aggregate numbers of OP Units:

•	We and our wholly-owned subsidiaries owned a number of Common OP Units equal to the number of issued and outstanding shares of our common stock (45,287,627 shares), par value $0.01;

•	Independent third parties owned 3,700,517 OP Units (consisting of 1,896,713 Common OP Units, 495,343 Class B OP Units, 916,304 Class C OP Units and 392,157 Class D OP Units); and

•	Certain of our executive officers and executive officers of Interstate Hotels owned an aggregate of 687,500 Profits-Only OP Units and 5,758 Common OP units.

      Holders of Common OP Units and Class B OP Units receive distributions for each Common or Class B OP Unit equivalent to the dividend paid on each of our common shares. Holders of Class C OP Units receive a non-cumulative, quarterly distribution equal to $0.5575 per Class C OP Unit so long as the Common OP Units and Class B OP Units receive a distribution for such quarter and the dividend rate on our common stock has not exceeded $0.5575. Class C OP Units automatically convert into Common OP Units once that dividend rate is exceeded. Holders of Class D OP Units receive a 6.5% cumulative annual preferred return based on an assumed price per common share of $22.16; the return is compounded quarterly to the extent not paid on a current basis, and holders are entitled to a liquidation preference of $22.16 per Class D OP Unit. All net income and capital received by the operating partnership (after payment of the annual preferred return and, if applicable, the liquidation preference) will be shared by the holders of the Common OP Units in proportion to the number of Common OP Units in the relevant operating partnership owned by each such holder.

      Each Common OP Unit, Class B OP Unit and Class C OP Unit held by third-parties is redeemable by the holder for cash in an amount equal to the market value of a share of our common stock or, at our option, for one share of our common stock, determined in accordance with the terms of the partnership agreement. We have the option to redeem the Class D OP Units at any time after April 1, 2000, at a price of $22.16 per share for cash or, at our option, for shares of common stock having a value equal to the redemption price. The holders have the option to redeem the Class D OP Units at any time after April 1, 2004 for cash or, at the option of the holders, for shares of common stock having a value equal to $22.16 per share. If we or the holders of the preferred Class D OP Units chose to redeem these units for common stock instead of cash, and if our common stock was valued at that time at less than $22.16 per share, we would have to issue more shares of our common stock than the number of preferred Class D OP Units being redeemed. For example, at December 31, 2002, our stock price was $6.60 per share. If the Class D OP Units were redeemed for common stock at that date, we would have issued 1,316,697 shares of our common stock, which would have represented approximately 2.9% of our then outstanding common stock.

      Profits-Only OP Units are issued pursuant to our Profits-Only Operating Partnership Units Plan, a copy of which is incorporated by reference in Exhibit 10.9 to this Form 10-K. Holders of Profits-Only OP Units receive compensation equivalent to the dividend paid on our common stock in accordance with our amended Incentive Plan, a copy of which is incorporated by reference in Exhibit 10.7.1 to this Form 10-K.

Access to Our Filings

      You may request a copy, at no cost, of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission, by contacting us in writing or by telephone at our principal executive offices: MeriStar Hospitality Corporation, 1010 Wisconsin Avenue, N.W., Washington, D.C. 20007, telephone (202) 295-1000. We also make available all of these filings on our website at www.meristar.com.

RISK FACTORS

Financing Risks

We are highly leveraged; our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

      As of December 31, 2002, we had $1.7 billion of total debt outstanding, or 65% of our total capitalization. We are subject to the risks normally associated with significant amounts of debt, including the risks that:

•	our vulnerability to downturns in our business, such as the one we are currently experiencing, is increased, requiring us to reduce our capital expenditures as described further in “Operating Risks” (the potential adverse impact of our failure to meet the requirements contained in our franchise and licensing agreements), and restricting our ability to make acquisitions;

•	our cash flow from operations may be insufficient to make required payments of principal and interest;

•	we may be unable to refinance existing indebtedness, including secured indebtedness;

•	the terms of any refinancing may not be as favorable as the terms of existing indebtedness; and

•	we currently are, and may in the future be, unable to pay dividends on our common stock, except as required to maintain our qualification as a REIT.

We may be required to refinance our indebtedness, and the failure to refinance our indebtedness may have a material, adverse effect on us.

      As of December 31, 2002, we had $154.3 million of convertible subordinated notes maturing in 2004; $205 million of senior subordinated notes maturing in 2007; $300 million of senior unsecured notes maturing in 2008 and $250 million maturing in 2009; $314.6 million of collateralized mortgage-backed securities maturing in 2009; $400 million of senior unsecured notes maturing in 2011; and $38 million of mortgage debt maturing between 2003 and 2012. If we do not have sufficient funds to repay our indebtedness at maturity, we will have to refinance the indebtedness through additional debt financing. This additional financing might include private or public offerings of debt securities and additional non-recourse or other collateralized indebtedness. If we are unable to refinance our indebtedness on acceptable terms, we might be forced to dispose of hotels or other assets on disadvantageous terms. This could potentially result in losses and adverse effects on cash flow from operating activities. If we are unable to make required payments of principal and interest on our indebtedness, our outstanding indebtedness could be accelerated, and our properties could be foreclosed upon by the secured lenders with a consequent loss of income and asset value.

Our senior secured revolving credit facility and other debt instruments have restrictive covenants that could affect our financial condition.

      We currently have, and as of December 31, 2002 had, no outstanding borrowings under our senior secured revolving credit facility. Our ability to borrow under this facility is subject to financial covenants, including leverage and interest rate coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. If we fail to meet a future compliance measure, the availability of funds under our credit facility might be restricted. The credit agreement limits our ability to effect mergers, asset sales and change of control events, and limits dividends. The credit agreement also contains a cross-default provision, which would be triggered by a default or acceleration of $50 million or more of indebtedness secured by our assets or $5 million or more of any other indebtedness. Because we were not in compliance with the leverage covenant under the credit agreement as of March 10, 2003, we could not borrow under the credit agreement and do not expect to be able to do so in the future unless we amend or replace our credit facility, or use the proceeds from any future asset sales to reduce our leverage. See “Recent Developments — New Senior Revolving Credit Facility.”

      As of December 31, 2002, we had the following outstanding borrowings:

•	$154.3 million of convertible subordinated notes due 2004 bearing interest at 4.75%;

•	$205 million of senior subordinated notes due 2007 bearing interest at a weighted-average annual rate of 8.69%;

•	$300 million of senior unsecured notes due 2008 bearing interest at 9%;

•	$250 million of senior unsecured notes due 2009 bearing interest at 10.50%;

•	$314.6 million of collateralized mortgage-backed securities due 2009 bearing interest at a rate of 8.01%;

•	$400 million of senior unsecured notes due 2011 bearing interest at 9.125%; and

•	$38 million of mortgage debt maturing between 2003 and 2012 at interest rates ranging from 8.5% to 10.5%.

      The indentures relating to some of our outstanding debt contain limitations on our ability to effect mergers and change of control events, as well as other limitations, including limitations on:

•	Incurring additional indebtedness and issuing capital stock;

•	Declaring and paying dividends;

•	Selling our assets;

•	Conducting transactions with our affiliates; and

•	Incurring liens.

      In this respect, the indentures relating to our senior unsecured notes and our senior subordinated notes significantly restrict our ability to incur indebtedness and pay dividends, and our ability to acquire or prepay certain of our debt if our fixed charge coverage ratio (as defined in these indentures) is less than 2 to 1 for our most recently ended four fiscal quarters. Such ratio has been less than 2 to 1 since March 2002, and was at 1.6 to 1 as of December 31, 2002.

      Debt instruments we issue in future offerings will likely contain similar restrictive covenants. These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, they may require us to maintain specific financial ratios and to satisfy various financial covenants. We may be required to take action to reduce our debt or act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants.

      Our secured facility is secured by a portfolio of 19 hotels and contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and funding of capital expenditures. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income after payment of FF&E reserves and franchise fees (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $4.5 million of cash was held in escrow under this provision as of December 31, 2002. Additional amounts continue to be held in escrow. The security agreement permits us to substitute unleveraged properties into the portfolio in place of existing properties in order to increase the NOI to a level at which the portfolio will meet this requirement. We have begun discussions with the servicer regarding this substitution.

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

      Any borrowings we make under our senior secured revolving credit facility will bear interest at a variable rate. In addition, in the future we may incur indebtedness bearing interest at a variable rate, or we may be required to refinance our existing indebtedness at higher interest rates. Accordingly, to the extent we borrow under our senior secured revolving credit facility, increases in interest rates could increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our other indebtedness, make acquisitions, or pursue other business opportunities.

Operating Risks

Acts of terrorism, the threat of terrorism, the war with Iraq and the potential conflicts with other countries, and the ongoing war against terrorism have had a negative impact on and will continue to have a negative effect on our industry and our results of operations.

      The terrorist attacks of September 11, 2001 have had a negative impact on our hotel operations from the third quarter of 2001 to the present, causing lower than expected performance in an already slowing economy. The events of September 11 have caused a significant decrease in our hotels’ occupancy and average daily rate due to disruptions in business and leisure travel patterns, and concerns about travel safety. Major metropolitan area and airport hotels have been adversely affected by concerns about air travel safety and a significant overall decrease in the amount of air travel.

      The September 11 terrorist attacks were unprecedented in scope, and in their immediate, dramatic impact on travel patterns. We have not previously experienced such events, and it is currently not possible to accurately predict if and when travel patterns will be restored to pre-September 11 levels. While we have had improvements in our operating levels from the period immediately following the attacks, we believe the uncertainty associated with subsequent incidents, war with Iraq and the possibility with other countries, threats and the possibility of future attacks will continue to hamper business and leisure travel patterns for the next several quarters.

The recent economic slowdown, the threat of further terrorist attacks, and the uncertainty of a conflict with Iraq and other countries have materially affected, and may continue to adversely affect, our revenue per available room, or RevPAR, performance and operating cash flows, and if they worsen or continue, these effects could become materially more adverse.

      We have experienced the following declines in RevPAR:

•	18.0% decline during the first quarter of 2002, as compared to the same period of 2001;

•	11.3% decline during the second quarter of 2002, as compared to the same period of 2001;

•	5.3% decline during the third quarter of 2002, as compared to the same period of 2001; and

•	8.6% decline during the full year 2002, as compared to full year 2001.

      After generating $224 million of cash from operations during 2000, we generated $150.1 million during 2001 and $56.7 million of cash from operations during 2002. The decreases from 2000 are due to the economic slowdown that began in 2001, as well as the terrorist attacks of September 11, 2001, the continuing threat of further terrorist attacks and the uncertainty of potential conflicts with Iraq and other countries. A sharper-than-anticipated decline in business and leisure travel was the primary cause of the declines, which were principally reflected in decreased occupancies. If the current economic slowdown worsens significantly or continues for a protracted period of time, the declines in occupancy could also lead to further declines in average daily room rates and could have a further material adverse effect on our earnings, cash flows, funds from operations and EBITDA.

      We expect to fund our continuing operations, which primarily include our interest expense and capital expenditures, through cash generated by our hotels and to the extent necessary from the proceeds of sales of non-core hotel assets. In response to the decline in our cash flows since September 11, 2001, we have significantly curtailed our capital expenditure programs, which may adversely affect the competitive position of our hotels in their markets. We expect capital expenditures of $40 million to $50 million in 2003. If the current economic conditions worsen, we may have to curtail our capital expenditures even further. We have also sold non-core assets to generate cash. Since the fourth quarter in 2001, we have sold eight hotels for aggregate cash proceeds of $83 million and are currently actively marketing or expect to bring to market in the near future a total of 16 non-core assets.

If our revenues are negatively affected by one or more particular risks, our operating margins could suffer.

      Until January 1, 2001, we leased all but eight of our hotels to Interstate Hotels. Under each of those leases, Interstate Hotels was required to pay us a fixed base rent plus participating rent based on a percentage of revenues at the hotel. As a result of changes to the federal tax laws governing REITs, which became effective on January 1, 2001, Interstate Hotels assigned those leases to our taxable REIT subsidiaries and those subsidiaries have entered into management agreements with Interstate Hotels to manage our hotels. As a result of this new lease structure, we report operating revenues and expenses from the hotels rather than rental payments under the prior lease structure. Therefore, we have greater sensitivity to changes in operating revenues and are subject to the risk of fluctuating hotel operating margins at those hotels. Hotel operating expenses include, but are not limited to, wage and benefit costs, supplies, repair and maintenance expenses, utilities, insurance and other operating expenses. These operating expenses are more difficult to predict and control than percentage lease revenue, resulting in increased unpredictability in our operating margins. Also, due to the level of fixed costs required to operate full-service hotels, we generally cannot reduce significant expenditures necessary for the operation of hotels when circumstances cause a reduction in revenue.

      Various factors could adversely affect our operating margins, which are subject to all of the operating risks inherent in the lodging industry. These risks include the following:

•	dependence on business and commercial travelers and tourism, which have been affected by the events of September 11, 2001 and threats of further terrorism, or other outbreaks of hostilities, and may otherwise fluctuate and be seasonal;

•	changes in general and local economic conditions;

•	cyclical overbuilding in the lodging industry;

•	varying levels of demand for rooms and related services;

•	competition from other hotels, motels and recreational properties, some of which may be owned or operated by companies having greater marketing and financial resources than we do;

•	decreases in air travel;

•	fluctuations in operating costs;

•	the recurring costs of necessary renovations, refurbishments and improvements of hotel properties;

•	changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs; and

•	changes in interest rates and the availability of credit.

      In addition, demographic, geographic or other changes in one or more of the markets of our hotels could impact the convenience or desirability of the sites of some hotels, which would in turn affect their operations.

Recent events have adversely affected the insurance market.

      The September 11, 2001 terrorist attacks have had a dramatic effect on the insurance and reinsurance industries. Companies in all industry segments are experiencing increases in premiums and reductions in coverage upon renewal of their insurance policies. Some entities have experienced an inability to obtain insurance. If we are unable to maintain insurance that meets our debt covenant and franchise agreement requirements, and if we are unable to amend or waive those requirements, it could have a material adverse effect on our liquidity and our business. Our total annual property and casualty insurance premiums are approximately $31 million under our renewed policies.

We have significant operational relationships with Interstate Hotels, and Interstate Hotels’ operating or financial difficulties could adversely affect our hotels’ operations or our financial position.

      Interstate Hotels manages all of our hotels (107 hotels as of December 31, 2002). As a result, we depend heavily on Interstate Hotels’ ability to provide efficient, effective management services to our hotels. Although we monitor the performance of our properties on an ongoing basis, Interstate Hotels is responsible for the day-to-day management of our properties. According to Interstate Hotels’ public statements, Interstate Hotels has incurred, on a pro forma basis giving effect to the merger that formed Interstate Hotels, net losses of $9.7 million and $20.5 million for the years ended December 31, 2002 and 2001, respectively. If Interstate Hotels were unable to continue in business as a hotel operator, we would have to find a new manager for our hotels. This transition could significantly disrupt the operations of our hotels and lead to lower operating results from our properties.

      Interstate Hotels is the general partner in MeriStar Investment Partners, LP (“MIP”), a joint venture established to acquire upscale, full-service hotels. We have a 16% preferred partnership interest in MIP, (equal to an initial investment of $40 million). We also have a receivable for approximately $10.8 million in cumulative preferred returns outstanding as of December 31, 2002. If Interstate Hotels is unable to continue as the general partner of MIP, a liquidation of MIP may occur. This liquidation could result in an impairment of our investment and cumulative preferred return receivable.

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

      As of December 31, 2002, 85% of our hotels were in the upscale, full-service segment. This hotel segment generally demands higher room rates. In an economic downturn, hotels in this segment may be more susceptible to a decrease in revenues, as compared to hotels in other segments that have lower room rates. This characteristic results from hotels in this segment generally targeting business and high-end leisure travelers. In periods of economic difficulties or political instability, business and leisure travelers may seek to reduce travel costs by limiting trips or seeking to reduce costs on their trips. This characteristic has had, and could continue to have, a material adverse effect on our revenues and results of operations.

The lodging business is seasonal.

      Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters. This may not be true, however, for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at our hotels will cause quarterly fluctuations in our revenues. Events beyond our control, such as extreme weather conditions, economic and political factors and other considerations affecting travel, may also adversely affect our earnings.

We may be adversely affected by the requirements contained in our franchise and licensing agreements.

      As of December 31, 2002, approximately 89% of our hotels were operated pursuant to existing franchise or licensing agreements with nationally recognized hotel brands. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. Those limitations may conflict with our philosophy, shared with Interstate Hotels, of creating specific business plans tailored to each hotel and to each market. Standards are often subject to change over time, in some cases at the discretion of the franchisor, and may restrict a franchisee’s ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with standards could require a franchisee to incur significant expenses or capital expenditures. Action or inaction on our part or by our third-party operator could result in a breach of standards or other terms and conditions of the franchise agreements, and could result in the loss or cancellation of a franchise license. Although we have from time to time received default notices from franchisors due to service or physical plant deficiencies, none of our franchise agreements have been terminated for such deficiencies, and we believe that we can avoid future terminations by cooperating with our franchisors. Loss of franchise licenses without replacement would likely have an adverse effect on our hotel revenues.

      In connection with terminating or changing the franchise affiliation of a currently-owned hotel or a subsequently-acquired hotel, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise due to the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. The franchise agreements covering the hotels expire or terminate, without specified renewal rights, at various times and have differing remaining terms. As a condition to renewal, the franchise agreements frequently contemplate a renewal application process, which may require substantial capital improvements to be made to the hotel. Unexpected capital expenditures could adversely affect our results of operations and our ability to make payments on our indebtedness.

The lodging industry is highly competitive.

      We have no single competitor or small number of competitors that are considered to be dominant in the industry. We operate in areas that contain numerous competitors, some of which may have substantially greater resources than us. Competition in the lodging industry is based generally on location, availability, room rates, or accommodations, price, range and quality of services and guest amenities offered. New or existing competitors could significantly lower rates, offer greater conveniences, services or amenities; or significantly expand, improve or introduce new facilities in markets in which we compete. All of these factors could adversely affect our operations and the number of suitable business opportunities.

We rely on the knowledge and experience of some key personnel, and the loss of these personnel may have a material adverse effect on our operations.

      We place substantial reliance on the lodging industry knowledge and experience and the continued services of our senior management, led by Paul W. Whetsell. While we believe that, if necessary, we could find replacements for these key personnel, the loss of their services could have a material adverse effect on our operations. In addition, Mr. Whetsell is currently engaged, and in the future will continue to engage, in the management of Interstate Hotels. Mr. Whetsell may experience conflicts of interest in allocating management time, services and functions between Interstate Hotels and us.

We have lost some of our key personnel to Interstate Hotels.

      Historically, many of our senior executives have held similar positions at our company and at Interstate Hotels. Several of these senior executives, including our Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer, and General Counsel, have left our company and work exclusively for Interstate Hotels. As a result, several members of our senior management are new or have changed positions. Our Chief Financial Officer and General Counsel are new to our company, and our Chief Operating Officer has been recently promoted. Our success will depend in part on the successful assimilation and performance of these individuals. If we are unable to manage this transition, our results of operations could be negatively affected.

Costs of compliance with environmental laws could adversely affect our operating results.

      See “Governmental Regulation — Environmental Laws” for a further discussion of risks related to environmental compliance.

Aspects of our operations are subject to government regulation, and changes in that regulation may have significant effects on our business.

      A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. Interstate Hotels believes our hotels are substantially in compliance with these requirements or, in the case of liquor licenses that they have or will promptly obtain the appropriate licenses. Compliance with, or changes in, these laws could reduce the revenue and profitability of our hotels and could otherwise adversely affect our revenues, results of operations and financial condition.

      Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA required upgrades to our hotels, a determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants.

Corporate Structure Risks

We have overlapping directors and an overlapping senior executive officer with Interstate Hotels.

      We share three directors, among our ten directors, with Interstate Hotels. Our Chairman and Chief Executive Officer, Paul W. Whetsell, is also the Chairman and Chief Executive Officer of Interstate Hotels. Our relationship with Interstate Hotels is governed by an intercompany agreement and by management agreements for each managed hotel. The intercompany agreement restricts each party from taking advantage of certain business opportunities without first presenting those opportunities to the other party. We may have conflicting views with Interstate Hotels on operation and management of our hotels and with respect to lease arrangements, acquisitions and dispositions. Inherent potential conflicts of interest will be present in all of the numerous transactions among Interstate Hotels and us.

We have restrictions on our business and on our future opportunities that could affect our business.

      The intercompany agreement with Interstate Hotels generally grants Interstate Hotels the right of first refusal with respect to any management opportunity at any of our properties we do not elect to have managed by a hotel brand owner. We must make such an opportunity available to Interstate Hotels only if we determine that:

•	We are not required to enter into a management agreement with an unaffiliated third party with respect to the property in order to maintain our status as a REIT;

•	Interstate Hotels is qualified to be the manager of that property;

•	We decide not to have the property operated by the owner of a hospitality trade name under that trade name;

•	The property is unencumbered by a management agreement, or if a management agreement exists, it can be freely terminated or terminated by the payment of a fee, which Interstate Hotels agrees to pay; and

•	The property is not subject to a leasehold estate held by an unaffiliated third party.

      Because of the provisions of the intercompany agreement, we are restricted in the nature of our business and the opportunities we may pursue.

We may have conflicts relating to the sale of hotels subject to management agreements.

      Our management agreements with Interstate Hotels may require us to pay a termination fee to Interstate Hotels if we elect to sell a hotel or if we elect not to restore a hotel after a casualty. We must pay this fee if we do not replace the hotel with another hotel subject to a management agreement with a fair market value equal to the fair market value of Interstate Hotels’ remaining management fee due under the management agreement to be terminated. Where applicable, the termination fee is equal to the present value of the remaining payments (discounted using a 10% rate) of the existing term under the agreement, based on the operating results of the hotel for the 12 months preceding termination. Our decision to sell a hotel may, therefore, have significantly different consequences for Interstate Hotels and us. The requirement to pay a termination fee may make a disposition transaction less desirable economically.

We lack control over management and operations of our hotels.

      We depend on the ability of Interstate Hotels to operate and manage our hotels. In order for us to maintain our REIT status, we cannot operate our hotels. As a result, we are unable to directly implement strategic business decisions for the operation and marketing of our hotels, such as decisions with respect to the setting of room rates, food and beverage operations and similar matters.

Our relationship with Interstate Hotels could limit our acquisition opportunities in the future.

      Our relationship with Interstate Hotels could negatively impact our ability to acquire additional hotels because hotel management companies, franchisees and others who would have approached us with acquisition opportunities in hopes of establishing lessee or management relationships may not do so believing that we may rely primarily on Interstate Hotels to manage the acquired properties, or that Interstate Hotels might have a right of first refusal to manage some or all of the acquired properties under the terms of the intercompany agreement. These persons may instead provide acquisition opportunities to companies free to choose their managers or to hotel management companies who choose to own and manage the properties following the sale. This could limit our acquisition opportunities in the future.

There are potential conflicts of interest relating to our relationship with Interstate Hotels.

      The terms of the intercompany agreement and our management agreements with Interstate Hotels were not negotiated on an arm’s-length basis. Because the two companies share Paul Whetsell, who is Chairman and Chief Executive Officer of both companies, and two other board members, there is a potential conflict of interest with respect to the enforcement and termination of these agreements to our benefit and to the detriment of Interstate Hotels, or to the benefit of Interstate Hotels and to our detriment. Furthermore, because of the independent trading of the two companies, stockholders in each company may develop divergent interests which could lead to conflicts of interest. The divergence of interests could also reduce the anticipated benefits of our agreements with Interstate Hotels.

U.S. Federal Income Tax Risks

Requirements imposed on us relating to our REIT status could cause us to operate in a manner that might be disadvantageous to noteholders.

      We have operated and intend to continue to operate in a manner designed to permit us to qualify as a REIT for federal income tax purposes.

      To obtain the favorable tax treatment accorded to REITs under the Internal Revenue Code, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gain. We will be subject to income tax on undistributed real estate investment trust taxable income and net capital gain, and to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay with respect to any calendar year are less than the sum of:

•	85% of our ordinary income for the calendar year;

•	95% of our capital gain net income for that year unless we elect to retain and pay income tax on those gains; and

•	100% of our undistributed income from prior years.

      We intend to make distributions to our stockholders to comply with the 90% distribution requirements described above and generally to avoid federal income taxes and the nondeductible 4% excise tax. Our income will consist primarily of our share of income of our operating partnership, and our cash flow will consist primarily of our share of distributions from the operating partnership. In addition, the provisions of the partnership agreement could in the future cause us to distribute amounts that otherwise would be spent on future acquisitions, unanticipated capital expenditures or debt, which would require us to borrow funds or sell assets to fund the cost of these items.

      It is possible, however, that differences in timing between the receipt of income and the payment of expenses in arriving at our taxable income or the taxable income of our operating partnership and the effect of nondeductible capital expenditures, the creation of reserves or required debt amortization payments could in the future require us to borrow funds on a short- or long-term basis to enable us to continue to qualify as a REIT and avoid federal income taxes and the 4% nondeductible excise tax. In these circumstances, we might need to borrow funds in order to avoid adverse tax consequences even if we believe that the then prevailing market conditions generally are not favorable for those borrowings or that those borrowings are not advisable in the absence of these tax considerations.

      We will determine our operating partnership’s distributions. The amount of these distributions is dependent on a number of factors, including:

•	the amount of cash available for distribution;

•	our financial condition;

•	our decision to reinvest funds rather than to distribute the funds;

•	restrictions in our debt agreements;

•	our capital expenditure requirements;

•	the annual distribution requirements under the real estate investment trust provisions of the Internal Revenue Code; and

•	other factors as we deem relevant.

      Although we intend to satisfy the annual distribution requirement to avoid corporate income taxation on the earnings that distribute, we may not be able to do so.

If we fail to qualify as a REIT, we will be subject to federal income tax at corporate rates which could adversely affect our operations and our ability to satisfy our obligations.

      Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial and administrative interpretations. In addition, there are presently only very limited judicial and administrative interpretations of the federal tax legislation enacted in 1999 with respect to taxable REIT subsidiaries. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, such as we do. Moreover, legislation, new regulations, administrative interpretations or court decisions might change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

      If we fail to qualify as a REIT in any taxable year, we will not be allowed a deduction for distributions to our stockholders in computing our taxable income and we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at the applicable corporate rate. In addition, unless we were entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This disqualification might reduce the funds available to us to satisfy any obligations we might have because of the additional tax liability for the year or years involved. In addition, to the extent that distributions to stockholders would have been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or to liquidate assets to pay the applicable corporate income tax, including our assets.

      We would likely cease to qualify as a REIT if the Internal Revenue Service were successfully to determine:

•	our operating partnership should properly be treated as a corporation for federal income tax purposes; or

•	any of the other partnerships or the joint ventures or limited liability companies in which we or the operating partnership holds an interest is properly treated as a corporation for federal income tax purposes.

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

Item 2.          PROPERTIES

      We maintain our corporate headquarters in Washington, D.C. and own hotel properties throughout the United States and Canada. As of December 31, 2002, we owned 107 hotels. All of our hotels are currently leased to our taxable subsidiaries and are owned directly by our operating partnership. No one hotel property is material to our operations. A typical hotel has meeting and banquet facilities, food and beverage facilities, and guest rooms and suites. Our hotels generally feature comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities. Our hotels are designed to attract meeting, convention, and banquet/ reception functions from groups and associations, upscale business and vacation travelers, and the local community.

      The following table sets forth certain information with respect to our 107 hotels owned as of December 31, 2002:

		Guest
Hotel	Location	Rooms

Arizona
Crowne Plaza Phoenix	Phoenix	250
Embassy Suites Tucson	Tucson	204
Sheraton Mesa	Mesa	273
California
Courtyard by Marriott Century City	Century City	134
Courtyard by Marriott Marina del Ray	Marina Del Rey	276
Crowne Plaza San Jose	San Jose	239
Doral Palm Springs(1)	Palm Springs	285
Hilton Irvine	Irvine	289
Hilton Monterey	Monterey	204
Hilton Sacramento	Sacramento	331
Hilton San Pedro(2)	San Pedro	226
LA Marriott Downtown	Los Angeles	469
Santa Barbara Inn	Santa Barbara	71
Sheraton Fisherman’s Wharf	San Francisco	525
Wyndham San Jose Hotel(2)	San Jose	355
Colorado
Embassy Suites Denver	Englewood	236
Holiday Inn Garden of the Gods	Colorado Springs	200
Sheraton Colorado Springs	Colorado Springs	500
Connecticut
Hilton Hartford Hotel(2)	Hartford	388
Ramada Plaza Meriden	Meriden	150
Ramada Plaza Shelton	Shelton	155
Doubletree Windsor Locks	Windsor Locks	200
Florida
Best Western Sanibel Island Resort	Sanibel Island	46
Courtyard by Marriott Disney Village(2)	Lake Buena Vista	314
Doubletree Hotel Westshore	Tampa	496
Hilton Clearwater(2)	Clearwater	426
Hilton Hotel Cocoa Beach	Cocoa Beach	296

		Guest
Hotel	Location	Rooms

Holiday Inn Fort Lauderdale Beach	Ft. Lauderdale	240
Holiday Inn Madeira Beach	Madeira Beach	149
Howard Johnson Resort Key Largo	Key Largo	100
Radisson Suite Beach Resort	Marco Island	268
Radisson Twin Towers of Orlando	Orlando	742
Ramada Inn Gulfview Clearwater Beach	Clearwater	289
Safety Harbor Resort and Spa	Safety Harbor	193
Sanibel Inn	Sanibel Island	96
Seaside Inn	Sanibel Island	32
Sheraton Safari Lake Buena Vista	Lake Buena Vista	489
Song of the Sea	Sanibel Island	30
South Seas Plantation Resort & Yacht Harbor	Captiva	579
Sundial Beach Resort	Sanibel Island	243
Westin Resort Key Largo(1)	Key Largo	200
Georgia
Doubletree Guest Suites Atlanta	Atlanta	155
Jekyll Inn(2)	Jekyll Island	262
Westin Atlanta	Atlanta	495
Wyndham Marietta	Marietta	218
Illinois
Holiday Inn Chicago O-Hare International Airport	Rosemont	507
Radisson Chicago	Chicago	350
Radisson Hotel Arlington Heights	Arlington Heights	247
Radisson Hotel Schaumburg	Schaumburg	200
Indiana
Doubletree Guest Suites Indianapolis	Indianapolis	137
Kentucky
Hilton Seelbach	Louisville	321
Radisson Lexington	Lexington	367
Louisiana
Hilton Lafayette	Lafayette	327
Holiday Inn Select New Orleans	Kenner	303
Hotel Maison de Ville(2)	New Orleans	23
Maryland
Radisson Annapolis	Annapolis	219
Radisson Cross Keys	Baltimore	148
Sheraton Columbia	Columbia	287
Michigan
Hilton Detroit	Detroit	151
Hilton Hotel Grand Rapids	Grand Rapids	224
Missouri
Holiday Inn Kansas City Sports	Kansas City	163

		Guest
Hotel	Location	Rooms

Nevada
St. Tropez Suites Las Vegas(3)	Las Vegas	149
New Jersey
Courtyard by Marriott Secaucus(2)	Secaucus	165
Doral Forrestal(2)	Princeton	290
Marriott Somerset	Somerset	440
Sheraton Crossroads Hotel Mahwah	Mahwah	225
Westin Governor Morris(1)	Morristown	199
New Mexico
Doubletree Albuquerque	Albuquerque	295
Wyndham Albuquerque Airport Hotel(2)	Albuquerque	276
New York
Radisson Inn Rochester(2)	Rochester	171
North Carolina
Courtyard by Marriott Durham	Durham	146
Hilton Hotel Durham	Durham	194
Sheraton Charlotte Airport	Charlotte	222
Ohio
Hilton Hotel Toledo(2)	Toledo	213
Radisson Cleveland	Middleburg Heights	237
Oklahoma
Westin Oklahoma	Oklahoma City	395
Oregon
Crowne Plaza Portland	Lake Oswego	161
Pennsylvania
Embassy Suites Philadelphia	Philadelphia	288
Holiday Inn Select Bucks County	Trevose	215
Sheraton Great Valley	Frazer	198
Texas
Doubletree Austin	Austin	350
Hilton Arlington	Arlington	309
Hilton Austin	Austin	320
Hilton Houston Westchase	Houston	295
Hilton Midland	Midland	249
Holiday Inn DFW West	Bedford	243
Holiday Inn Select DFW South	Irving	409
Marriott West Loop Houston	Houston	302
Radisson Hotel Dallas	Dallas	304
Renaissance Dallas Marriott	Dallas	289
Sheraton Dallas	Dallas	348
Sheraton Houston	Houston	382
Utah
Hilton Salt Lake Airport	Salt Lake City	287

		Guest
Hotel	Location	Rooms

Virginia
Hilton Arlington	Arlington	209
Hilton Crystal City	Arlington	386
Holiday Inn Historic District Alexandria	Alexandria	178
Radisson Old Town Alexandria	Alexandria	253
Washington
Hilton Bellevue	Bellevue	179
Washington, D.C.
Georgetown Inn	Washington, D.C.	96
Hilton Embassy Row(2)	Washington, D.C.	193
Latham Georgetown	Washington, D.C.	143
Wisconsin
Crowne Plaza Madison	Madison	226
Holiday Inn Madison	Madison	194
Canada
Holiday Inn Calgary	Calgary, Alberta	170
Holiday Inn Metrotown	Vancouver, B.C.	100
Ramada Vancouver	Vancouver, B.C.	118
Sheraton Guildford	Guildford, B.C.	278

Total Rooms		27,581

(1)	We lease part of the land on which this hotel was built under one or more long-term lease agreements.

(2)	We lease the land on which this hotel was built under one or more long-term lease agreements.

(3)	We sold this property in January 2003.

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

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We did not submit any matters to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “MHX.” The following table sets forth for the periods indicated the high and low sales prices for our common stock and the cash dividends declared with respect thereto.

	Market Price Range
			Dividends
	High	Low	Declared

2003:
First Quarter (through March 10, 2003)	$7.00	$2.21		(1)
2002:
Fourth Quarter	8.65	6.60		(1)
Third Quarter	15.40	8.25	.01
Second Quarter	18.50	14.80	.01
First Quarter	18.25	13.64	.01
2001:
Fourth Quarter	14.22	9.24	.01
Third Quarter	23.30	8.65	.505
Second Quarter	23.75	18.50	.505
First Quarter	22.00	19.08	.505

(1)	We suspended our quarterly dividend payment in the fourth quarter of 2002. At current operating levels, we do not anticipate paying a dividend in 2003.

      The last reported sales price of our common stock on the NYSE on March 10, 2003 was $2.23. As of March 10, 2003, there were approximately 669 holders of record of our common stock.

      Based on our current operating levels, we do not expect to pay a dividend in 2003. Any future distributions will be at the discretion of our Board of Directors and will be determined by factors including our operating results, capital expenditure requirements, the economic outlook, the Internal Revenue Service dividend payout requirements for REITs and such other factors as our Board of Directors deems relevant. The indentures related to our senior notes, senior unsubordinated unsecured notes and convertible notes also contain limitations on our ability to declare and pay dividends. Therefore, we cannot provide assurance that any such distributions will be made in the future.

      Until January 1, 2001, in order to maintain our qualification as a REIT, we were required to make annual distributions to our stockholders of at least 95% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. After January 1, 2001, pursuant to the REIT Modernization Act, the percentage of required annual distributions was reduced to 90%. Under certain circumstances, we may be required to make distributions in excess of available cash in order to meet these distribution requirements. In that event, we would seek to borrow additional funds or sell additional non-core assets, or both, to the extent necessary to obtain cash sufficient to make the dividends required to retain our qualification as a REIT.

Recent Sales of Unregistered Securities

      Our operating partnership granted the following Profits-Only Operating Partnership Units, or POPs, to certain of our employees pursuant to our POPs Plan, which is incorporated by reference in Exhibit 10.9 of this Annual Report on Form 10-K.

		Number of POPs	Number of POPs
	Number of	Outstanding as of	Vested as of
Date of Grant	POPs Granted	March 10, 2003	March 10, 2003

May 1, 2002	162,500	162,500	49,653
April 1, 2002	25,000	25,000	8,333
April 16, 2001	350,000	200,000	133,333
March 29, 2000	462,500	300,000	262,498

      The POPs were generally granted as fixed awards, and vest ratably over periods ranging from three to five years.

Securities Authorized for Issuance Pursuant to Our Equity Compensation Plans

      We had the following aggregated compensation plans under which our securities were authorized for issuance as of December 31, 2002:

Weighted-Average
	Number of Securities to	Exercise Price of	Number of Securities
	be Issued Upon Exercise	Outstanding	Remaining Available for
	of Outstanding Options,	Options, Warrants	Future Issuance Under
Plan Category	Warrants and Rights	and Rights	Equity Compensation Plans

Equity compensation plans approved by security holders	5,653,875	$17.82	1,467,135
Equity compensation plans not approved by security holders	—	—	—

Total	5,653,875	$17.82	1,467,135

ITEM 6.          SELECTED FINANCIAL DATA

      The following table sets forth summary selected historical financial data derived from our audited consolidated financial statements and other information for each of the five years presented. The following information should be read in conjunction with our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

	2002	2001	2000	1999	1998

	(dollars and shares in thousands, except per share amounts)
Summary of Operations, year ended December 31:
Total revenue	$983,453	$1,057,338	$386,033	$361,566	$515,512
Operating (loss) income	(2,603)	84,832	220,510	209,165	130,138
Interest expense, net	136,429	122,472	117,613	100,464	63,647
Minority interests	10,574	2,958	(10,240)	(11,069)	(5,121)
(Loss) gain on sale of assets(A)	—	(2,176)	3,495	—	—
Income tax benefit (expense)	1,479	1,101	(1,923)	(1,943)	(15,000)
Discontinued operations, net of tax(B)	(34,269)	(4,292)	8,578	7,808	2,338
Extraordinary (loss) gain, net of tax(C)	—	(2,713)	3,054	(4,533)	(4,080)
Cumulative effect of accounting change, net of tax(D)	—	—	—	—	(921)
Net (loss) income	(161,248)	(42,762)	105,861	98,964	43,707
Basic (loss) earnings per share from continuing operations	(2.83)	(0.81)	2.02	2.02	1.38
Diluted (loss) earnings per share from continuing operations	(2.83)	(0.81)	1.97	1.98	1.34
Dividends per common share(E)	0.03	1.525	2.02	2.02	0.82
Shares of common stock outstanding as of December 31	45,231	44,524	44,380	47,257	46,718

Financial Position as of December 31:
Investments in hotel properties, gross	$3,057,658	$3,183,677	$3,193,730	$3,118,723	$2,957,543
Total assets	2,798,020	3,009,860	3,013,008	3,094,201	2,998,460
Long-term debt	1,654,102	1,700,134	1,638,319	1,676,771	1,602,352

Other Financial Data, year ended December 31:
EBITDA from continuing operations(F)	$210,845	$256,732	$328,064	$308,068	$188,829
Net cash provided by operating activities	56,740	150,135	224,037	229,193	162,796
Net cash provided by (used in) investing activities	6,742	(68,890)	(14,286)	(187,952)	(785,505)
Net cash (used in) provided by financing activities	(53,239)	(58,351)	(212,121)	(42,812)	543,256

Operating Data for Owned Hotels and Properties:
Number of hotels as of December 31	107	112	114	116	117
Number of guest rooms as of December 31	27,581	28,653	29,090	29,348	29,351
Average occupancy(G)	64.0%	66.0%	72.2%	71.6%	71.5%
ADR(H)	$99.44	$105.04	$107.60	$101.14	$95.00
RevPAR(I)	$63.69	$69.37	$77.71	$72.44	$67.90

(A)	During 2001, we sold two hotels for a loss. During 2000, we sold three limited-service hotels for a gain.

(B)
We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS 144 requires that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized, to be recorded as discontinued operations. We sold three hotels during the third quarter and two hotels during the fourth quarter of 2002. In January 2003, we sold one hotel classified as held for sale at December 31, 2002. We sold the five hotels in 2002 for $60,650, which resulted in a loss on sale of assets of $21,197 ($20,773, net of tax). We sold the one hotel in January 2003 for $12,650. All operating results, including the loss on disposal, have been recorded as discontinued operations. We have reclassified prior periods to reflect operations of the six hotels as discontinued operations.

(C)	In accordance with accounting principles generally accepted in the United States, or GAAP, we recorded the following extraordinary transactions:

•	During 2001, we repaid term loans under our previous credit facility. The write-off of deferred financing costs associated with this facility was recorded as extraordinary.

•	During 2000, we repurchased some of our convertible notes at a discount. The gain on the repurchase was recorded as extraordinary.

•	During 1999 and 1998, we refinanced some loan facilities. The write-offs of deferred financing costs associated with these facilities were recorded as extraordinary.

We will adopt the provisions of SFAS No. 145 beginning on January 1, 2003. Certain rescission provisions require that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. Prior period amounts that do not meet this definition are required to be reclassified as an operational expense. Our prior period extraordinary items will be reclassified as operational expenses during 2003, and in the future we expect any gains and losses from the extinguishment of our debt to be classified as operational.

(D)
We adopted the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” on July 1, 1998. The cumulative effect of this accounting change was a reduction of income of $1,485 ($921, net of tax effect).

(E)	We did not declare any dividends prior to our formation date, August 3, 1998.

(F)
EBITDA from continuing operations represents earnings from continuing operations before interest expense, income taxes, depreciation and amortization. We believe that EBITDA is a useful measure of operating performance because (i) it is industry practice to evaluate hotel properties based on operating income before interest, depreciation and amortization and minority interests of common and preferred OP Unit holders, which is generally equivalent to EBITDA, and (ii) EBITDA is unaffected by the debt and equity structure of the entity. EBITDA does not represent cash flow from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs, should not be considered as an alternative to net income under GAAP for purposes of evaluating our results of operations, and may not be comparable to other similarly titled measures used by other companies.

(G)	Total number of rooms occupied by hotel guests on a paid basis, divided by total available rooms.

(H)	Average Daily Rate, or ADR: total room revenue divided by total number of rooms occupied by hotel guests on a paid basis.

(I)	Revenue Per Available Room, or RevPAR: total room revenue divided by total available rooms.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SUMMARY

      We are a real estate investment trust, or REIT, and own a portfolio of upscale, full-service hotels and resorts in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of December 31, 2002, we owned 107 hotels, with 27,581 rooms, all of which were leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts (“Interstate Hotels”), which was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation. We share our Chief Executive Officer and Chairman of the Board, Paul W. Whetsell, and two other board members with Interstate Hotels. In addition, we are party to an intercompany agreement with Interstate Hotels that governs a number of aspects of our relationship.

      Our taxable subsidiaries pay a base management fee to Interstate Hotels for each property managed equal to 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. The management agreements generally have initial terms of 10 years with three renewal periods of five years each, except for three management agreements which have initial terms of one year each and renew annually thereafter.

RESULTS OVERVIEW

      Revenues declined to $983.5 million in 2002 compared to $1,057.3 million in 2001. Our results continue to reflect a slowed economy, which has caused substantial declines in business and leisure travel demand nationwide. Both business and leisure travel continue to be negatively affected by the aftermath of the September 11, 2001 terrorist attacks and threats of international hostilities and instability. Business transient travelers have not yet returned in prior volumes to our properties and in their absence, we have focused our efforts on our group and contract business. Our achieved average daily rate is under continued pressure as a result of the decrease in demand and general lack of pricing power. Hotel operating expenses decreased to $387.7 million in 2002 from $405.2 million in 2001 as a result of decreased occupancy and cost control measures implemented during late 2001. We will continue to work with Interstate Hotels to focus on identifying revenue enhancement opportunities as well as cost reduction and control measures at our hotels. Other operating expenses increased to $598.4 million in 2002 from $567.3 million in 2001 primarily resulting from an asset impairment charge of $63.4 million in 2002 versus an asset impairment charge in 2001 of $32.3 million. Both are more fully described in the “Results of Operations” section below.

      Since January 1, 2001, our revenues have been derived from the operations of our hospitality properties, including room, food and beverage revenues, as well as from our leases of office, retail and parking rentals. Operating costs include direct costs to run our hotels, management fees to Interstate Hotels to manage our properties, depreciation of our properties, as well as sales, marketing and general and administrative costs. Our expenses also include interest on our debt and minority interest allocations, which represent the allocation of income to outside investors for properties that are not wholly owned. Prior to January 1, 2001, we earned lease revenue from the lease of our hotel operating properties. Our expenses included depreciation of our properties, and related property tax expense, general and administrative costs, as well as interest on our debt and minority interest allocations.

RESULTS OF OPERATIONS

      The provisions of Statement of Financial Accounting Standards (SFAS) No. 144 require that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized on the sale, be recorded as discontinued operations. Accordingly, we have reclassified all prior periods presented to conform to this provision. See Footnote 13, “Dispositions and Acquisitions,” included in Item 8 of this Annual Report on Form 10-K for further information regarding the amounts reclassified.

Year ended December 31, 2002 compared with the year ended December 31, 2001

      The following table provides our hotels’ operating statistics on a comparable hotel basis for the years ended December 31 (comparable hotels are those that were owned for substantially all of both years):

	2002	2001	Change

Revenue per available room	$63.69	$69.72	(8.6)%
Average daily rate	$99.44	$105.72	(5.9)%
Occupancy	64.0%	65.9%	(2.9)%

      The slowing United States economy has had a significant negative effect on our hotel operations, evidenced by a sharp reduction in transient business travel. This is reflected in the 5.9% reduction in average daily rate and the 2.9% reduction in occupancy in 2002 compared to 2001. We have shifted our marketing efforts towards lower-rated group and contract business in most markets in order to maintain a base level of occupancy in our properties. Due to the short booking window for most business, including our group and contract customers, we anticipate being able to shift our mix of business toward more business transient customers when the economy and corporate profits strengthen, bringing renewed strength to this vital customer segment.

      Revenues. Total revenue from continuing operations decreased $73.9 million to $983.4 million in 2002 from $1,057.3 million in 2001, primarily due to a $54.3 million decrease in room revenue attributable to a decrease in average daily rate and occupancy. The decrease in occupancy also contributed to an $8.8 million decrease in food and beverage revenue and a $6.6 million decrease in other operating departments, including telephone and conference services. We also had a $5.1 million decrease in lease revenue following the termination of our hotel leases with Prime Hospitality Corporation in 2001. We replaced these leases with management contracts with Interstate Hotels.

      Operating expenses. Total operating expenses increased a net $13.6 million to $986.1 million in 2002 compared to $972.5 million in 2001. An increase in other operating expenses of $31.1 million was partially offset by a $17.5 million reduction in hotel operating expenses. Hotel operating expenses decreased from $405.2 million in 2001 to $387.7 million in 2002 due primarily to reductions in room expense of $10.5 million and food and beverage costs of $6.9 million. These decreases resulted directly from the decrease in occupancy previously discussed. Other operating expenses increased to $598.4 million in 2002 from $567.3 million in 2001, described in greater detail, as follows:

      Administrative and general expenses. Administrative and general expenses increased $3.7 million during the year, due primarily to an increase in our total marketing costs. This increase can be mainly attributed to the addition of marketing personnel to focus our efforts on the group and contract business during the year.

      Property operating costs. Our property operating costs consist primarily of repairs and maintenance, energy, franchise and management costs. Our property operating costs decreased $6.4 million during the year. This is primarily due to a $3.4 million decrease in franchise fees and a $1.7 million decrease in management fees directly resulting from our decrease in revenues. Our energy costs also decreased $1.6 million primarily due to reduced occupancy. We have begun to see increases in our energy costs in 2003 due to the civil disruptions in Venezuela and concerns regarding the Persian Gulf war, as well as an unusually cold winter in the northeastern United States. We expect this cost trend to continue until such time as concerns over a potential gulf war subside.

      Property taxes, insurance and other. These costs decreased $5.7 million due primarily to a $7.6 million reduction in property taxes, partially offset by a $3.5 million increase in property and terrorism insurance premiums in 2002. Property taxes decreased due to favorable resolution of certain appeals, as well as a reduction in tax-assessed values of certain properties. Our total annual property and casualty insurance premiums are approximately $31 million. Our insurance programs renew in July 2003, and we anticipate a substantial increase although pricing will be dictated by market conditions at that time, which have not completely stabilized since the September 11, 2001 terrorist attacks. Companies in a number of industry segments, particularly the travel and leisure industry, are experiencing increases in premiums and reductions in coverage upon renewal of their insurance policies, due to the dramatic effect the September 11, 2001 terrorist attacks had on the insurance and reinsurance industries. Some entities have experienced an inability to obtain insurance. Our manager, Interstate Hotels, is responsible for securing all of our insurance coverage.

      Depreciation and amortization expense. Depreciation and amortization expense increased by $6.7 million. Depreciation expense increased $3.9 million due to the purchase of replacement corporate office computer equipment. Amortization expense increased $2.8 million due to the amortization of deferred financing fees related to the December 2001 and February 2002 issuance of our senior secured notes.

      Significant charges. We incurred the following significant charges in 2002:

•	a $63.4 million loss on asset impairments;

•	a $14.5 million write-down of our note receivable with Interstate Hotels due to the settlement agreement related to their early repayment of the note;

•	a $4.7 million loss on fair value of non-hedging derivatives due to the repayment of debt that was originally hedged;

•	a $4.4 million expense for non-hedging derivatives due to our swap agreements being converted to non-hedging derivatives;

•	$3.2 million of costs related to the formal separation of management functions from Interstate Hotels; and

•	a $3.1 million write-off of deferred costs due to the reduction in our borrowing capacity on our revolving credit agreement in March 2002 and the termination of our credit facility in October 2002.

      We also incurred several significant charges in 2001, as follows:

•	a $32.3 million loss on asset impairments;

•	$9.3 million in swap termination fees;

•	a $6.7 million expense for non-hedging derivatives due to our swap agreements being converted to non-hedging derivatives;

•	$5.8 million of transaction costs, expensed immediately when our proposed merger with FelCor Lodging Trust Inc. was terminated by both parties;

•	a $2.1 million write-down of our investment in STS Hotel Net;

•	$1.3 million of costs to terminate our leases with Prime Hospitality Corporation; and

•	a $1.1 million charge related to a restructuring at our corporate headquarters.

      Interest expense. Interest expense increased $14 million to $136.4 million in 2002 compared to $122.4 million in 2001 due primarily to higher interest rates. We issued $250 million of senior unsecured notes in December 2001 and $200 million in February 2002 at fixed rates of interest greater than the variable rate on the debt that was repaid from the proceeds of the issuance. As of December 31, 2002, all of our debt carried fixed rates of interest.

      Discontinued operations and loss on sale of assets. During 2002, we sold five hotels in separate transactions and received $60.7 million in cash. This resulted in a combined loss of $20.8 million, net of tax. In January 2003, we completed the sale of one hotel, classified as held for sale at December 31, 2002. We recognized an impairment loss on this asset of $15.1 million, net of tax, which is included in discontinued operations. We classified $1.6 million, net of tax, of income from these six hotels’ operations as discontinued in 2002, and $4.3 million, net of tax, of losses from their operations as discontinued in 2001. Losses in 2001 included an impairment charge of $10.9 million, net of tax.

      In 2001, we sold two hotels in separate transactions and received $9.7 million in cash. This resulted in losses on the sales of $2.2 million. These losses, as well as the operating results of these hotels, were included in continuing operations, as the provisions of SFAS No. 144 requiring the presentation of such results in discontinued operations applies only to assets classified as held for sale or disposed of on or after January 1, 2002.

      Extraordinary items. In 2001, we repaid $550 million of term loans under our revolving credit facility, resulting in an extraordinary loss of $2.7 million, net of tax, from the write-off of deferred financing costs related to those term loans. We will adopt the provisions of SFAS No. 145 beginning on January 1, 2003 (see “New Accounting Pronouncements” discussion below for further details). Certain rescission provisions require that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. Prior period amounts that do not meet this definition are required to be reclassified as an operational expense. Our prior period extraordinary items will be reclassified as operational expenses during 2003, and in the future we expect any gains and losses from the extinguishment of our debt to be classified as operational.

Year ended December 31, 2001 compared with the year ended December 31, 2000

      Until January 1, 2001, Interstate Hotels leased substantially all of our hotels from us. Under the leases, Interstate Hotels assumed all of the operating risks and rewards of these hotels and paid us a percentage of each hotel’s revenue under the lease agreements. Therefore, for financial statement purposes through December 31, 2000, Interstate Hotels recorded all of the operating revenues and expenses of the hotels in its statements of operations, and we recorded lease revenue earned under the lease agreements in our statement of operations. Effective January 1, 2001, Interstate Hotels assigned the hotel leases to our wholly-owned, taxable REIT subsidiaries, and our taxable REIT subsidiaries entered into management agreements with Interstate Hotels to manage the hotels. For consolidated financial statement purposes, beginning January 1, 2001, we recorded all of the revenues and expenses of the hotels in our statements of operations, including the management fee paid to Interstate Hotels.

      Our total revenues and total operating expenses increased $671.3 million and $807.0 million, respectively, for the year ended December 31, 2001 as compared to the same period in 2000. As described in the preceding paragraph, the significant increases resulted from recording our hotels’ operating revenue and expenses in our consolidated financial statements effective January 1, 2001, while we only recorded lease revenue in 2000. As a result, our operating results for the year ended December 31, 2001 are not directly comparable to the same period in 2000. We therefore compare our 2001 historical results of operations with our 2000 pro forma results of operations, assuming that the REIT Modernization Act had been enacted on January 1, 2000. The REIT Modernization Act is discussed in greater detail in “Item 1. Business” contained elsewhere in this Annual Report on Form 10-K.

      For comparative purposes, the following shows the results for the year ended December 31, 2000 on a pro forma basis assuming the leases with Interstate Hotels were converted to management contracts on January 1, 2000.

		2000
	2001	(Pro Forma)

	(in thousands)
Revenue	$1,057,338	$1,171,354
Hotel operating expenses	405,192	439,843
Other operating expenses	567,314	511,983

Total operating expenses	972,506	951,826
Interest expense, net	122,472	117,574
Minority interests	2,958	(10,240)
(Loss) gain on sale of assets	(2,176)	3,495
Income tax benefit (expense)	1,101	(1,905)
Discontinued operations, net of tax	(4,292)	9,503

Net (loss) income before extraordinary item	(40,049)	102,807
Extraordinary (loss) gain on early extinguishment of debt, net of tax	(2,713)	3,054

Net (loss) income	$(42,762)	$105,861

      The following table provides our hotels’ operating statistics on a comparable hotel basis for the years ended December 31:

		2000
	2001	(Pro Forma)	Change

Revenue per available room	$69.37	$77.46	(10.4)%
Average daily rate	$105.04	$107.69	(2.5)%
Occupancy	66.0%	71.9%	(8.2)%

      Overall, disruptions in business and leisure travel patterns and travel safety concerns due to the terrorist attacks on September 11, 2001, coupled with the slowing United States economy, had a significant negative effect on our hotels during the second half of 2001. The events were marked by sharp reductions in business and leisure travel. This contributed to the 10.4% reduction in revenue per available room and the 8.2% reduction in occupancy for 2001 compared to 2000. These reductions became more pronounced during the third and fourth quarters of 2001.

      Revenues. Total revenue decreased $114.1 million to $1,057.3 million in 2001 from $1,171.4 million in 2000, primarily due to a $79.9 million decrease in room revenue attributable to a decrease in average daily rate and occupancy. The decrease in occupancy also contributed to a $22.0 million decrease in food and beverage revenue. We also had a $13.8 million decrease in lease revenue due to a lesser number of hotels leased to Prime Hospitality Corporation in 2001 as compared to 2000.

      Operating expenses. Total operating expenses increased $20.7 million to $972.5 million for the year ended December 31, 2001 compared to $951.8 million in 2000. This is mainly attributable to a $55.3 million increase in other operating expenses from $512.0 million in 2000 to $567.3 million in 2001. This increase resulted primarily from the following significant charges taken during 2001:

•	a $32.3 million loss on asset impairments;

•	$9.3 million in swap termination fees;

•	a $6.7 million expense for non-hedging derivatives due to our swap agreements being converted to non-hedging derivatives;

•	$5.8 million of transaction costs, expensed immediately when our proposed merger with FelCor Lodging Trust Inc. was terminated by both parties;

•	a $2.1 million write-down of our investment in STS Hotel Net;

•	$1.3 million of costs to terminate our leases with Prime Hospitality Corporation; and

•	a $1.1 million charge related to a restructuring at our corporate headquarters.

      The increase noted above was partially offset by a $34.6 million decrease in hotel operating expenses from $439.8 million in 2000 to $405.2 million in 2001, attributable mainly to a reduction in room expenses of $14.5 million, and food and beverage costs of $15.9 million. These decreases stemmed directly from the decrease in occupancy previously noted.

      Interest expense. Interest expense increased $4.9 million to $122.5 million for the year ended December 31, 2001 compared to $117.6 million for the same period in 2000 due primarily to the issuance of $500 million of senior unsecured notes in January 2001.

      Discontinued operations and loss on sale of assets. During 2002, we sold five hotels and in January 2003, we sold a hotel classified as held for sale at December 31, 2002. As required by SFAS No. 144, we classified 2001 losses on the hotels’ operations of $4.3 million, net of tax, as discontinued, and $9.5 million, net of tax, of income from their operations in 2000 as discontinued. Losses in 2001 included an impairment charge of $10.9 million, net of tax.

      In 2001, we sold two hotels in separate transactions and received $9.7 million in cash. This resulted in a loss on the sales of $2.2 million. In 2000, we sold three hotels in separate transactions and received $24.1 million in cash, resulting in a gain on the sales of $3.5 million. The gain or loss recognized on these sales, as well as the operating results of these hotels, were included in continuing operations, as the provisions of SFAS No. 144 requiring the presentation of such results as discontinued operations applies to only those assets classified as held for sale or disposed of on or after January 1, 2002.

      Extraordinary items. In 2001, we repaid $550 million of term loans under our revolving credit facility, resulting in an extraordinary loss of $2.7 million, net of tax, from the write-off of deferred financing costs related to those term loans. In 2000, we repurchased $18.2 million of our convertible notes at a discount, resulting in an extraordinary gain of $3.1 million, net of tax.

FUNDS FROM OPERATIONS AND EBITDA

      The National Association of Real Estate Investment Trusts, or NAREIT, defines Funds from Operations, or FFO, as net income (computed in accordance with accounting principles generally accepted in the United States, or GAAP), excluding gains (or losses) from sales of properties, plus depreciation and amortization, and after comparable adjustments for our portion of these items related to unconsolidated partnerships and joint ventures. Extraordinary items as defined by GAAP are excluded from the calculation of FFO. EBITDA represents consolidated earnings before interest expense, income taxes, depreciation and amortization. We consider FFO and EBITDA to be indicative measures of our operating performance due to the significance of our long-lived assets, and because such data is considered useful by the investment community to better understand our results, and can be used to measure our ability to service debt, fund capital expenditures, and expand our business. FFO may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, or for other commitments and uncertainties. FFO and EBITDA should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by GAAP. Although FFO and EBITDA are considered standard benchmarks utilized by the investment community, our FFO and EBITDA may not be comparable to similarly titled measures reported by other companies.

Comparative FFO

      We use Comparative FFO as a measure of our performance. We define Comparative FFO as NAREIT’s definition as described above, adjusted for significant or unusual items and the effect of non-hedging derivatives. The following reconciles our GAAP loss before extraordinary items to Comparative FFO on a diluted basis for the years ended December 31 (in thousands):

				2000
	2002		2001	(Pro Forma)

(Loss) income before extraordinary items	$(161,248)		$(40,049)	$102,807
Loss on asset impairments, net of minority interests	78,391		42,497	—
Loss (gain) on sold assets, net of taxes	20,773		2,132	(3,425)
Minority interest to common OP unit holders	(11,139)		(3,523)	9,675
Interest on convertible debt	—	(A)	7,329	7,488
Hotel depreciation and amortization	115,786		113,167	107,996
Deferred cost of sale of asset	—		—	1,542

FFO	42,563		121,553	226,083

Interest rate swaps	4,446		—	—
Significant unusual items, net of minority interests and income taxes:
Write-down of note receivable from Interstate Hotels	14,511		—	—
Restructuring and organization costs(B)	3,243		1,053	—
Write-off of deferred financing costs	3,103		—	—
Loss on fair value of non-hedging derivatives	4,617		6,500	—
Swap termination costs	—		8,998	—
Write-down of investment in STS Hotel Net	—		2,046	—
FelCor merger costs	—		5,622	—
Costs to terminate leases with Prime Hospitality Corporation	—		1,272	—

Comparative FFO	$72,483		$147,044	$226,083

(A)	For the year ended December 31, 2002, assumed conversion of the notes was anti-dilutive. As such, interest on the notes was excluded from the calculation of FFO.

(B)
In 2002, we incurred $3.2 million of costs related to the formal separation of management functions from Interstate Hotels. In 2001, we incurred a restructuring charge of $1.1 million in connection with operational changes at our corporate headquarters. Refer to Footnote 11, “Separation and Restructuring Charges,” in Item 8 included elsewhere in the Annual Report on Form 10-K for further details. The costs for both years are included in administrative and general expenses on our income statement. We excluded the costs from our Comparative FFO because we consider them to be unusual in nature.

Comparative EBITDA

      Comparative EBITDA includes the operations from the assets included in discontinued operations, adjusted for non-recurring items. Comparative EBITDA for the years ended December 31 was as follows (in thousands):

			2000
	2002	2001	(Pro Forma)
Continuing Operations
Operating (loss) income	$(2,603)	$84,832	$219,528
Depreciation and amortization expense	119,998	113,278	109,213
Loss on asset impairments	63,364	32,335	—
Write-down of note receivable with Interstate Hotels & Resorts	14,517	—	—
Loss on fair value of non-hedging derivatives	4,735	6,666	—
Change in fair value of non-hedging derivatives, net of swap payments	4,446	—	—
Write-off of deferred financing costs	3,144	—	—
Swap termination costs	—	9,297	—
Write-down of investment in STS Hotel Net	—	2,112	—
FelCor merger costs	—	5,817	—
Costs to terminate leases with Prime Hospitality Corporation	—	1,315	—
Restructuring and organization costs	3,244	1,080	—

Comparative EBITDA from continuing operations	$210,845	$256,732	$328,741

Discontinued Operations
(Loss) income from discontinued operations	$(34,956)	$(4,413)	$9,696
Interest expense	(75)	(96)	(50)
Depreciation and amortization expense	3,460	4,454	2,734
Loss on asset impairments	15,368	11,247	—
Loss on sale of assets	21,197	—	—

Comparative EBITDA from discontinued operations	$4,994	$11,192	$12,380

Comparative EBITDA, total operations	$215,839	$267,924	$341,121

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

      Our principal sources of liquidity are cash generated from operations, funds from borrowings, funds from the sales of non-core assets and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, and investments in hotels (primarily capital projects currently), and may include in the future the repurchase of our debt in the open market.

      Factors that may influence our liquidity include:

•	Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety related primarily to terrorism and concern over a war with Iraq and related concerns, and other operating risks described under the caption, “Risk Factors — Operating Risks” in Item 1 of this Annual Report on Form 10-K;

•	Factors that affect our access to bank financing and the capital markets, including operational risks, high leverage, interest rate fluctuations, and other risks described under the caption “Risk Factors — Financing Risks” in Item 1 of this Annual Report on Form 10-K; and

•	Other factors described under the caption, “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

      We believe we have sufficient free cash flow currently, and we expect to have adequate cash flow during the next twelve months in order to fund our operations, capital commitments and debt service obligations. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions, and since September 11, 2001 have been heavily impacted by geopolitical concerns. If general economic conditions are significantly worse than we expect for an extended period, this will likely have a negative effect on our projections of available cash flow and liquidity. We have, however, taken steps to strengthen our balance sheet and to maintain financial flexibility and liquidity. We sold five non-core assets in 2002 for approximately $60 million. We ended the year 2002 with a cash balance of approximately $54 million, of which $34 million was unrestricted. In January 2003, we sold another non-core hotel asset for approximately $13 million and received $42 million in cash for settlement of our note receivable with Interstate Hotels. As of March 10, 2003, we held approximately $50 million in unrestricted cash. We intend to carry balances of similar amounts, or slightly higher, on our balance sheet for the foreseeable future, as we believe this cash reserve should be adequate to protect us from a potential downturn in our business.

      We are also currently actively marketing or expect to bring to market in the near future, a total of 16 non-core assets, for expected proceeds of approximately $100 million to $110 million. Our ability to realize these estimated proceeds is, however, dependent upon finding qualified buyers willing to pay a purchase price that we consider reasonable. Subject to the limits and restrictions imposed on us by our borrowing arrangements, we are currently able to utilize any proceeds from the sale of assets to fund our ongoing operations, invest in capital expenditures and repay our debt as it comes due. See “Long-Term Debt” section below for a discussion of such restrictions.

      To reduce the overall amount and cost of our debt, we will consider opportunities to repurchase some of our current outstanding debt. Any such transactions, however, are subject to the limits and restrictions imposed by our borrowing arrangements. See “Long-Term Debt” section below for a discussion of such restrictions.

Sources and Uses of Cash

      Our operating results and the amount of cash generated by our hotel operations have been negatively impacted by the events of September 11, 2001, the continuing sluggish economy, and the threat of further terrorist attacks. We generated $56.7 million of cash from operations during 2002 compared to $150.1 million in 2001 and $224 million in 2000.

      Included in our operating results is the 16% preferred return on our preferred investment in MeriStar Investment Partners (or “MIP”). As of December 31, 2002, approximately $10.8 million of cumulative preferred returns remained unpaid due to restrictions placed on MIP by its existing bank covenants, which require excess cash flow to be applied to principal amortization rather than being distributed to equity holders. We evaluate the collectibility of our preferred return based on the underlying value of the hotel properties and our preference to distributions. On March 27, 2003, MIP completed a refinancing of its long-term debt, which allows the release of excess cash flow to pay our preferred return currently. We expect to begin receiving distributions representing payments of our current return during the second quarter of 2003. In the future, we expect that our cumulative unpaid preferred returns will be paid from excess cash flow above our current return and from potential disposition proceeds in excess of debt allocated to individual assets. Given the current economic environment, we do not expect the partnership’s operations to provide adequate cash flow in the near term for significant repayments of our cumulative unpaid preferred returns.

      Our investing activities provided a net $6.7 million of cash during 2002, resulting primarily from:

•	$60.7 million of proceeds from the sale of five hotels; partially offset by

•	$47.3 million of hotel capital expenditures (including $4 million of capitalized interest), and

•	$7.5 million of advances to Interstate Hotels.

      We used $53.2 million of cash in financing activities during 2002, primarily for the net repayment of $46 million of our long-term debt obligations and $4.8 million in additional deferred financing costs related to our new debt facilities.

      We must distribute to stockholders at least 90% of our REIT taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to REITs under the Internal Revenue Code. The payment of dividends is restricted under our senior unsecured notes if our fixed charge coverage ratio falls below 2 to 1, except that the indenture permits us to pay dividends necessary to maintain our status as a REIT. Under certain circumstances, we may be required to make distributions in excess of available cash in order to meet the Internal Revenue Code requirements. In that event, we would seek to borrow additional funds or sell additional non-core assets, or both, to the extent necessary to obtain cash sufficient to make the dividends required to retain our qualification as a REIT. Any future distributions will be at the discretion of our board of directors and will be based on factors including, but not limited to, our operating results, restrictions imposed by our borrowing agreements, capital expenditure requirements, the economic outlook, and the Internal Revenue Service dividend payout requirements for REITs. The timing and amount of any future distributions is dependent upon these factors, and we cannot provide assurance of the amounts of any such distributions that we may make in the future. At current operating levels, we do not expect to be able to pay a dividend in 2003.

Long-Term Debt

      Convertible notes. As of December 31, 2002, we had outstanding $154.3 million aggregate principal amount of 4.75% convertible subordinated notes due in 2004. We are currently actively exploring a variety of sources to repay these securities. Under the indentures related to our $950 million of senior unsecured notes and our $205 million of senior subordinated unsecured notes, prepayment of our convertible subordinated notes prior to maturity is prohibited as long as our fixed charge coverage ratio, as defined, is less than 2 to 1. At the end of 2002, such ratio was 1.6 to 1 and, therefore, under these circumstances, we can only repay these securities at maturity (our indentures permit such repayment at maturity). We do not currently expect this ratio to improve to a level which would permit repayment of the convertible notes prior to their maturity. Among the sources of repayment of these securities which are currently under active consideration, all of which are permitted under our indentures, are:

•	Our available cash flow;

•	The proceeds of borrowings on a non-recourse basis, with such borrowings secured by certain of our hotel properties;

•	Borrowing under our $50 million general debt “basket” under our indentures;

•	CMBS or other secured borrowings through a special purpose, “unrestricted” subsidiary; our indentures permit us to fund such a subsidiary with assets equal to up to 5% of our Consolidated Net Tangible Assets (approximately $135 million at December 31, 2002);

•	The proceeds of a pari passu refinancing of our convertible subordinated notes; or

•	A combination of the above.

      Our ability to issue secured debt is enhanced by the fact that our hotel portfolio contains 83 unencumbered properties out of our total current portfolio of 106 hotels, and only 13 of these assets are subject to ground leases. Our ability to incur secured debt is generally limited by tests in our senior note indentures requiring us to maintain certain levels of unencumbered assets. However, we do not believe that these requirements will prevent us from accessing any of the above sources of secured financing at the convertible notes’ maturity in October 2004.

      New credit facility. On October 29, 2002, we entered into a new three-year $100 million senior revolving credit facility, secured by our equity interests in most of our subsidiaries. The initial interest rate is LIBOR plus 388 basis points. As of December 31, 2002, there were no outstanding borrowings on this facility.

      This facility contains customary compliance measures we must meet in order to borrow on the facility, which became more stringent on a quarterly basis beginning in the first quarter of 2003. The sale of two hotels during the fourth quarter of 2002 and one in January 2003, as well as the settlement of our note receivable with Interstate Hotels, impacted our leverage covenant due to the loss of trailing 12-month EBITDA (as defined in the credit agreement) on a pro forma basis. While we cannot currently borrow under the facility, we have obtained a waiver of compliance with this leverage covenant from our lending group through May 20, 2003. We do not expect this compliance measurement to have a material impact on our operations as we do not anticipate the need to draw on this facility during 2003. We intend to either negotiate an amendment to this facility to maintain our future compliance until such time as we apply our unrestricted cash to reduce our leverage, or we may terminate the facility.

      Senior unsecured notes. In February 2002, we issued an additional $200 million ($196.2 million, net of discount and related fees) aggregate principal amount of 9.13% senior unsecured notes due 2011. We used the proceeds from the issuance of these notes to repay approximately $195 million of the outstanding balance under our previous credit facility.

      As of December 31, 2002, we had $950 million of aggregate principal of these notes outstanding. These notes contain various restrictive incurrence covenants, limiting our ability to transact certain business activities, including additional borrowings, if specific financial thresholds are not achieved. One of those thresholds is maintaining a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity). As of December 31, 2002, our fixed charge coverage ratio was 1.6 to 1, and therefore we were not able to enter into certain transactions. These limitations include the repurchase of our stock, the issuance of any preferred stock, the payment of dividends (unless required to maintain our status as a REIT), the incurrence of any additional debt, or the repayment of outstanding debt before it comes due. There are certain exceptions, or “carve-out,” features with respect to the incurrence of additional debt and early repayment of debt features in the indentures.

      Senior subordinated notes. We completed in 1997 the offering of $150 million aggregate principal amount of 8.75% senior subordinated notes due 2007. The related indenture contains various restrictive covenants, which are similar to those in our senior unsecured notes. In 1999, we issued $55 million aggregate principal amount of 8.75% senior subordinated notes due 2007 under an indenture substantially similar to that governing the 1997 notes. These notes are unsecured obligations and provide for semi-annual payments of interest each February 15 and August 15.

      Secured facility. We completed this $330 million, 10-year non-recourse financing during 1999. The facility is secured by a portfolio of 19 hotels and contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and funding of capital expenditures. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income after payment of FF&E reserves and franchise fees (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $4.5 million of cash was held in escrow under this provision as of December 31, 2002. Additional amounts continue to be held in escrow. The security agreement permits us to substitute unleveraged properties into the portfolio in place of existing properties in order to increase the NOI to a level at which the portfolio will meet this requirement. We have begun discussions with the servicer regarding this substitution and expect to be able to do so, thus resulting in the release of any Excess Cash held in escrow. Implementation of this solution is subject to rating agency approval and qualification for Real Estate Mortgage Investment Conduit purposes. There can be no assurance that the hotels will reach the minimum cash flow in the future. The security agreement also permits us to withdraw the cash held in escrow for funding of capital expenditures on the 19 encumbered properties. Subsequent to year-end, through March 10, 2003, the servicer had held $4.3 million of additional funds in escrow.

Use of Asset Sales Proceeds

      As discussed elsewhere, one of our key short-term strategies is to sell selected non-core assets, many of which were acquired as part of a portfolio. These “non-core assets” generally possess one or more of the following characteristics:

•	limited future growth potential;

•	secondary market location;

•	secondary brand affiliation;

•	higher than average capital expenditure requirements; or

•	our portfolio is over-weighted in the market.

      We believe that these asset sale transactions will have the following benefits:

•	improve the overall quality of the hotel assets remaining in our portfolio;

•	enhance the ability of our portfolio to perform well in all cycles of the economy;

•	enhance future growth prospects when strength returns to the economy;

•	reduce future capital requirements on a relative basis; and

•	reduce our leverage and requirements on our liquidity resources.

      Our plan is to monitor our operations and developments in the economic and geopolitical environment. To the extent we complete additional asset dispositions, and we believe that our liquidity levels are appropriate, we will consider applying proceeds from those dispositions to repurchase debt and reinvest in our core assets.

Assets Currently Being Marketed

      We continue to focus on a deleveraging strategy, including the expansion of our program of selling non-core assets. Initially, we intend to retain the proceeds from any asset sales for additional liquidity. To the extent we complete additional asset dispositions, and we believe that our liquidity levels are appropriate, we will consider applying proceeds from asset sales to repurchase debt and reinvest in our core assets. We sold five hotels in 2002 and one hotel in January 2003. As of February 12, 2003, we were actively marketing eight additional assets as part of our non-core asset disposition plan. Subsequently, based on our decision to raise additional cash to reduce our overall leverage and provide additional capital for reinvestment in our core holdings, we changed our expectation about our holding period for certain other hotels. We plan to market another eight hotels, which will increase the number of marketed assets to sixteen. Based on our expected proceeds of approximately $100 million to $110 million, we will record an impairment charge in the first quarter of 2003 in an expected range of $50 million to $55 million. Our ability to realize these estimated proceeds is, however, dependent upon finding qualified buyers willing to pay a purchase price that we consider reasonable.

      In addition, we are frequently approached by potential buyers interested in other assets that we might consider selling and have recently engaged in discussions with some of those potential buyers of hotel assets, both on an individual and a portfolio basis. Any such portfolio may include both core and non-core assets, if the disposition arrangement would be beneficial to shareholder value. However, there can be no assurance that any such transactions will be concluded. Any additional sales of assets under these scenarios may result in additional impairment charges in future periods, if and when the assets are actively marketed. While we always consider any opportunities that may improve our financial condition or results of operations, we have not committed to the disposition of any of these other assets at this time. As such, we are not able at this time to estimate the timing or the amount of any impairment charges that might result. We are aided in our disposition program by the fact that we can terminate any management agreement of any hotel we sell, in some cases, subject to the payment of a fee, as well as the fact that 83 of our 106 assets are unencumbered and only 13 of those assets are subject to ground leases.

Capital Resources

      We make ongoing capital expenditures in order to keep our hotels competitive in their markets and to comply with franchise obligations, as described further in “Operating Risks” (the potential adverse impact of our failure to meet the requirements contained in our franchise and licensing agreements) included in Item 1 — Risk Factors of this Annual Report on Form 10-K. We fund our capital expenditures primarily from cash generated from operations and existing cash on hand, but may also use proceeds from the sales of non-core assets to provide capital for renovation work. We invested approximately 5% of total hotel revenues for ongoing capital expenditures during 2002, or $47 million (including $4 million of capitalized interest), and we anticipate investing $40 million to $50 million on capital expenditure programs in 2003. These ongoing programs will include room and facilities refurbishments, renovations, and furniture and equipment replacements. We will be shifting a portion of our 2003 planned capital expenditures to the second half of the year due to the current sluggish economy and uncertainty in the current economic operating environment. If operating conditions warrant, we may defer elements of our capital expenditure program to 2004.

      We believe cash on hand and cash generated by operations will be sufficient to fund our existing working capital requirements, ongoing capital expenditures, and debt service requirements. Our future capital decisions will also be made in response to specific acquisition and/or investment opportunities, depending on conditions in the capital and/or other financial markets.

OTHER FINANCIAL INFORMATION

Critical Accounting Policies

      Our consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. Preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to the impairment of long-lived assets and the recording of certain accrued liabilities. Some of our estimates are material to the financial statements. These estimates are therefore particularly sensitive as future events could cause the actual results to be significantly different from our estimates.

      Our critical accounting policies include the accounting for the impairment or disposal of long-lived assets and the classification of properties as held for sale. Our hotel properties generally fall into two categories, held for use and held for sale. Our held for use properties may include those that we are actively marketing. Until such time as our criteria for held for sale are met, as described below in further detail, we maintain classification as an operational asset. At the time we determine an asset to meet the criteria noted below, we reclassify the asset and its operations to discontinued operations. Both categories are subject to an impairment analysis whenever events or changes in circumstances indicate that the carrying value may be impaired.

Accounting for the impairment or disposal of long-lived assets

      We adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS No. 144 requires the current and prior period operating results of any asset that has been classified as held for sale or had been disposed of on or after January 1, 2002 and where we have no continuing involvement, including any gain or loss recognized, to be recorded as discontinued operations.

      The provisions of SFAS No. 144 also require that whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset, or in the case of an asset actively being marketed but not yet held for sale, we look at a range of expected sale prices. If the analysis indicates that the carrying value is not recoverable from these estimates of cash flows, we write down the asset to estimated fair value and recognize an impairment loss. Any impairment losses we recognize on assets held for use are recorded as operating expenses. We record any impairment losses on assets held for sale as a component of discontinued operations. Based on current economic conditions and our continuing forecast and outlooks for future periods, we may be required in future periods to recognize additional impairment charges if circumstances indicate at that time that the carrying value of the assets may be impaired.

Classification of properties as held for sale

      Real estate companies have differing standards with respect to which properties may be classified as “held for sale.” We classify the properties we are actively marketing as held for sale once all of the following conditions are met:

•	Our board has approved the sale,

•	We have a fully executed agreement with a qualified buyer which provides for no significant outstanding or continuing obligations with the property after sale, and

•	We have a significant non-refundable deposit.

      We carry properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. We cease depreciation at the time the asset is classified as held for sale. If material to our total portfolio, we segregate the held for sale properties on our consolidated balance sheet. We also reclassify the operating results of properties held for sale as discontinued operations for all periods presented.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

      We have future long-term debt and ground lease obligations related to our consolidated entities and properties. As of December 31, 2002, we were not involved in any off-balance sheet arrangements with MIP.

      The following table summarizes our aggregate contractual obligations as of December 31, 2002 (in thousands):

		Less than	One to	Three to
	Total	One Year	Three Years	Five Years	Thereafter

Long-term debt, net of unamortized discount(a):
Senior unsecured notes	$943,941	$—	$—	$299,326	$644,615
Secured facility	314,626	5,108	13,094	23,132	273,292
Senior subordinated notes	203,205	—	—	203,205	—
Convertible notes	154,300	—	154,300	—	—
Mortgage debt and other	38,030	2,567	12,518	7,571	15,374

Total long-term debt	1,654,102	7,675	179,912	533,234	933,281

Ground lease obligations	63,536	1,317	2,997	4,281	54,941

Aggregate contractual obligations	$1,717,638	$8,992	$182,909	$537,515	$988,222

(a)	For a description of the material terms of our long-term debt, see “Financial Condition, Liquidity and Capital Resources — Long-Term Debt” section above.

New Accounting Pronouncements

      The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” in January 2003. The interpretation addresses how to identify variable interest entities and when to consolidate those entities. Consolidation of variable interest entities is required by the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for interests in variable interest entities that were acquired prior to February 1, 2003. We do not expect the adoption of this interpretation to have a material effect on our results of operations or financial condition.

      The FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, in November 2002. For 2002, the interpretation requires disclosures, which we have included in Footnote 12, “Commitments and Contingencies.” Beginning in 2003, the interpretation requires recognition of liabilities at their fair value for newly issued guarantees. We do not expect the adoption of the recognition provisions of this interpretation to have a material effect on our results of operations or financial condition.

      The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4 (Reporting Gains and Losses from Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers) and No. 64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of SFAS No. 13 (Accounting for Leases), Technical Corrections,” in April 2002. The rescission of SFAS No. 4 and No. 64 requires that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. It also requires prior period gains or losses that are not from unusual or infrequent transactions to be reclassified as an operational expense. The amendment to SFAS No. 13 requires that if a capital lease is modified in such a way that the change in terms creates a new agreement classified as an operating lease, then the original capital lease asset and obligation be removed and a gain or loss be recognized for the difference. The new lease will be accounted for as any other operating lease. SFAS No. 44 does not apply to us. We will adopt the provisions of this statement beginning on January 1, 2003. Our prior period extraordinary items will be reclassified as operational expenses during 2003, and in the future we expect any gains and losses from the extinguishment of our debt to be classified as operational. We do not expect the adoption of the other provisions to have a material effect on our results of operations or financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our policy is to manage interest rates through the use of a combination of fixed and variable rate debt. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve our objectives, we borrow at a combination of fixed and variable rates, and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We only enter into derivative or interest rate transactions for cash flow hedging purposes. We do not engage in speculative transactions.

      As of December 31, 2002, all of our outstanding debt carried fixed rates of interest, as follows:

		Average
Expected Maturity	Fixed Rate	Interest Rate

2003	$8,263	8.22%
2004	170,669	5.13
2005	8,666	8.13
2006	9,407	8.13
2007	213,417	8.68
Thereafter	1,243,680	9.06

Total	$1,654,102	8.59%

Fair Value at 12/31/02	$1,463,699

      Our $100 million senior revolving credit facility is our only variable rate debt. As of December 31, 2002, we had no outstanding borrowings under this facility, and we do not anticipate the need to draw on it during 2003.

      Upon the issuance in February 2002 of $200 million aggregate principal amount of 9.13% senior unsecured notes due 2011, we reduced the borrowings under our previous senior secured credit facility by $195 million. As a result of this financing, we re-designated two swap agreements as non-hedging derivatives. These swap agreements had notional principal amounts of approximately $200 million and were originally designated to hedge variable rate borrowings under our senior secured credit facility that were repaid. We recognized a $4.7 million loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid. The swap agreements expire between April and July 2003. These swap agreements are currently being marked to market through operations. For the years ended December 31, 2002 and 2001, we have made cash payments on these swaps of approximately $12.1 million and $6.3 million, respectively. These cash payments are expensed in our statement of operations.

      As of December 31, 2002, the 30-day LIBOR was 1.38%. If LIBOR remains at that rate through July 2003, we would make additional cash payments of approximately $3.4 million. If LIBOR increases or decreases by 50 basis points during this same period, our payments would decrease or increase by approximately $0.4 million.

      Our Canadian operations were not material to our consolidated financial position as of December 31, 2002 and 2001, or our consolidated results of operations and cash flows for each of the years in the three-year period ended December 31, 2002. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on our future cash flows we would receive from our foreign subsidiaries. Foreign currency transaction gains and losses were not material to our results of operations for the same periods. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

      All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

MeriStar Hospitality Corporation:

      We have audited the accompanying consolidated balance sheets of MeriStar Hospitality Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of MeriStar Hospitality’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeriStar Hospitality Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in note 2, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in 2002.

/s/ KPMG LLP KPMG LLP

Washington, D.C.

February 12, 2003, except as to notes 4 and 15,
  which are as of March 27, 2003

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(Dollars and shares in thousands, except per share amounts)

	2002	2001

ASSETS
Investments in hotel properties	$3,057,658	$3,183,677
Accumulated depreciation	(497,721)	(397,380)

	2,559,937	2,786,297
Restricted cash	20,365	21,304
Investments in and advances to affiliates	41,714	41,714
Due from Interstate Hotels & Resorts	—	8,877
Note receivable from Interstate Hotels & Resorts	42,052	36,000
Prepaid expenses and other assets	43,228	45,042
Accounts receivable, net of allowance for doubtful accounts of $848 and $973	56,828	47,178
Cash and cash equivalents	33,896	23,448

	$2,798,020	$3,009,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$1,654,102	$1,700,134
Accounts payable and accrued expenses	109,790	130,099
Accrued interest	52,907	45,009
Due to Interstate Hotels & Resorts	10,500	—
Other liabilities	18,013	22,258

Total liabilities	1,845,312	1,897,500

Minority interests	74,422	89,797
Stockholders’ equity:
Common stock, par value $0.01 per share Authorized — 250,000 shares Issued — 49,555 and 48,761 shares	495	487
Additional paid-in capital	1,196,025	1,183,463
Retained deficit	(230,870)	(68,241)
Accumulated other comprehensive loss	(7,052)	(12,503)
Unearned stock-based compensation	(3,638)	(5,287)
Common stock held in treasury — 4,324 and 4,237 shares	(76,674)	(75,356)

Total stockholders’ equity	878,286	1,022,563

	$2,798,020	$3,009,860

                                   See accompanying notes to the consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands, except per share amounts)

	2002	2001	2000

Revenue:
Hotel operations:
Rooms	$634,920	$689,215	$—
Food and beverage	257,034	265,815	—
Other hotel operations	73,817	80,385	—
Office rental, parking and other revenue	17,682	16,829	8,609
Participating lease revenue	—	5,094	377,424

Total revenue	983,453	1,057,338	386,033

Hotel operating expenses:
Rooms	156,773	167,265	—
Food and beverage	184,913	191,838	—
Other hotel operating expenses	43,003	43,032	—
Office rental, parking and other expenses	3,004	3,057	2,523
Other operating expenses:
Administrative and general	170,456	166,726	9,431
Property operating costs	149,971	156,350	—
Depreciation and amortization	119,998	113,278	107,554
Property taxes, insurance and other	67,732	73,418	46,015
Loss on asset impairments	63,364	32,335	—
Write-down of note receivable with Interstate Hotels & Resorts	14,517	—	—
Loss on fair value of non-hedging derivatives	4,735	6,666	—
Change in fair value of non-hedging derivatives, net of swap payments	4,446	—	—
Write-off of deferred financing costs	3,144	—	—
Swap termination costs	—	9,297	—
Write-down of investment in STS Hotel Net	—	2,112	—
FelCor merger costs	—	5,817	—
Costs to terminate leases with Prime Hospitality Corporation	—	1,315	—

Operating expenses	986,056	972,506	165,523

Operating (loss) income	(2,603)	84,832	220,510
Interest expense, net	136,429	122,472	117,613

(Loss) income before minority interests, (loss) gain on sale of assets, income taxes, discontinued operations, and extraordinary (loss) gain	(139,032)	(37,640)	102,897
Minority interests	10,574	2,958	(10,240)
(Loss) gain on sale of assets	—	(2,176)	3,495
Income tax benefit (expense)	1,479	1,101	(1,923)

(Loss) income from continuing operations	(126,979)	(35,757)	94,229
Discontinued operations:
(Loss) income from discontinued operations before tax (expense) benefit	(34,956)	(4,413)	8,753
Income tax benefit (expense)	687	121	(175)

(Loss) income from discontinued operations	(34,269)	(4,292)	8,578

(Loss) income before extraordinary (loss) gain	(161,248)	(40,049)	102,807

Extraordinary (loss) gain on early extinguishment of debt, net of tax effect of $(57) in 2001 and $62 in 2000	—	(2,713)	3,054

Net (loss) income	$(161,248)	$(42,762)	$105,861

	2002	2001	2000

Earnings per share:
Basic:
(Loss) income from continuing operations	$(2.83)	$(0.81)	$2.02
(Loss) income from discontinued operations	(0.76)	(0.10)	0.19
Extraordinary (loss) gain	—	(0.06)	0.07

Net (loss) income	$(3.59)	$(0.97)	$2.28

Diluted:
(Loss) income from continuing operations	$(2.83)	$(0.81)	$1.97
(Loss) income from discontinued operations	(0.76)	(0.10)	0.17
Extraordinary (loss) gain	—	(0.06)	0.06

Net (loss) income	$(3.59)	$(0.97)	$2.20

                 See accompanying notes to the consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars and shares in thousands)

	Common Stock
							Accumulated
							Other
	Issued		Treasury		Additional	Retained	Comprehen-	Unearned
					Paid In	Earnings	sive Income	Stock-Based
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Loss)	Compensation	Total

Balance, January 1, 2000	47,664	$477	(407)	$(6,252)	$1,164,750	$30,168	$(5,247)	$—	$1,183,896
Comprehensive income:
Net income	—	—	—	—	—	105,861	—	—	105,861
Foreign currency translation Adjustment	—	—	—	—	—	—	(834)	—	(834)

Comprehensive income									105,027

Issuances of common stock	133	1	—	—	1,831	—	—	—	1,832
Issuances of restricted stock	589	6	—	—	10,614	—	—	(10,620)	—
Amortization of unearned Stock-based compensation	—	—	—	—	—	—	—	3,070	3,070
Shares repurchased	—	—	(3,676)	(66,102)	—	—	—	—	(66,102)
Redemption of OP Units	77	1	—	—	23	—	—	—	24
Dividends declared	—	—	—	—	—	(93,192)	—	—	(93,192)

Balance, December 31, 2000	48,463	485	(4,083)	(72,354)	1,177,218	42,837	(6,081)	(7,550)	1,134,555
Comprehensive loss:
Net loss	—	—	—	—	—	(42,762)	—	—	(42,762)
Foreign currency translation Adjustment	—	—	—	—	—	—	(1,176)	—	(1,176)
Derivative instruments Transition adjustment	—	—	—	—	—	—	(2,842)	—	(2,842)
Change in valuation of hedging derivative instruments	—	—	—	—	—	—	(2,404)	—	(2,404)

Comprehensive loss									(49,184)

Issuances of common stock	48	—	—	—	847	—	—	—	847
Forfeiture of restricted stock	—	—	—	—	(28)	—	—	—	(28)
Amortization of unearned Stock-based compensation	—	—	—	—	—	—	—	2,263	2,263
Shares repurchased	—	—	(154)	(3,002)	—	—	—	—	(3,002)
Redemption of OP Units	250	2	—	—	5,426	—	—	—	5,428
Dividends declared	—	—	—	—	—	(68,316)	—	—	(68,316)

Balance, December 31, 2001	48,761	487	(4,237)	(75,356)	1,183,463	(68,241)	(12,503)	(5,287)	1,022,563
Comprehensive loss:
Net loss	—	—	—	—	—	(161,248)	—	—	(161,248)
Foreign currency translation Adjustment	—	—	—	—	—	—	205	—	205
Change in valuation of hedging derivative instruments	—	—	—	—	—	—	511	—	511
Reclassification of loss on derivatives due to repayment of hedged debt	—	—	—	—	—	—	4,735	—	4,735

Comprehensive loss									(155,797)

Issuances of common stock	380	4	—	—	6,064	—	—	—	6,068
Amortization of unearned Stock-based compensation	—	—	—	—	—	—	—	1,649	1,649
Shares repurchased	—	—	(87)	(1,318)	—	—	—	—	(1,318)
Redemption of OP Units	414	4	—	—	6,498	—	—	—	6,502
Dividends declared	—	—	—	—	—	(1,381)	—	—	(1,381)

Balance, December 31, 2002	49,555	$495	(4,324)	$(76,674)	$1,196,025	$(230,870)	$(7,052)	$(3,638)	$878,286

See accompanying notes to the consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands)

	2002	2001	2000

Operating activities:
Net (loss) income	$(161,248)	$(42,762)	$105,861
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	123,458	117,732	111,947
Loss (gain) on sale of assets, before tax effect	21,197	2,176	(3,495)
Extraordinary loss (gain) on early extinguishment of debt, before tax effect	—	2,770	(3,116)
Loss on asset impairments	78,732	43,582	—
Write-down of note receivable with Interstate Hotels & Resorts	14,517	—	—
Write-off of deferred financing costs	3,144	—	—
Loss on fair value of non-hedging derivatives	4,735	6,666	—
Write-down of investment in STS Hotel Net	—	2,112	—
Minority interests	(10,574)	(2,958)	10,240
Amortization of unearned stock-based compensation	4,543	2,263	3,070
Unrealized loss on interest rate swaps recognized in net loss	(7,612)	—	—
Deferred income taxes	(2,606)	(1,109)	795
Changes in operating assets and liabilities:
Accounts receivable	(9,650)	2,855	(1,505)
Prepaid expenses and other assets	(3,401)	(2,039)	6,370
Due from/to Interstate Hotels & Resorts	6,757	13,344	(10,745)
Accounts payable, accrued expenses, accrued interest and other liabilities	(5,252)	5,503	4,615

Net cash provided by operating activities	56,740	150,135	224,037

Investing activities:
Investments in hotel properties	(47,347)	(44,476)	(90,703)
Proceeds from sales of assets	60,650	9,715	24,148
Investments in and advances to affiliates, net	—	—	(2,111)
Hotel operating cash received in lease conversions	—	3,257	—
Net (advances to) payments from Interstate Hotels & Resorts	(7,500)	(36,000)	57,110
Decrease (increase) in restricted cash	939	(1,386)	(2,730)

Net cash provided by (used in) investing activities	6,742	(68,890)	(14,286)

Financing activities:
Deferred financing costs	(4,806)	(18,927)	(1,615)
Proceeds from issuance of long-term debt	305,258	933,250	179,388
Principal payments on long-term debt	(352,466)	(871,467)	(214,724)
Proceeds from issuances of common stock	3,153	847	1,741
Purchases of OP units	—	(1,513)	(7,535)
Purchases of common stock	(1,318)	(3,002)	(66,102)
Dividends paid to stockholders	(1,846)	(89,470)	(94,062)
Distributions to minority investors	(1,214)	(8,069)	(9,212)

Net cash used in financing activities	(53,239)	(58,351)	(212,121)

Effect of exchange rate changes on cash and cash equivalents	205	304	64
Net increase (decrease) in cash and cash equivalents	10,448	23,198	(2,306)
Cash and cash equivalents, beginning of year	23,448	250	2,556

Cash and cash equivalents, end of year	$33,896	$23,448	$250

                         See accompanying notes to the consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 AND 2000
(Amounts in thousands, except per share and share amounts)

1.          Organization

      MeriStar Hospitality Corporation is a real estate investment trust, or REIT. We own a portfolio of upscale, full-service hotels and resorts in the United States and Canada. Our portfolio is diversified geographically and by franchise and brand affiliations. As of December 31, 2002, we owned 107 hotels with 27,581 rooms, all of which were leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts, Inc. (“Interstate Hotels”). Interstate Hotels was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation.

      We were created on August 3, 1998, when American General Hospitality Corporation, a corporation operating as a real estate investment trust, merged with CapStar Hotel Company. In connection with this merger, we created MeriStar Hotels & Resorts, Inc. (now part of Interstate Hotels) to be the lessee and manager of nearly all of our hotels.

      On January 1, 2001, changes to the federal tax laws governing REITs became effective. Those changes are commonly known as the REIT Modernization Act, or RMA. As permitted by the RMA, we formed a number of wholly-owned taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

•	Managing the properties they lease (our taxable subsidiaries must enter into an “arm’s-length” management agreement with an independent third-party manager actively involved in the trade or business of hotel management and manages properties on behalf of other owners);

•	Leasing a property that contains gambling operations; and

•	Owning a brand or franchise.

      Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage all of our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to Interstate Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to 1.5% of total hotel revenue. All of the agreements, except for three agreements with terms that renew annually, have an initial term of 10 years with three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

2.          Summary of Significant Accounting Policies

      Principles of Consolidation. Our consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

      We use the equity method to account for investments in unconsolidated joint ventures and affiliated companies in which we hold a voting interest of 50% or less and exercise significant influence. We use the cost method to account for our investments in entities in which we do not have the ability to exercise significant influence.

      Use of Estimates. Preparing financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

      Investments in Hotel Properties. We record investments in hotel properties at cost (the allocated purchase price for hotel acquisitions) or at fair value at the time of contribution (for contributed property). We depreciate buildings using the straight-line method over a life of 40 years. We depreciate furniture, fixtures and equipment using the straight-line method over lives ranging from five to seven years. For the years ended December 31, 2002, 2001 and 2000, we capitalized interest of $3,993, $6,098, and $8,613, respectively.

      Held for Sale Properties. We classify the properties we are actively marketing as held for sale once all of the following conditions are met:

•	Our board has approved the sale,

•	We have a fully executed agreement with a qualified buyer which provides for no significant outstanding or continuing obligations with the property after sale, and

•	We have a significant non-refundable deposit.

      We carry properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. We cease depreciation at the time the asset is classified as held for sale. If material to our total portfolio, we segregate the held for sale properties on our consolidated balance sheet.

      Impairment or Disposal of Long-Lived Assets. We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS No. 144 requires the current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002 and where we have no continuing involvement, including any gain or loss recognized, to be recorded as discontinued operations.

      The provisions of SFAS No. 144 also require that whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (including property and equipment and all intangibles) may be impaired that an analysis be performed to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations of the asset, or in the case of an asset actively being marketed but not yet held for sale, we look at a range of expected sales prices. If the analysis indicates that the carrying value is not recoverable from these estimates of cash flows, we write down the asset to estimated fair value and recognize an impairment loss. Any impairment losses we recognize on assets held for use are recorded as operating expenses. We record any impairment losses on assets held for sale as a component of discontinued operations.

      Intangible Assets. Intangible assets consist primarily of deferred financing fees. We amortize these deferred fees on a straight-line basis (which approximates the interest method) over the lives of the related borrowings.

      Cash Equivalents and Restricted Cash. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash represents amounts held in escrow in accordance with the requirements of certain of our credit facilities.

      Income Taxes. We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes reflect the tax consequences on future years of differences between the tax and financial reporting bases of assets and liabilities.

      In conjunction with the merger on August 3, 1998, we became a REIT and are no longer subject to federal income taxes, provided that we comply with various requirements necessary to maintain REIT status. REITs are subject to state and local taxes in certain jurisdictions.

      Revenue Recognition. Prior to January 1, 2001, we earned participating lease revenue from the lease of our hotel operating properties. Participating lease revenue represented lease payments from lessees pursuant to participating lease agreements. Effective January 1, 2001, in conjunction with the RMA, we began to earn room, food and beverage, and other revenue through the operations of our hospitality properties. We did earn participating lease revenues from eight hotels in 2001. We recognize hotel operational revenues as hotel services are delivered. Office, retail and parking rentals are generally recognized on a straight-line basis over the terms of the respective leases.

      Derivative Instruments and Hedging Activities. We adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and 138, on January 1, 2001. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income based on whether the derivative has been designated as a hedge.

      Our policy is to manage interest rates through the use of a combination of fixed and variable rate debt. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. We only enter into derivative or interest rate transactions for cash flow hedging purposes.

      Stock-Based Compensation. We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock option compensation programs. As we grant compensation awards at market value, no compensation cost has been recognized. For our other equity-based compensation plans, we record the fair value of the cost at the time of issuance and recognize compensation expense over the respective vesting period. We will adopt the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended in December 2002 by SFAS No. 148, on January 1, 2003 for our stock option compensation programs. As permitted by SFAS No. 148, we will elect to apply the provisions prospectively, which will include recognizing compensation expense for only those stock options issued in 2003 and forward. We do not expect the adoption of the recognition provisions to have a material effect on our results of operations or financial condition. We have adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method. We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Risk-free interest rate	2.1%	3.6%	6.71%
Dividend rate	—	$1.525	$2.02
Volatility factor	0.04	0.57	0.27
Weighted average expected life	3.77 years	3.10 years	3.06 years

      Had compensation cost for stock options been determined based on the fair value at the grant date for awards under our plans, our net (loss) income and per share amounts would have been reduced to the pro forma amounts indicated as follows:

	Year Ended December 31,
	2002	2001	2000

Net (loss) income, as reported	$(161,248)	$(42,762)	$105,861
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	4,692	4,434	1,958
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,526)	(9,098)	(5,381)

Net (loss) income, pro forma	$(162,082)	$(47,426)	$102,438

	Year Ended December 31,
	2002	2001	2000

Earnings per share:
Basic, as reported	$(3.59)	$(0.97)	$2.28
Basic, pro forma	$(3.61)	$(1.08)	$2.20

Diluted, as reported	$(3.59)	$(0.97)	$2.20
Diluted, pro forma	$(3.61)	$(1.08)	$2.13

Weighted average fair value of options granted	$0.72	$6.59	$3.75

      The effects of applying SFAS No. 123 for disclosing pro forma compensation costs may not be representative of the actual effects on reported net income and earnings per share in future years.

      Foreign Currency Translation. We maintain the results of operations for our four Canadian hotels in Canadian dollars and translate those results to U.S. dollars using the average exchange rates for each period. We translate assets and liabilities using the exchange rate in effect at the balance sheet date. We reflect any resulting translation adjustments in accumulated other comprehensive income (loss).

      New Accounting Pronouncements. The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” in January 2003. The interpretation addresses how to identify variable interest entities and when to consolidate those entities. Consolidation of variable interest entities is required by the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for interests in variable interest entities that were acquired prior to February 1, 2003. We do not expect the adoption of this interpretation to have a material effect on our results of operations or financial condition.

      The FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, in November 2002. For 2002, the interpretation requires disclosures, which we have included in Footnote 12, “Commitments and Contingencies.” Beginning in 2003, the interpretation requires recognition of liabilities at their fair value for newly issued guarantees. We do not expect the adoption of the recognition provisions of this interpretation to have a material effect on our results of operations or financial condition.

      The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4 (Reporting Gains and Losses from Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers) and No. 64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of SFAS No. 13 (Accounting for Leases), Technical Corrections,” in April 2002. The rescission of SFAS No. 4 and No. 64 requires that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. It also requires prior period gains or losses that are not from unusual or infrequent transactions to be reclassified as an operational expense. The amendment to SFAS No. 13 requires that if a capital lease is modified in such a way that the change in terms creates a new agreement classified as an operating lease, then the original capital lease asset and obligation be removed and a gain or loss be recognized for the difference. The new lease will be accounted for as any other operating lease. SFAS No. 44 does not apply to us. We will adopt the provisions of this statement beginning on January 1, 2003. Our prior period extraordinary items will be reclassified as operational expenses during 2003, and in the future we expect any gains and losses from the extinguishment of our debt to be classified as operational. We do not expect the adoption of the other provisions to have a material effect on our results of operations or financial condition.

      Classification. We have reclassified certain prior year amounts to conform to the current year presentation.

3.          Investments in Hotel Properties

      Investments in hotel properties consisted of the following:

	December 31,

	2002	2001

Land	$288,611	$310,921
Buildings	2,371,861	2,473,651
Furniture, fixtures and equipment	361,197	354,392
Construction-in-progress	35,989	44,713

	$3,057,658	$3,183,677

      Due to changes in economic conditions and our deleveraging strategy, which includes the potential sales of non-core assets, we performed an analysis to determine the recoverability of each of our hotel properties during both the years ended December 31, 2002 and 2001. We recognized an impairment loss of $78,732 during the fourth quarter of 2002. A portion of this loss, $15,368, related to an asset classified as held for sale at December 31, 2002, and is therefore included in loss from discontinued operations in the accompanying consolidated statements of operations. We recognized an impairment loss of $43,582 during the fourth quarter of 2001. Certain of these assets were sold during 2002, and as required by SFAS No. 144, the associated impairment loss of $11,247 recognized in 2001, as well as the assets’ related operations for all periods presented, have been reclassified to loss from discontinued operations in the accompanying consolidated statements of operations.

4.          Investments in and Advances to Affiliates

      We have ownership interests in certain unconsolidated joint ventures and affiliated companies.

      In conjunction with the lease assignments from MeriStar Hotels (now Interstate Hotels) on January 1, 2001, we acquired an ownership interest in Ballston Parking Associates for $1,629. We account for this investment using the cost method.

      In 1999, we invested $40,000 in MeriStar Investment Partners, LP (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our investment is in the form of a preferred partnership interest, in which we receive a 16% preferred return on our investment. We account for this investment using the cost method. As of December 31, 2002, cumulative preferred returns of $10,808 were due from MIP. We have included this receivable in accounts receivable on the accompanying consolidated balance sheet. Due to restrictions placed on MIP by its existing bank covenants, MIP was required to use excess cash flow for principal amortization rather than distributions to equity holders. We evaluate the collectibility of our preferred return based on the underlying value of the hotel properties and our preference to distributions. On March 27, 2003, MIP completed a refinancing of its long-term debt, which allows the release of excess cash flow to pay our preferred return currently. We expect to begin receiving distributions representing payments of our current return during the second quarter of 2003. In the future, we expect that our cumulative unpaid preferred returns will be paid from excess cash flow above our current return and from potential disposition proceeds in excess of debt allocated to individual assets. Given the current economic environment, we do not expect the partnership’s operations to provide adequate cash flow in the near term for significant repayments of our cumulative unpaid preferred returns.

5.          Long-Term Debt

      Long-term debt consisted of the following:

	December 31,

	2002	2001

Senior unsecured notes	$950,000	$750,000
Credit facility	—	224,000
Secured facility	314,626	319,788
Senior subordinated notes	205,000	205,000
Convertible notes	154,300	154,300
Mortgage debt and other	38,030	52,335
Unamortized issue discount	(7,854)	(5,289)

	$1,654,102	$1,700,134

      Aggregate future maturities as of December 31, 2002 were as follows:

2003	$8,263
2004	170,669
2005	8,666
2006	9,407
2007	213,417
Thereafter	1,243,680

$1,654,102

      Senior unsecured notes. In February 2002, we issued $200,000 ($196,250, net of discount) aggregate principal amount of 9.13% senior unsecured notes due 2011. We used the proceeds from the issuance of these notes to repay approximately $195,000 of the outstanding balance under our previous revolving credit facility.

      In December 2001, we issued $250,000 aggregate principal amount of 10.5% senior notes due June 2009. The net proceeds from the sale of $248,420 were used to repay amounts outstanding under our previous credit facility. The repayments of term loans under the credit facility resulted in an extraordinary loss of $1,527 ($1,489, net of tax) from the write-off of deferred financing costs related to the amounts repaid.

      In January 2001, we issued $300,000 aggregate principal amount of 9.0% senior notes due 2008 and $200,000 of 9.13% senior notes due 2011. The net proceeds from the sale of $492,000 were used to repay amounts outstanding under our previous credit facility, and to make payments to terminate certain swap agreements that hedged variable rate loans that were repaid. The repayments of term loans under the credit facility resulted in an extraordinary loss of $1,243 ($1,224, net of tax) from the write-off of deferred financing costs related to the amounts repaid.

      The total $950,000 notes are unsecured obligations of certain subsidiaries of ours, and we guarantee payment of principal and interest on the notes. These notes contain various restrictive incurrence covenants, limiting our ability to transact certain business activities, including additional borrowings, if specific financial thresholds are not achieved. One of those thresholds is maintaining a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity). As of December 31, 2002, our fixed charge coverage ratio was 1.6 to 1, and therefore we were not able to enter into certain transactions. These limitations include the repurchase of our stock, the issuance of any preferred stock, the payment of dividends (unless required to maintain our status as a REIT), the incurrence of any additional debt, or the repayment of outstanding debt before it comes due. There are certain exceptions, or “carve-out,” features with respect to the incurrence of additional debt and early repayment of debt features in the indentures.

      Credit facility. In conjunction with the merger between CapStar Hotel Company and American General Hospitality Corporation in 1998, we entered into a $1,000,000 senior secured credit facility. The credit facility was structured as a $300,000, five-year term loan facility; a $200,000, five-and-a-half year term loan facility; and a $500,000, three-year revolving credit facility with two, one-year optional extensions. As described above, we used the proceeds from the sales of the senior unsecured notes issued in 2001 to repay amounts outstanding under the two term loans. The credit facility was secured by our common stock and our general partnership, limited partnership and limited liability ownership interests in our subsidiaries. The interest rate on the term loans and revolving facility ranged from 100 to 200 basis points over the 30-day London Interbank Offered Rate, or LIBOR, depending on certain financial performance covenants and long-term senior unsecured debt ratings.

      In December 2001, we amended the terms of this credit facility, permanently relaxing the financial covenants and extending the maturity date of the revolver from February 2002 to February 2003. We incurred $4,382 of financing costs related to the amended agreement.

      In February 2002, we amended the revolving credit facility, reducing the revolving commitments to $310,000. In March 2002, we reduced the borrowing capacity again from $310,000 to $150,000. We recognized a $1,529 loss due to the write-off of deferred financing costs related to this reduction in our borrowing capacity.

      New credit facility. On October 29, 2002, we entered into a new three-year $100,000 senior revolving credit facility, secured by the equity interest in most of our subsidiaries. The initial interest rate is LIBOR plus 388 basis points. We terminated our previous credit facility with this new revolving credit facility. We also wrote off $1,615 of deferred financing fees related to the termination. As of December 31, 2002, there were no outstanding borrowings on this facility.

      This facility contains customary compliance measures we must meet in order to borrow on the facility, which became more stringent on a quarterly basis beginning in the first quarter of 2003. The sale of two hotels during the fourth quarter of 2002 and one in January 2003, as well as the settlement of our note receivable with Interstate Hotels, impacted our leverage covenant due to the loss of trailing 12-month EBITDA (as defined in the credit agreement) on a pro forma basis. While we cannot currently borrow under the facility, we have obtained a waiver of compliance with this leverage covenant from our lending group through May 20, 2003. We do not expect this compliance measurement to have a material impact on our operations as we do not anticipate the need to draw on this facility during 2003. We intend to either negotiate an amendment to this facility to maintain our future compliance until such time as we apply our unrestricted cash to reduce our leverage, or we may terminate the facility.

      Secured facility. In 1999, we completed a $330,000 10-year non-recourse financing secured by a portfolio of 19 hotels. The loan bears a fixed interest rate of 8.01% and matures in 2009. We used the majority of the net proceeds to repay amounts outstanding under our prior credit facilities.

      Our secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and funding of capital expenditures. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income after payment of FF&E reserves and franchise fees (“NOI”) for the trailing twelve months declines below $57,000. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $4,500 of cash was held in escrow under this provision as of December 31, 2002. Additional amounts continue to be held in escrow. The security agreement permits us to substitute unleveraged properties into the portfolio in place of existing properties in order to increase the NOI to a level at which the portfolio will meet this requirement. We have begun discussions with the servicer regarding this substitution and expect to be able to do so, thus resulting in the release of any Excess Cash held in escrow. Implementation of this solution is subject to rating agency approval and qualification for Real Estate Mortgage Investment Conduit purposes. There can be no assurance that the hotels will reach the minimum cash flow in the future.

      Senior subordinated notes. We completed in 1997 the offering of $150,000 aggregate principal amount ($149,799, net of discount) of 8.75% senior subordinated notes due 2007. The related indenture contains various restrictive covenants, which are similar to those in our senior unsecured notes. These notes are unsecured obligations and provide for semi-annual payments of interest each February 15 and August 15.

      In 1999, we issued $55,000 aggregate principal amount ($51,906, net of discount) of 8.75% senior subordinated notes due 2007 under an indenture substantially similar to that governing the 1997 notes. The net proceeds of $51,219 were used to repay amounts outstanding under our previous credit facility and to invest in MIP (as discussed in footnote 4). These notes are unsecured obligations and provide for semi-annual payments of interest each February 15 and August 15.

      Convertible notes. We completed in 1997 the offering of $172,500 aggregate principal amount of 4.75% convertible subordinated notes due 2004, generating net proceeds of $167,581, which were used to repay amounts outstanding under our prior credit facility and to finance certain hotel acquisitions. The convertible notes are unsecured obligations and provide for semi-annual payments of interest on April 15 and October 15. During 2000, we repurchased $18,200 of these convertible notes at a discount, resulting in an extraordinary gain of $3,116 ($3,054, net of tax effect).

      Mortgage debt. In connection with the merger between CapStar Hotel Company and American General Hospitality Corporation in 1998, we assumed mortgage debt secured by seven hotels. We repaid two of the mortgages totaling $11,943 during 2002 and one in 2001 for $3,978. The mortgage debt matures between 2003 and 2012, and the interest rates on the mortgages range from 8.5% to 10.5%.

      Hedge agreements and other derivatives. Upon adoption of SFAS No. 133, we recognized a transition adjustment of $2,842 representing the fair value of our derivative instruments at January 1, 2001. We recorded a liability and corresponding charge to accumulated comprehensive loss for this amount.

      Upon the sale of our $500,000 senior unsecured notes in January 2001, we reduced the term loans under our senior secured credit facility by $300,000. At that time, we terminated three swap agreements with a notional amount of $300,000. These swap agreements were originally designated as cash flow hedges of interest rates on the variable rate term loans that were repaid. We made net payments totaling $9,297 to terminate these swap agreements, and recognized the loss in earnings.

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

      Upon the issuance of $200,000 aggregate principal amount of 9.13% senior unsecured notes due 2011 in February 2002, we reduced the borrowings under our previous senior secured credit agreement by $195,000. As a result of this financing, we re-designated two swap agreements as non-hedging derivatives. These swap agreements had notional principal amounts of approximately $200,000 and were originally designated to hedge variable rate borrowings under our senior secured credit facility that were repaid. We recognized a $4,735 loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

      As of December 31, 2002, we had two swap agreements with notional principal amounts totaling $200,000. Both of these swap agreements have been converted to non-hedging derivatives due to our repayment of the floating-rate borrowings they originally hedged. The swap agreements expire between April and July 2003. These swap agreements are currently being marked to market through our statement of operations.

      We have exposure going forward as the change in fair value of our non-hedging derivatives will have an impact on our operations. During the year ended December 31, 2002, we recognized $7,612 of income related to these interest rate swaps. For the years ended December 31, 2002 and 2001, we made cash payments on these swaps of approximately $12,058 and $6,285, respectively. The change in fair value during 2002 and the swap payments are netted together on our statement of operations. The fair value of these swap agreements was a liability of $3,977 at December 31, 2002, and is included in other liabilities in the accompanying consolidated balance sheets.

      In anticipation of the August 1999 completion of our secured facility, we entered into two separate hedge transactions during July 1999. Upon completion of the secured facility, we terminated the underlying treasury lock agreements, resulting in a net payment to us of $5,100. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the secured facility is 7.76%.

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

      As of December 31, 2002, all of our debt was fixed. Our overall weighted average interest rate was 8.6%. The fair value of our fixed rate long-term debt was $1,463,699 at December 31, 2002. We determined fair value based on market prices as of December 31, 2002.

6.          Income Taxes

      When the RMA became effective on January 1, 2001, we formed taxable subsidiaries to lease certain of our properties. These subsidiaries are subject to taxation similar to subchapter C-corporations. The income of these taxable subsidiaries is subject to federal and state income taxes. In addition, the REIT is also subject to income taxes in certain state and local jurisdictions.

      Our income taxes were allocated as follows:

	2002	2001	2000

Tax (benefit) expense on (loss) income before discontinued operations and extraordinary (loss) gain	$(1,479)	$(1,101)	$1,923
Tax (benefit) expense on discontinued operations	(687)	(121)	175
Tax (benefit) expense on extraordinary (loss) gain	—	(57)	62

Total income tax (benefit) expense	$(2,166)	$(1,279)	$2,160

      Our effective income tax rate differs from the federal statutory income tax rate as follows:

	2002	2001	2000

Statutory tax rate	35.0%	35.0%	35.0%
Effect of REIT dividends paid deduction	(35.0)	(34.3)	(35.0)
State and local taxes	1.2	1.8	1.7
Difference in effective rate on foreign subsidiaries	0.1	0.2	0.3

	1.3%	2.7%	2.0%

      The components of income tax (benefit) expense were as follows as of December 31:

	2002	2001	2000

Current:
State	$150	$400	$800
Foreign	—	100	433

	150	500	1,233
Deferred:
Federal	337	(337)	—
State	(2,543)	(1,332)	817
Foreign	(110)	(110)	110

	(2,316)	(1,779)	927

	$(2,166)	$(1,279)	$2,160

      The tax effects of the principal temporary differences that give rise to our net deferred tax liability were as follows:

	December 31,

	2002	2001

Fair value of hotel assets acquired	$5,322	$6,800
Accelerated depreciation and basis difference	1,987	2,130
Asset impairments, extraordinary items and one-time charges	(1,280)	—
Accrued expenses	467	467
Net operating loss carryforwards	—	(449)
Other	219	83

Net deferred tax liability	$6,715	$9,031

      At the time of the merger between CapStar Hotel Company and American General Hospitality Corporation in 1998, we established a new basis for the acquired assets and assumed liabilities based on their fair values at the time of the merger. We established a net deferred income tax liability for the estimated future state and local income tax effect for differences between the accounting and tax bases of these assets and liabilities. As of December 31, 2002, this deferred tax liability was $5,322.

      For federal income tax purposes, the aggregate net operating loss (NOL) carryforward for our taxable subsidiaries was $25,600 as of December 31, 2002. Based on our projections of the taxable subsidiaries’ ability to utilize the NOL carryforward, we have recorded a valuation allowance to reduce the carrying value of the NOL carryforward deferred tax asset to zero at December 31, 2002.

      REITs are subject to federal income taxes in certain instances involving the disposition of hotel assets. For a period of 10 years, beginning with the first year the corporation elected REIT status, if the REIT disposes of an asset that had appreciated in value at the time of the REIT election, a corporate-level income tax may be incurred. The amount of income subject to this corporate-level tax is limited to the amount of built-in-gain established at the time of our initial REIT election. We do not anticipate disposing of any hotel assets subject to a built-in-gain and, therefore, we do not expect the REIT to incur a corporate income tax liability. Our asset dispositions in each of the years in the three-year period ended December 31, 2002 were not subject to the built-in-gains tax.

7.          Stockholders’ Equity and Minority Interests

      Common Stock Transactions. We are authorized to issue up to 100,000,000 shares of our preferred stock, par value $0.01 per share, from time to time with such rights, preferences and priorities as the Board of Directors shall designate. We have not issued any preferred stock.

      In May 2000, we implemented a stock purchase plan that allowed eligible employees to purchase our common stock at a discount from market value. We issued 2,915 shares of common stock under this plan. In September 2001, we discontinued this stock purchase plan.

      In September 1999, our Board of Directors authorized the repurchase of up to five million shares of our common stock from time to time in open market or privately negotiated transactions. We have repurchased a total of 4,324,000 shares for $76,674 through December 31, 2002.

      We issued 380,000, 48,000, and 133,000 shares of common stock related to the exercise of stock options, the conversion of POPs into common stock and dividend reinvestments during the years ended December 31, 2002, 2001, and 2000, respectively.

      OP Units. Substantially all of our assets are held indirectly by and operated through MeriStar Hospitality Operating Partnership, L.P., our subsidiary operating partnership, Commission file number 333-63768. Our operating partnership’s partnership agreement currently provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units. Holders of Common OP Units and Class B OP Units receive distributions per OP Unit equivalent to the dividend paid on each of our common shares. Holders of Class C OP Units receive a non-cumulative, quarterly distribution equal to $0.5575 per Class C OP Unit so long as the Common OP Units and Class B OP Units receive a distribution for such quarter and the dividend rate on our common stock has not exceeded $0.5575. Class C OP Units automatically convert into Common OP Units once that dividend rate is exceeded. Holders of Class D OP Units receive a 6.5% cumulative annual preferred return based on an assumed price per common share of $22.16; the return is compounded quarterly to the extent not paid on a current basis, and holders are entitled to a liquidation preference of $22.16 per Class D OP Unit. All net income and capital received by the operating partnership (after payment of the annual preferred return and, if applicable, the liquidation preference) will be shared by the holders of the Common OP Units in proportion to the number of Common OP Units in the operating partnership owned by each such holder.

      Each Common OP Unit, Class B OP Unit and Class C OP Unit held by third-parties is redeemable by the holder for cash in an amount equal to the market value of a share of our common stock or, at our option, for one share of our common stock, determined in accordance with the terms of the partnership agreement. We have the option to redeem the Class D OP Units at any time after April 1, 2000, at a price of $22.16 per share for cash or, at our option, for shares of common stock having a value equal to the redemption price. The holders have the option to redeem the Class D OP Units at any time after April 1, 2004 for cash or, at the option of the holders, for shares of common stock having a value equal to $22.16 per share. If we or the holders of the preferred Class D OP Units chose to redeem these units for common stock instead of cash, and if our common stock was valued at that time at less than $22.16 per share, we would have to issue more shares of our common stock than the number of preferred Class D OP Units being redeemed. For example, at December 31, 2002, our stock price was $6.60 per share. If the Class D OP Units were redeemed for common stock at that date, we would have issued 1,316,697 shares of our common stock, which would have represented approximately 2.9% of our then outstanding common stock.

      OP Unit holders converted 414,000, 250,000, and 77,000 of OP Units into common stock during the years ended December 31, 2002, 2001, and 2000, respectively. There were no conversions for cash during these years.

      Dividends. On March 30, 2002, June 26, 2002, and September 25, 2002, we declared our first, second, and third quarter dividends for 2002, respectively, equivalent to an annual rate of $0.03 per share of common stock and Common OP Unit. We did not declare a dividend in the fourth quarter. The amount of the dividend for each quarter was $0.01 per share. The dividends were paid on April 30, 2002, July 31, 2002, and October 31, 2002.

      On March 21, 2001, June 28, 2001, September 18, 2001, and December 17, 2001, we declared our first, second, third and fourth quarter dividends for 2001, respectively, equivalent to an annual rate of $1.525 per share of common stock and Common OP Unit. The amount of the dividend for each of the first three quarters was $0.505 per share and $0.01 per share for the fourth quarter. The dividends were paid on April 30, 2001, July 31, 2001, October 12, 2001, and January 31, 2002.

      On March 21, 2000, June 21, 2000, September 25, 2000, and December 20, 2000, we declared our first, second, third and fourth quarter dividends for 2000, respectively, equivalent to an annual rate of $2.02 per share of common stock or Common OP Unit. The amount of the dividend for each quarter was $0.505 per share. The dividends were paid on April 28, 2000, July 31, 2000, October 31, 2000, and January 31, 2001.

8.          Earnings Per Share

      The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,

	2002	2001	2000

Basic Earnings Per Share Computation:
Net (loss) income from continuing operations	$(126,979)	$(35,757)	$94,229
Dividends paid on unvested restricted stock	(4)	(502)	(1,168)

(Loss) income available to common stockholders	(126,983)	(36,259)	93,061
Weighted average number of shares of common stock outstanding	44,931	44,507	45,958

Basic (loss) earnings per share from continuing operations	$(2.83)	$(0.81)	$2.02

Diluted Earnings Per Share Computation:
(Loss) income available to common shareholders	$(126,983)	$(36,259)	$93,061
Minority interest, net of tax	—	—	554
Interest on convertible debt, net of tax	—	—	7,338
Dividends on unvested restricted stock	—	—	254

Adjusted net (loss) income	(126,983)	(36,259)	101,207

Weighted average number of basic shares of common stock outstanding	44,931	44,507	45,958
Common stock equivalents:
Operating partnership units	—	—	441
Stock options	—	—	208
Convertible debt	—	—	4,612
Restricted stock	—	—	176

Total weighted average number of diluted shares of common stock outstanding	44,931	44,507	51,395

Diluted (loss) earnings per share from continuing operations	$(2.83)	$(0.81)	$1.97

9.          Related-Party Transactions

Due to/from Interstate Hotels & Resorts

      In the normal course of managing our hotel properties, Interstate Hotels incurs day-to-day operating costs which are reimbursed by us. The balance due to Interstate Hotels of $10,500 at December 31, 2002 includes management fees due for each hotel, and reimbursements due for insurance, employee benefits, sales and marketing expenses, and other miscellaneous operating expenses. These amounts are normally paid within 30 days.

      Pursuant to an intercompany agreement, we and Interstate Hotels provide each other with, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, Interstate Hotels has a right of first refusal to become the manager of any real property we acquire. We also may provide each other with certain services. These may include administrative, renovation supervision, corporate, accounting, finance, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services, for which Interstate Hotels is compensated in an amount that we would be charged by a third party for comparable services. As of December 31, 2001, Interstate Hotels owed us $8,877 for these services, as well as for working capital deficits at the RMA lease conversion date. During the years ended December 31, 2002, 2001 and 2000, we paid Interstate Hotels a net amount of $454, $151, and $1,165, respectively, for such services.

Note Receivable From Interstate Hotels & Resorts

      Under a revolving credit agreement with Interstate Hotels through July 31, 2002, we had the ability to lend Interstate Hotels up to $50,000 for general corporate purposes. The interest rate on this credit agreement was 650 basis points over the 30-day LIBOR. Repayment of the revolving credit agreement was subordinate to Interstate Hotels’ bank debt. As of December 31, 2001, Interstate Hotels owed us $36,000 under this agreement.

      Effective January 1, 2002, Interstate Hotels issued us a term note for $13,069, which refinanced outstanding accounts payable owed to us. The interest rate, maturity date and subordinated feature were the same as that of the revolving credit agreement.

      In connection with the merger that created Interstate Hotels on July 31, 2002, Interstate Hotels paid $3,000 to reduce its borrowings outstanding on the credit agreement. Simultaneously, the credit agreement and term note were amended and combined into a term loan agreement with a principal balance of $56,069 and a maturity date of July 31, 2007. The interest rate remained at 650 basis points over the 30-day LIBOR. This term loan was subordinated to Interstate Hotels’ new bank credit facility, and the term loan did not allow for any further borrowings by Interstate Hotels. In late December 2002, we agreed to settle the term loan with Interstate Hotels for $42,100, plus accrued interest. We incurred a $14,517 charge in 2002 related to this settlement. Cash payment was received in early January 2003.

      During 2002, 2001, and 2000, we earned interest of $4,780, $5,005, and $955, respectively, from these lending arrangements.

Other Related-Party Transactions

      Of the $300,000 aggregate principal amount of 9.0% senior unsecured notes due in 2008 we issued in January 2001, $30,000 principal amount was issued at a price of 99.688% to an affiliate of Oak Hill Capital Partners. The terms and conditions of the notes purchased were identical to those purchased by third parties.

      Of the $200,000 aggregate principal amount of 9.13% senior unsecured notes due in 2011 we issued in January 2001, $20,000 principal amount was issued at a price of 99.603% to an affiliate of Oak Hill Capital Partners. The terms and conditions of the notes purchased were identical to those purchased by third parties.

      Of the $250,000 aggregate principal amount of 10.5% senior unsecured notes due in 2009 we issued in December 2001, $23,000 principal amount was issued at a price of 99.368% to an affiliate of Oak Hill Capital Partners. The terms and conditions of the notes purchased are identical to those purchased by third parties.

10.          Stock-Based Compensation

Stock Options

      In connection with the merger between CapStar Hotel Company and American General Hospitality Corporation in 1998, we adopted a new equity incentive plan. This plan authorizes us to award up to 5,565,518 options on shares of our common stock to our officers or other key employees. These options are exercisable in three annual installments and expire ten years from the grant date.

      We also adopted a new equity incentive plan for non-employee directors. The directors’ plan authorizes us to award up to 500,000 options, which are also exercisable in three annual installments and expire ten years from the grant date.

      Stock option activity for 2002, 2001 and 2000 was as follows:

	Equity Incentive Plan		Directors’ Plan

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding at January 1, 2000	4,805,928	$23.56	85,000	$22.36
Granted	140,000	16.13	30,000	19.00
Exercised	(47,153)	17.26	—	—
Canceled	(113,441)	28.62	—	—

Outstanding at December 31, 2000	4,785,334	22.68	115,000	21.34
Granted	88,500	13.33	47,500	23.00
Exercised	(41,839)	16.12	—	—
Canceled	(2,194,165)	26.87	—	—

Outstanding at December 31, 2001	2,637,830	19.47	162,500	21.83
Granted	690,000	11.05	42,500	15.41
Exercised	(201,296)	15.45	—	—
Canceled	(164,829)	20.10	—	—

Outstanding at December 31, 2002	2,961,705	$17.64	205,000	$20.49

Shares exercisable at December 31 were as follows:
2000	3,482,816	$23.99	26,667	$22.56

2001	2,020,759	$20.09	80,000	$21.69

2002	2,191,049	$19.81	119,167	$21.79

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$ 7.42 to $14.88	991,000	8.64	$11.64	404,503	$14.77
$15.60 to $19.00	622,523	5.89	16.32	407,527	15.88
$19.19 to $19.19	850,000	6.10	19.19	850,000	19.19
$19.75 to $32.42	700,182	5.50	26.19	645,186	26.57
$31.51 to $31.51	3,000	4.93	31.51	3,000	31.51

	3,166,705			2,310,216

Other Stock-Based Compensation

      As of December 31, 2002, we have granted 621,500 shares of restricted stock to our employees or to those of an affiliate. This restricted stock vests ratably over three- or five-year periods.

      On March 29, 2000, our operating partnership granted 462,500 Profits-Only OP Units, or POPs, to some of our employees pursuant to our POPs Plan. These POPs were originally eligible for vesting based on our achievement of certain financial performance criteria. During 2001, our operating partnership converted the 387,500 of outstanding POPs to fixed awards and extended the vesting period to 2004. On April 16, 2001, our operating partnership granted 350,000 POPs to some of our employees pursuant to our POPs Plan. These POPs are fixed awards and vest ratably over three years. On April 1, 2002, our operating partnership granted 25,000 POPs to some of our employees pursuant to our POPs Plan. These POPs are fixed awards and vest ratably over five years. On May 1, 2002, our operating partnership granted 162,500 POPs to one of our employees pursuant to our POPs Plan. These POPs are fixed awards and vest ratably over three years. There were 737,500 POPs outstanding and 409,028 POPs vested as of December 31, 2002.

11.          Separation and Restructuring Charges

      In 2002, we incurred $3,244 of costs related to the formal separation of management functions from Interstate Hotels. In 2001, we incurred a restructuring charge of $1,080 in connection with operational changes at our corporate headquarters. The costs for both years are included in administrative and general expenses on our income statement.

      The 2001 restructuring charge included the elimination of seven corporate staff positions and office space no longer needed under the new structure. The restructuring charge consisted of $168 of severance costs and $912 of noncancelable lease costs. During 2002, we applied $184 of lease termination costs against the restructuring reserve, and $168 in severance and $520 of lease termination costs were applied during 2001. As of December 31, 2002, $208 of the restructuring accrual remains.

12.          Commitments and Contingencies

      Litigation. In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity.

      Minimum Lease Payments. We lease the land at certain of our hotels under long-term arrangements from third parties. Certain leases contain contingent rent features based on gross revenues at the respective property. Future minimum lease payments required under these operating leases as of December 31, 2002 were as follows:

2003	$1,437
2004	1,437
2005	1,440
2006	1,427
2007	1,427
Thereafter	56,368

$63,536

      Our obligations under other operating lease commitments, primarily for equipment, are not significant.

      We lease certain office, retail and parking space to outside parties under non-cancelable operating leases with initial or remaining terms in excess of one year. Future minimum rental receipts under these leases as of December 31, 2002 were as follows:

2003	$4,697
2004	4,428
2005	2,896
2006	2,027
2007	1,456
Thereafter	1,929

$17,433

13.          Dispositions and Acquisitions

      We sold three hotels during the third quarter and two hotels during the fourth quarter of 2002. In January 2003, we sold one hotel classified as held for sale at December 31, 2002. We sold the five hotels in 2002 for $60,650, which resulted in a loss on sale of assets of $21,197 ($20,773, net of tax). We sold the one hotel in January 2003 for $12,650, and recognized an impairment loss of $15,368 on this asset during 2002. All operating results, including the loss on disposal and impairment loss, have been recorded as discontinued operations. We have reclassified prior periods to reflect operations of the six hotels as discontinued operations.

      Revenue and pre-tax (loss) income included in discontinued operations for these six hotels were:

	2002	2001	2000

Revenue	$24,092	$27,550	$14,745

Pre-tax (loss) income	$(34,956)	$(4,413)	$8,753

      During 2001, we sold two hotels and received proceeds of $9,715. The sales resulted in a loss of $2,176. The loss recognized on these sales, as well as the operating results of these hotels, were included in continuing operations, as the provisions of SFAS No. 144 requiring the presentation of such results as discontinued operations applies to only those assets classified as held for sale or disposed of on or after January 1, 2002.

      During 2001, we terminated the leases of eight of our hotels from affiliates of Prime Hospitality Corporation for a total cost of $1,315. Concurrently, we signed long-term management agreements with Interstate Hotels (formerly MeriStar Hotels) for four of these properties. The terms on the remaining three management agreements with Interstate Hotels are one year with additional one-year renewal periods.

      On May 9, 2001, we and our operating partnership entered into an Agreement and Plan of Merger with FelCor Lodging Trust Incorporated and its operating partnership. On September 21, 2001, we mutually agreed with FelCor to terminate the merger agreement due to unfavorable market conditions. We incurred $5,817 of costs related to this potential merger. The costs are reflected in our statement of operations.

      During 2000, we sold three limited-service hotels and received proceeds of $24,148. This resulted in a gain on sale of assets of $3,495. The gain recognized on these sales, as well as the operating results of these hotels, were included in continuing operations, as the provisions of SFAS No. 144 requiring the presentation of such results as discontinued operations applies to only those assets disposed of on or after January 1, 2002. We also purchased a full-service hotel in 2000 for $19,400. Of the purchase amount, $11,400 was paid in cash and $8,000 will be paid from the hotel’s future cash flow through 2005. The acquisition was funded using existing cash and borrowings on our credit facility.

14.          Segment Information

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public entities to report selected information about operating segments. Based on the guidance provided in the standard, we have determined that our business is conducted in one reportable segment, hotel ownership.

      The following summarizes certain geographic information required under the standard:

	2002	2001	2000

Revenue:
U.S.	$961,753	$1,034,071	$379,512
Canada	21,700	23,267	6,521

	$983,453	$1,057,338	$386,033

Investments in hotel properties, net:
U.S.	$2,509,117	$2,734,028
Canada	50,820	52,269

	$2,559,937	$2,786,297

15.          Subsequent Event

      We continue to focus on a deleveraging strategy, including the expansion of our program of selling non-core assets. As of February 12, 2003, we were actively marketing eight assets as part of our non-core asset disposition plan. Based on a recent decision to raise additional cash to reduce our overall leverage and provide additional capital for reinvestment in our core holdings, we changed our expectation about our holding period on eight additional hotels in our portfolio. Based on expected sales proceeds, we will record an impairment charge in the first quarter of 2003 of approximately $50,000 to $55,000.

16.          Quarterly Financial Information (Unaudited)

      Quarterly information has been restated to reflect assets sold or classified as held for sale in 2002 as discontinued operations for all periods presented.

	2002				2001

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Total revenue	$249,359	$273,226	$230,970	$229,898	$296,105	$299,482	$240,319	$221,432
Total operating expenses	226,454	236,842	222,567	300,193	252,229	244,241	228,445	247,591
Operating (loss) income	22,905	36,384	8,403	(70,295)	43,876	55,241	11,874	(26,159)
(Loss) income from continuing operations	(10,784)	2,003	(23,221)	(94,977)	11,002	22,339	(18,908)	(50,190)
Net (loss) income	(9,943)	2,973	(29,402)	(124,876)	11,815	24,560	(17,302)	(61,835)
Diluted (loss) earnings per share	(0.22)	0.06	(0.65)	(2.76)	0.25	0.52	(0.39)	(1.37)

17.          Supplemental Cash Flow Information

	2002	2001	2000

Cash paid for interest and income taxes:
Interest, net of capitalized interest	$132,977	$105,732	$120,539
Income taxes	827	698	874
Non-cash investing and financing activities:
Redemption of OP Units	6,502	5,428	24
Issuances of POPs	2,894	1,243	—
POPs converted to common stock	2,915	—	—
Dividends reinvested	—	—	91
Issuance of restricted stock	—	—	10,620
Deferred purchase price	—	—	8,000

      We received the following operating assets and assumed the following liabilities in connection with our lease conversion in 2001:

Accounts receivable	$47,200
Prepaid expenses and other	13,500
Furniture and fixtures, net of accumulated depreciation of $163	152
Investment in affiliates, net	1,629

Total operating assets received	$62,481

Accounts payable and accrued expenses	$65,706
Long-term debt	32

Total liabilities assumed	$65,738

18.          Consolidating Financial Statements

      We and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. (MHOP), our subsidiary operating partnership, are guarantors of senior unsecured notes issued by MHOP. MHOP and certain of its subsidiaries are guarantors of our unsecured subordinated notes. We own a one percent general partner interest in MHOP, and MeriStar LP, Inc., our wholly-owned subsidiary, owns approximately a 90 percent limited partner interest in MHOP. All guarantees are full and unconditional, and joint and several. Exhibit 99.1 to this Annual Report on Form 10-K presents supplementary consolidating financial statements for MHOP, including each of the guarantor subsidiaries. This exhibit presents MHOP’s consolidating balance sheets as of December 31, 2002 and 2001, consolidating statements of operations for the years ended December 31, 2002, 2001, and 2000, and consolidating statements of cash flows for the years ended December 31, 2002, 2001 and 2000.

MERISTAR HOSPITALITY CORPORATION

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002
(Dollars in thousands)

				Costs Subsequent		Gross Amount
		Initial Cost		to Acquisition		at End of Year

			Building		Building		Building	Accum-
			and		and		and	ulated	Year of
	Encum-		Improve-		Improve-		Improve-	Deprecia-	Construc-	Date
Description, Hotel Assets:	brances	Land	ments	Land	ments	Land	ments	tion	tion	Acquired	Life

Salt Lake Airport Hilton, UT	$—	$770	$12,828	$—	$4,505	$770	$17,333	$2,994	1980	3/3/1995	40
Radisson Hotel, Schaumburg, IL	—	1,080	5,131	(234)	1,084	846	6,215	1,263	1979	6/30/1995	40
Sheraton Hotel, Colorado Springs, CO	(a)	1,071	14,592	—	5,444	1,071	20,036	3,485	1974	6/30/1995	40
Hilton Hotel, Bellevue, WA	48	5,211	6,766	(441)	3,886	4,770	10,652	1,628	1979	8/4/1995	40
Marriott Hotel, Somerset, NJ	(a)	1,978	23,001	—	5,007	1,978	28,008	4,899	1978	10/3/1995	40
Westin Atlanta Airport, Atlanta, GA	—	2,650	15,926	(300)	9,671	2,350	25,597	4,345	1982	11/15/1995	40
Sheraton Hotel, Charlotte, NC	(a)	4,700	11,057	—	4,267	4,700	15,324	2,633	1985	2/2/1996	40
Radisson Hotel Southwest, Cleveland, OH	—	1,330	6,353	—	5,647	1,330	12,000	1,773	1978	2/16/1996	40
Orange County Airport Hilton, Irvine, CA	(a)	9,990	7,993	—	3,882	9,990	11,875	1,837	1976	2/22/1996	40
The Latham Hotel, Washington, DC	—	6,500	5,320	—	4,550	6,500	9,870	1,396	1981	3/8/1996	40
Hilton Hotel, Arlington, TX	(a)	1,836	14,689	79	3,846	1,915	18,535	2,987	1983	4/17/1996	40
Hilton Hotel, Arlington, VA	—	4,000	15,069	—	1,208	4,000	16,277	2,503	1990	8/23/1996	40
Embassy Suites, Englewood, CO	(a)	2,500	20,700	—	3,751	2,500	24,451	3,629	1986	12/12/1996	40
Holiday Inn, Colorado Springs, CO	—	1,600	4,232	(426)	479	1,174	4,711	726	1974	12/17/1996	40
Embassy Row Hilton, Washington, DC	—	2,200	13,247	—	3,712	2,200	16,959	2,292	1969	12/17/1996	40
Hilton Hotel & Towers, Lafayette, LA	(a)	1,700	16,062	—	2,309	1,700	18,371	2,625	1981	12/17/1996	40
Hilton Hotel, Sacramento, CA	(a)	4,000	16,013	—	3,515	4,000	19,528	2,668	1983	12/17/1996	40
Santa Barbara Inn, Santa Barbara, CA	—	2,600	5,141	—	1,575	2,600	6,716	929	1959	12/17/1996	40
San Pedro Hilton, San Pedro, CA	—	640	6,047	—	2,631	640	8,678	1,184	1989	1/28/1997	40
Doubletree Hotel, Albuquerque, NM	(a)	2,700	15,075	—	2,470	2,700	17,545	2,388	1975	1/31/1997	40
Westchase Hilton & Towers, Houston, TX	(a)	3,000	23,991	—	1,595	3,000	25,586	3,762	1980	1/31/1997	40
Sheraton Great Valley Inn, Frazer, PA	—	2,150	11,653	11	3,840	2,161	15,493	1,964	1971	3/27/1997	40
Holiday Inn Calgary Airport, Calgary, Alberta, Canada	—	751	5,011	(72)	2,036	679	7,047	831	1981	4/1/1997	40
Sheraton Hotel Dallas, Dallas, TX	—	1,300	17,268	(797)	(6,849)	503	10,419	2,588	1974	4/1/1997	40
Radisson Hotel Dallas, Dallas, TX	—	1,800	17,580	(1,369)	(11,395)	431	6,185	2,494	1972	4/1/1997	40
Sheraton Hotel Guildford, Surrey, British Columbia, Canada	—	2,366	24,008	(226)	(888)	2,140	23,120	3,229	1992	4/1/1997	40
Doubletree Guest Suites, Indianapolis, IN	—	1,000	8,242	—	1,087	1,000	9,329	1,286	1987	4/1/1997	40
Ramada Vancouver Centre, Vancouver, British Columbia, Canada	—	4,400	7,840	(419)	2,006	3,981	9,846	1,307	1968	4/1/1997	40
Holiday Inn Sports Complex, Kansas City, MO	—	420	4,742	(210)	(703)	210	4,039	903	1975	4/30/1997	40
Hilton Crystal City, Arlington, VA	—	5,800	29,879	—	1,769	5,800	31,648	4,308	1974	7/1/1997	40
Doral Palm Springs, Cathedral City, CA	—	1,604	16,141	—	3,522	1,604	19,663	2,524	1985	7/1/1997	40
Radisson Hotel & Suites, Chicago, IL	—	4,870	39,175	—	4,091	4,870	43,266	5,623	1971	7/15/1997	40
Georgetown Inn, Washington, DC	—	6,100	7,103	—	1,884	6,100	8,987	1,096	1962	7/15/1997	40
Embassy Suites Center City, Philadelphia, PA	(a)	5,500	26,763	—	3,570	5,500	30,333	3,866	1963	8/12/1997	40
Doubletree Hotel Austin, Austin, TX	(a)	2,975	25,678	—	3,522	2,975	29,200	3,717	1984	8/14/1997	40
Radisson Plaza Hotel, Lexington, KY	—	1,100	30,375	—	6,882	1,100	37,257	4,713	1982	8/14/1997	40
Jekyll Inn, Jekyll Island, GA	—	—	7,803	—	3,775	—	11,578	1,436	1971	8/20/1997	40
Holiday Inn Metrotown, Burnaby, British Columbia, Canada	—	1,115	5,303	(106)	849	1,009	6,152	779	1989	8/22/1997	40
Embassy Suites International Airport, Tucson, AZ	—	1,640	10,444	—	2,544	1,640	12,988	1,545	1982	10/23/1997	40
Westin Morristown, NJ	—	2,500	19,128	100	3,875	2,600	23,003	2,792	1962	11/20/1997	40
Doubletree Hotel Bradley International Airport, Windsor Locks, CT	—	1,013	10,228	87	1,919	1,100	12,147	1,442	1985	11/24/1997	40
Sheraton Hotel, Mesa, AZ	—	1,850	16,938	(1,153)	(7,992)	697	8,946	2,410	1985	12/5/1997	40
Metro Airport Hilton & Suites, Detroit, MI	—	1,750	12,639	—	1,505	1,750	14,144	1,704	1989	12/16/1997	40
Marriott Hotel, Los Angeles, CA	—	5,900	48,250	—	8,090	5,900	56,340	6,718	1983	12/18/1997	40
Austin Hilton & Towers, TX	—	2,700	15,852	—	2,912	2,700	18,764	2,248	1974	1/6/1998	40
Dallas Renaissance North, TX	—	3,400	20,813	—	4,038	3,400	24,851	2,950	1979	1/6/1998	40
Houston Sheraton Brookhollow Hotel, TX	—	2,500	17,609	—	2,712	2,500	20,321	2,454	1980	1/6/1998	40
Seelbach Hilton, Louisville, KY	—	1,400	38,462	—	7,375	1,400	45,837	5,241	1905	1/6/1998	40
Midland Hilton & Towers, TX	—	150	8,487	—	1,863	150	10,350	1,226	1976	1/6/1998	40
Westin Oklahoma , OK	—	3,500	27,588	—	3,096	3,500	30,684	3,651	1977	1/6/1998	40
Sheraton Hotel, Columbia, MD	—	3,600	21,393	—	4,020	3,600	25,413	2,775	1972	3/27/1998	40
Radisson Cross Keys, Baltimore, MD	—	1,500	5,615	—	1,592	1,500	7,207	782	1973	3/27/1998	40
Sheraton Fisherman’s Wharf, San Francisco, CA	(a)	19,708	61,751	—	5,578	19,708	67,329	7,653	1975	4/2/1998	40
Hartford Hilton, CT	—	4,073	24,458	(2,602)	(12,565)	1,471	11,893	3,005	1975	5/21/1998	40
Holiday Inn Dallas DFW Airport South, TX	11,754	3,388	28,847	(2,988)	776	400	29,623	816	1974	8/3/1998	40
Courtyard by Marriott Meadowlands, NJ	—	—	9,649	—	225	—	9,874	1,079	1993	8/3/1998	40

				Costs Subsequent		Gross Amount
		Initial Cost		to Acquisition		at End of Year

			Building		Building		Building	Accum-
			and		and		and	ulated	Year of
	Encum-		Improve-		Improve-		Improve-	Deprecia-	Construc-	Date
Description, Hotel Assets:	brances	Land	ments	Land	ments	Land	ments	tion	tion	Acquired	Life

Hotel Maison de Ville, New Orleans, LA	—	292	3,015	—	105	292	3,120	337	1778	8/3/1998	40
Hilton Hotel Toledo, OH	—	—	11,708	—	386	—	12,094	1,314	1987	8/3/1998	40
Holiday Inn Select Dallas DFW Airport West,TX	—	947	8,346	2,441	(4,129)	3,388	4,217	3,238	1974	8/3/1998	40
Holiday Inn Select New Orleans International Airport, LA	(a)	3,040	25,616	—	2,913	3,040	28,529	3,018	1973	8/3/1998	40
Hampton Inn Ocean City, MD	—	—	—	—	—	—	—	—	1989	8/3/1998	40
Crowne Plaza Madison, WI	(a)	2,629	21,634	—	649	2,629	22,283	2,471	1987	8/3/1998	40
Wyndham Albuquerque Airport Hotel, NM	—	—	18,889	—	284	—	19,173	2,130	1972	8/3/1998	40
Wyndham San Jose Airport Hotel, TX	—	—	35,743	—	1,355	—	37,098	4,040	1974	8/3/1998	40
Sheraton Safari Resort, Lake Buena Vista, FL	—	4,103	35,263	—	9,366	4,103	44,629	4,646	1985	8/3/1998	40
Hilton Monterey, CA	—	2,141	17,666	—	5,423	2,141	23,089	2,359	1971	8/3/1998	40
Hilton Hotel Durham, NC	—	1,586	15,577	—	3,666	1,586	19,243	1,944	1987	8/3/1998	40
Wyndham Garden Hotel Marietta, GA	—	1,900	17,077	1	749	1,901	17,826	1,929	1985	8/3/1998	40
Westin Resort Key Largo, FL	—	3,167	29,190	—	702	3,167	29,892	3,304	1985	8/3/1998	40
Doubletree Guest Suites Atlanta, GA	—	2,236	18,514	—	3,984	2,236	22,498	2,424	1985	8/3/1998	40
Radisson Hotel Arlington Heights, IL	—	1,540	12,645	(480)	2,448	1,060	15,093	1,960	1981	8/3/1998	40
Holiday Inn Select Bucks County, PA	—	2,610	21,744	—	3,191	2,610	24,935	2,583	1987	8/3/1998	40
Hilton Hotel Cocoa Beach, FL	—	2,783	23,076	—	2,320	2,783	25,396	2,773	1986	8/3/1998	40
Radisson Universal Orlando, FL	—	9,555	73,486	—	9,648	9,555	83,134	8,779	1972	8/3/1998	40
Crowne Plaza Phoenix, AZ	—	1,852	15,957	—	3,549	1,852	19,506	2,123	1981	8/3/1998	40
Hilton Airport Hotel Grand Rapids, MI	(a)	2,049	16,657	—	1,471	2,049	18,128	1,911	1979	8/3/1998	40
Marriott West Loop Houston, TX	(a)	2,943	23,934	—	4,740	2,943	28,674	2,929	1976	8/3/1998	40
Courtyard by Marriott Durham, NC	—	1,406	11,001	—	90	1,406	11,091	1,228	1996	8/3/1998	40
Courtyard by Marriott, Marina Del Rey, CA	—	3,450	24,534	—	2,778	3,450	27,312	2,837	1976	8/3/1998	40
Courtyard by Marriott, Century City, CA	—	2,165	16,465	—	1,179	2,165	17,644	1,867	1986	8/3/1998	40
Courtyard by Marriott, Orlando, FL	—	—	41,267	—	3,083	—	44,350	4,811	1972	8/3/1998	40
Crowne Plaza, San Jose, CA	(a)	2,130	23,404	(24)	1,698	2,106	25,102	2,767	1975	8/3/1998	40
Doubletree Hotel Westshore, Tampa, FL	—	2,904	23,476	—	9,963	2,904	33,439	3,208	1972	8/3/1998	40
Howard Johnson Resort Key Largo, FL	—	1,784	12,419	—	1,269	1,784	13,688	1,441	1971	8/3/1998	40
Radisson Annapolis, MD	—	1,711	13,671	—	2,201	1,711	15,872	1,637	1975	8/3/1998	40
Holiday Inn Fort Lauderdale, FL	—	2,381	19,419	—	2,276	2,381	21,695	2,304	1969	8/3/1998	40
Holiday Inn Madeira Beach, FL	—	1,781	13,349	(995)	(6,272)	786	7,077	1,604	1972	8/3/1998	40
Holiday Inn Chicago O’Hare, IL	16,852	4,290	72,631	—	16,148	4,290	88,779	9,001	1975	8/3/1998	40
Holiday Inn & Suites Alexandria, VA	—	1,769	14,064	(1)	1,757	1,768	15,821	1,620	1985	8/3/1998	40
Hilton Clearwater, FL	—	—	69,285	—	4,867	—	74,152	7,935	1980	8/3/1998	40
Radisson Rochester, NY	—	—	6,499	—	3,045	—	9,544	914	1971	8/3/1998	40
Radisson Old Towne Alexandria, VA	—	2,241	17,796	—	4,144	2,241	21,940	2,156	1975	8/3/1998	40
Ramada Inn Clearwater, FL	—	1,270	13,453	—	742	1,270	14,195	1,615	1969	8/3/1998	40
Crowne Plaza Las Vegas, NV	—	3,006	24,011	(3,006)	(24,011)	—	—	—	1989	8/3/1998	40
Crowne Plaza Portland, OR	4,573	2,950	23,254	—	948	2,950	24,202	2,598	1988	8/3/1998	40
Ramada Plaza Meriden	—	1,247	10,057	(1)	(46)	1,246	10,011	1,114	1985	8/3/1998	40
Ramada Plaza Shelton	4,247	2,040	16,235	—	165	2,040	16,400	1,797	1989	8/3/1998	40
Sheraton Crossroads Mahwah, NJ	—	3,258	26,185	—	1,135	3,258	27,320	2,945	1986	8/3/1998	40
St. Tropez, Las Vegas, NV	—	3,027	24,429	(1,461)	(11,605)	1,566	12,824	2,777	1986	8/3/1998	40
Doral Forrestal, Princeton, NJ	—	9,578	57,555	—	9,610	9,578	67,165	7,003	1981	8/11/1998	40
South Seas Resort, Captiva, FL	543	3,084	83,573	—	9,722	3,084	93,295	9,689	1975	10/1/1998	40
Radisson Suites Beach Resort, Marco Island, FL	—	7,120	35,300	—	3,357	7,120	38,657	3,915	1983	10/1/1998	40
Best Western Sanibel Island, FL	—	3,868	3,984	17	633	3,885	4,617	442	1967	10/1/1998	40
The Dunes Golf & Tennis Club, Sanibel Island, FL	—	7,705	3,043	9	194	7,714	3,237	344	1964	10/1/1998	40
Sanibel Inn, Sanibel Island, FL	—	8,482	12,045	—	307	8,482	12,352	1,277	1964	10/1/1998	40
Seaside Inn, Sanibel Island, FL	—	1,702	6,416	23	117	1,725	6,533	686	1964	10/1/1998	40
Song of the Sea, Sanibel Island, FL	—	339	3,223	19	132	358	3,355	348	1964	10/1/1998	40
Sundial Beach Resort, Sanibel Island, FL	—	320	12,009	—	2,651	320	14,660	1,368	1975	10/1/1998	40
Holiday Inn Madison, WI	—	4,143	6,692	—	548	4,143	7,240	692	1965	1/11/1999	40
Safety Harbor Resort and Spa	—	732	19,618	—	2,574	732	22,192	1,426	1926	5/31/2000	40

		$303,135	$2,148,047	$(14,524)	$223,814	$288,611	$2,371,861	$286,679

(a)	These properties collateralize our Secured Facility, which had an outstanding balance of $314,626 as of December 31, 2002.

MERISTAR HOSPITALITY CORPORATION

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002
(Dollars in thousands)

      The components of our hotel property and equipment are as follows:

	Property and	Accumulated
	Equipment	Depreciation

Land	$288,611	$—
Building and improvements	2,371,861	286,679
Furniture and equipment	361,197	211,042
Construction in progress	35,989	—

Total property and equipment	$3,057,658	$497,721

      A reconciliation of our investment in hotel property and equipment and related accumulated depreciation is as follows:

	2002	2001	2000

Hotel property and equipment
Balance, beginning of period	$3,183,677	$3,193,730	$3,118,723
Acquisitions during period	—	—	19,618
Improvements and construction-in-progress	47,347	47,467	78,911
Loss on asset impairments	(78,732)	(43,582)	—
Cost of real estate sold	(94,634)	(13,938)	(23,522)

Balance, end of period	3,057,658	3,183,677	3,193,730

Accumulated depreciation
Balance, beginning of period	397,380	287,229	182,430
Additions-depreciation expense	115,233	112,465	107,363
Cost of real estate sold	(14,892)	(2,314)	(2,564)

Balance, end of period	497,721	397,380	287,229

Net hotel property and equipment, end of period	$2,559,937	$2,786,297	$2,906,501

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated herein by reference to the sections entitled “Management” and “Principal Stockholders” in our 2003 Annual Stockholder Meeting proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation,” “Compensation of Directors” and “Stock Option Grants” in our 2003 Annual Stockholder Meeting proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated herein by reference to the section entitled “Principal Stockholders” in our 2003 Annual Stockholder Meeting proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in our 2003 Annual Stockholder Meeting proxy statement.

ITEM 14.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rule 13a-1(c) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial and chief accounting officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

      None.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a.) Index to Financial Statements and Financial Statement Schedules

1.	Financial Statements

The Financial Statements included in this Annual Report on Form 10-K are provided under Item 8.

2.	Reports on Form 8-K

On October 20, 2002, we filed a current report on Form 8-K (Items 5 and 7) announcing financial results for the third quarter ended September 30, 2002.

(b.)	Financial Statement Schedules

The Financial Statement Schedule included in this Annual Report on Form 10-K is provided under Item 8.

(c.)	Exhibits

Exhibits listed below, which have been filed with the Commission pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

Exhibit
No.	Description of Document

3.1	Second Articles of Amendment and Restatement of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-11 (No. 333-4568), and filed with the Commission on July 24, 1996).
3.1.1	Articles of Amendment of Second Articles of Amendment and Restatement of Incorporation dated August 11, 2000 (incorporated by reference to Exhibit 3.1.1 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
3.1.2	Articles of Amendment of Second Articles of Amendment and Restatement of Incorporation dated June 30, 2001 (incorporated by reference to Exhibit 3.1.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement No. 333-66229, and filed with the Commission on October 28, 1998).
4.1	Form of Share Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-11 (No. 333-4568), and filed with the Commission on July 3, 1996).
4.2	Indenture, dated as of August 19, 1997 (the “August 1997 Indenture”), between CapStar Hotel Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
4.2.1	Specimen Subordinated Note to August 1997 Indenture (incorporated by reference to Exhibit 4.2 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
4.2.2	First Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.2.3	Second Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.5 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
4.2.4	Third Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.15 to our annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).

Exhibit
No.	Description of Document

4.2.5	Fourth Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.5 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.2.6	Fifth Supplemental Indenture to the August 1997 Indenture. (incorporated by reference to Exhibit 4.2.6 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.3	Indenture (the “Convertible Notes Indenture”), dated as of October 16, 1997, between CapStar Hotel Company and First Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
4.3.1	Specimen Convertible Note to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.7 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
4.3.2	First Supplemental Indenture to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.8 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
4.4	Indenture (the “March 1999 Indenture”), dated as of March 18, 1999, between MeriStar Hospitality Corporation and IBJ Whitehall Bank & Trust Company, as Trustee (incorporated by reference to Exhibit B to our Registration Statement No. 333-78163, and filed with the Commission on May 10, 1999).
4.4.1	Specimen Subordinated Note to March 1999 Indenture (incorporated by reference to Exhibit A to our Registration Statement No. 333-78163, and filed with the Commission on May 10, 1999).
4.4.1a	First Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.13 to our annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).
4.4.2	Second Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.4.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.4.3	Third Supplemental Indenture to the March 1999 Indenture. (incorporated by reference to Exhibit 4.4.3 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.5	Indenture (the “January 2001 Indenture”), dated January 26, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.14 to our annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).
4.5.1	Specimen Senior Note to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.1 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.5.2	First Supplemental Indenture to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.5.3	Second Supplemental Indenture to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.3 to our annual report Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.6	Indenture (the “December 2001 Indenture”), dated December 19, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.6 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

Exhibit
No.	Description of Document

4.6.1	Specimen Senior Note to the December 2001 Indenture (incorporated by reference to Exhibit 4.6.1 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.6.2	Registration Rights Agreement, dated December 19, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp. II, MeriStar Hospitality Corporation, and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Inc., SG Cowen Securities Corporation and certain other parties (incorporated by reference to Exhibit 4.6.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.6.3	First Supplemental Indenture to the December 2001 Indenture (incorporated by reference to Exhibit 4.6.3 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.7	Indenture (the “February 2002 Indenture”), dated February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.7 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.7.1	Specimen Senior Note to the February 2002 Indenture (incorporated by reference to Exhibit 4.7.1 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.7.2	Registration Rights Agreement, dated February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp. II, MeriStar Hospitality Corporation, and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Inc., SG Cowen Securities Corporation and certain other parties (incorporated by reference to Exhibit 4.7.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.1	Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for the year ended December 31, 1998, and filed with the Commission on March 2, 1999).
10.2	Second Amended and Restated Senior Secured Credit Agreement dated as of August 3, 1998 (the “Senior Credit Agreement” (incorporated by reference to Exhibit 10.4 to our annual report on Form 10-K for the year ended December 31, 1998, and filed with the Commission on March 2, 1999).
10.2.1	First Amendment to the Second Amended and Restated Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.2.1 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.2.2	Second Amendment to the Second Amended and Restated Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.2.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.2.3	Third Amendment to the Second Amended and Restated Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.2.3 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.2.4	Fourth Amendment to the Second Amended and Restated Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.2.4 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.2.5	Fifth Amendment to the Second Amended and Restated Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.2.5 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

Exhibit
No.	Description of Document

10.3	Loan Agreement, dated as of August 12, 1999, between MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Holdings Inc. D/ B/ A Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
10.4	Intercompany Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., MeriStar Hotels & Resorts, Inc. and MeriStar H&R Operating Company L.P. (“Intercompany Agreement”) (incorporated by reference to Exhibit 10.4 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.4.1	Amendment to the Intercompany Agreement (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).
10.5	Revolving Credit Agreement (the “MeriStar Hotels Revolving Credit Agreement”), dated as of August 3, 1998, by and between MeriStar H&R Operating Company, L.P. and MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 10.5 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.5.1	Amendment to MeriStar Hotels Revolving Credit Agreement (incorporated by reference to Exhibit 10.5.1 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.5.2	Second Amendment to MeriStar Hotels Revolving Credit Agreement (incorporated by reference to Exhibit 10.5.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.5.3	Third Amendment to MeriStar Hotels Revolving Credit Agreement, dated July 31, 2002 (incorporated by reference to Exhibit 10.4 to Interstate Hotels and Resorts, Inc., Commission File No. 1-14331 , Form 8-K dated August 7, 2002, and filed with the Commission on August 7, 2002).
10.5.4	Fourth Amendment to MeriStar Hotels Revolving Credit Agreement, dated August 15, 2002 (incorporated by reference to Exhibit 10.5.4 to our quarterly report on Form 10-Q for the period ended September 30, 2002, and filed with the Commission on November 14, 2002).
10.6	Term Note by MeriStar H&R Operating Company, L.P. to MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.7*	MeriStar Hospitality Corporation Incentive Plan (the “Incentive Plan”) (incorporated by reference to Exhibit 10.1 to our Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).
10.7.1*	Amendment to the Incentive Plan (incorporated by reference to Exhibit 10.7.1 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.8*	MeriStar Hospitality Corporation Non-Employee Directors’ Incentive Plan (the “Directors’ Plan”) (incorporated by reference to Exhibit 10.2 to our Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).
10.8.1*	Amendment to the Directors’ Plan (incorporated by reference to Exhibit 10.8.1 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.9*	Profits-Only Operating Partnership Units Plan (incorporated by reference to Exhibit 10.14 to our quarterly report on Form 10-Q for the quarter ended March 31, 2000, and filed with the Commission on May 12, 2000).
10.10*	MeriStar Hospitality Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

Exhibit
No.	Description of Document

10.11*	Employment Agreement between MeriStar Hospitality Corporation and Paul W. Whetsell (incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended September 30, 2000, and filed with the Commission on November 13, 2000).
10.12*	Employment Agreement between MeriStar Hospitality Corporation and Steven D. Jorns (incorporated by reference to Exhibit 10.4 to our Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).
10.13*	Employment Agreement between MeriStar Hospitality Corporation and Bruce G. Wiles (incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K for the year ended December 31, 1998, and filed with the Commission on March 2, 1999).
10.14*	Employment Agreement between MeriStar Hospitality Corporation and John Emery (incorporated by reference to Exhibit 10.9 to our quarterly report on Form 10-Q for the quarter ended September 30, 2000, and filed with the Commission on November 13, 2000).
10.15	Senior Secured Credit Agreement, dated October 28, 2002, between MeriStar Hospitality Operating Partnership, L.P. and SG Cowen Securities Corporation (incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the period ended September 30, 2002, and filed with the Commission on November 14, 2002).
10.16*	Separation Agreement, effective November 1, 2002, between MeriStar Hospitality Corporation (including MeriStar Hospitality Operating Partnership, L.P.) and John Emery.**
10.17*	Employment Agreement, effective December 2, 2002, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., and Donald D. Olinger.**
12	Ratio of Earnings to Fixed Charges.**
13	Financial Statements of MeriStar Hospitality Operating Partnership, L.P. as of December 31, 2002, 2001 and 2000.**
21	Subsidiaries of MeriStar Hospitality Corporation.**
23	Consent of KPMG LLP.**
24	Power of Attorney (see Signatures pages).**
99.1	Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P.**
99.2	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer.**
99.3	Sarbanes-Oxley Act Section 906 Certifications of Chief Financial and Chief Accounting Officer.**

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

**	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISTAR HOSPITALITY CORPORATION

By:	/s/ PAUL W. WHETSELL

Paul W. Whetsell
Chief Executive Officer and
Chairman of the Board

Dated: March 31, 2003

      KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Paul W. Whetsell, Bruce G. Wiles, Donald D. Olinger and Jerome J. Kraisinger, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities to sign any and all amendments to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL W. WHETSELL Paul W. Whetsell	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 26, 2003

/s/ STEVEN D. JORNS Steven D. Jorns	Vice Chairman of the Board of Directors	March 26, 2003

/s/ BRUCE G. WILES Bruce G. Wiles	Chief Operating Officer and Director	March 26, 2003

/s/ DONALD D. OLINGER Donald D. Olinger	Chief Financial and Chief Accounting Officer	March 26, 2003

/s/ J. TAYLOR CRANDALL J. Taylor Crandall	Director	March 26, 2003

/s/ JAMES F. DANNHAUSER James F. Dannhauser	Director	March 26, 2003

Signature	Title	Date

/s/ WILLIAM S. JANES William S. Janes	Director	March 26, 2003

/s/ H. CABOT LODGE III H. Cabot Lodge III	Director	March 26, 2003

/s/ D. ELLEN SHUMAN D. Ellen Shuman	Director	March 26, 2003

/s/ JAMES R. WORMS James R. Worms	Director	March 26, 2003

CERTIFICATIONS

I, Paul W. Whetsell, certify that:

1.	I have reviewed this annual report on Form 10-K of MeriStar Hospitality Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Paul W. Whetsell

Paul W. Whetsell
Chief Executive Officer
MeriStar Hospitality Corporation

CERTIFICATIONS

I, Donald D. Olinger, certify that:

1.	I have reviewed this annual report on Form 10-K of MeriStar Hospitality Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Donald D. Olinger

Donald D. Olinger
Chief Financial and Chief Accounting Officer
MeriStar Hospitality Corporation