Form 10-Q
period 2003-03-31
MERISTAR HOSPITALITY CORP
filed 2003-05-15
CIK 1012967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-11903

MeriStar Hospitality Corporation

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	75-2648842 (I.R.S. Employer Identification No.)

1010 Wisconsin Avenue, N.W. Washington, D.C. (Address of principal executive offices)	20007 (Zip Code)

Registrant’s telephone number, including area code: (202) 295-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑     No ☐

      The number of shares of the registrant’s common stock outstanding at April 30, 2003 was 46,067,896.

PART I.FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
Exhibit 3.2.1
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.4.2
Exhibit 13
Exhibit 99.1
Exhibit 99.2
Exhibit 99.3

i

PART I.          FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	March 31,
	2003	December 31,
	(Unaudited)	2002

ASSETS
Investments in hotel properties	$2,943,118	$3,020,909
Accumulated depreciation	(467,021)	(460,972)

	2,476,097	2,559,937
Restricted cash	22,021	20,365
Investments in and advances to affiliates	41,714	41,714
Note receivable from Interstate Hotels & Resorts	—	42,052
Prepaid expenses and other assets	40,729	43,228
Accounts receivable, net of allowance for doubtful accounts of $771 and $848	69,765	56,828
Cash and cash equivalents	65,488	33,896

	$2,715,814	$2,798,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$1,652,510	$1,654,102
Accounts payable and accrued expenses	110,156	109,790
Accrued interest	40,744	52,907
Due to Interstate Hotels & Resorts	10,593	10,500
Other liabilities	19,712	18,013

Total liabilities	1,833,715	1,845,312

Minority interests	52,495	74,422

Stockholders’ equity:
Common stock, par value $0.01 per share Authorized — 250,000 shares Issued — 50,392 and 49,555 shares	504	495
Additional paid-in capital	1,215,046	1,196,025
Retained deficit	(300,616)	(230,870)
Accumulated other comprehensive loss	(5,994)	(7,052)
Unearned stock-based compensation	(2,662)	(3,638)
Common stock held in treasury — 4,324 shares	(76,674)	(76,674)

Total stockholders’ equity	829,604	878,286

	$2,715,814	$2,798,020

See accompanying notes to the unaudited consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2003	2002

Revenue:

Hotel operations:
Rooms	$158,260	$164,740
Food and beverage	62,830	60,988
Other hotel operations	18,879	18,802
Office rental, parking and other revenue	3,197	4,301

Total revenue	243,166	248,831

Hotel operating expenses:
Rooms	38,586	37,524
Food and beverage	46,086	43,567
Other hotel operating expenses	11,125	10,519
Office rental, parking and other expenses	641	761

Other operating expenses:
Administrative and general	42,551	42,233
Property operating costs	36,980	35,622
Depreciation and amortization	28,994	29,853
Loss on asset impairments	56,677	—
Property taxes, insurance and other	20,269	19,582
Loss on fair value of non-hedging derivatives	—	4,735
Write-off of deferred financing costs	—	1,529

Operating expenses	281,909	225,925

Operating (loss) income	(38,743)	22,906
Interest expense, net	34,876	34,622

Loss before minority interests, income taxes, and discontinued operations	(73,619)	(11,716)
Minority interests	3,677	627
Income tax benefit	196	305

Loss from continuing operations	(69,746)	(10,784)
Income from discontinued operations, net of income taxes of $24	—	841

Net loss	$(69,746)	$(9,943)

Earnings per share:

Basic:
Loss from continuing operations	$(1.53)	$(0.24)
Income from discontinued operations	—	0.02

Net loss	$(1.53)	$(0.22)

Diluted:
Loss from continuing operations	$(1.53)	$(0.24)
Income from discontinued operations	—	0.02

Net loss	$(1.53)	$(0.22)

See accompanying notes to the unaudited consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in thousands)

	Three Months Ended
	March 31,

	2003	2002

Operating activities:
Net loss	$(69,746)	$(9,943)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	28,994	30,901
Loss on asset impairments	56,677	—
Write-off of deferred financing costs	—	1,529
Loss on fair value of non-hedging derivatives	—	4,735
Minority interests	(3,677)	(627)
Amortization of unearned stock-based compensation	976	880
Unrealized gain on interest rate swaps recognized in net loss	(2,055)	(2,887)
Deferred income taxes	(931)	(317)

Changes in operating assets and liabilities:
Accounts receivable	(12,937)	(12,254)
Prepaid expenses and other assets	1,416	1,634
Due from/to Interstate Hotels & Resorts	93	(224)
Accounts payable, accrued expenses, accrued interest and other liabilities	(9,039)	(4,285)

Net cash (used in) provided by operating activities	(10,229)	9,142

Investing activities:
Investments in hotel properties	(8,622)	(12,292)
Proceeds from sale of asset	12,650	—
Net payments from (advances to) Interstate Hotels & Resorts	42,052	(9,000)
(Increase) decrease in restricted cash	(1,656)	2,952
Other, net	(299)	—

Net cash provided by (used in) investing activities	44,125	(18,340)

Financing activities:
Deferred financing fees	—	(3,131)
Proceeds from issuance of long-term debt	—	234,545
Principal payments on long-term debt	(1,889)	(220,901)
Proceeds from issuances of common stock	—	3,155
Purchases of common stock	—	(409)
Dividends paid to stockholders	—	(475)
Distributions to minority investors	(141)	(789)

Net cash (used in) provided by financing activities	(2,030)	11,995

Effect of exchange rate changes on cash and cash equivalents	(274)	(271)
Net increase in cash and cash equivalents	31,592	2,526
Cash and cash equivalents, beginning of period	33,896	23,448

Cash and cash equivalents, end of period	$65,488	$25,974

Supplemental Cash Flow Information

Cash paid for interest and income taxes:
Interest, net of capitalized interest	$46,989	$38,288

Income taxes	$207	$93

                         See accompanying notes to the unaudited consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Amounts in thousands, except per share and share amounts)

1.          Organization

      MeriStar Hospitality Corporation is a real estate investment trust, or REIT. We own a portfolio of upscale, full-service hotels and resorts in the United States and Canada. Our portfolio is diversified geographically and by franchise and brand affiliations. As of March 31, 2003, we owned 106 hotels with 27,432 rooms, all of which were leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts, Inc. (“Interstate Hotels”).

      Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage all of our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to Interstate Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to 1.5% of total hotel revenue. All of the agreements, except for two agreements with terms that renew annually, have an initial term of 10 years with three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

2.          Summary of Significant Accounting Policies

      Interim Financial Statements. We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

      In our opinion, the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

      Principles of Consolidation. We adopted the Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” on January 1, 2003. The interpretation addresses how to identify variable interest entities and when to consolidate those entities. Consolidation of variable interest entities is required by the primary beneficiary. We do not have an interest in any variable interest entities.

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

      The provisions of SFAS No. 144 also require that whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may be impaired that an analysis be performed to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations or potential sale of the asset. If the analysis indicates that the carrying value is not recoverable from these estimates of cash flows, we write down the asset to estimated fair value and recognize an impairment loss. Any impairment losses we recognize on assets held for use are recorded as operating expenses. We record any impairment losses on assets held for sale as a component of discontinued operations.

      We adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. As part of our strategy includes the disposition of certain hotel assets, all of which are managed under agreements which typically include termination penalty clauses with Interstate Hotels, we may incur termination obligations related to our asset dispositions. Any such liability will be recognized at the time the asset disposition is complete and a termination notice is provided to Interstate Hotels. At that time, the recognition of the termination obligation will be included in the calculation of the final gain or loss on sale and will be included in discontinued operations. For further discussion of potential termination obligations, see “Asset Dispositions” included in Item 2 of this Quarterly Report on Form 10-Q.

      Gains and Losses From Extinguishments of Debt. We adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendment of SFAS No. 13, and Technical Corrections,” on January 1, 2003. The rescission of SFAS No. 4 and No. 64 requires that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. It also requires prior period gains or losses that are not from unusual or infrequent transactions to be reclassified as an operational expense. Adoption of the standard did not have a material impact on our results of operations for the three months ended March 31, 2003.

      Stock-Based Compensation. We adopted the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended in December 2002 by SFAS No. 148, on January 1, 2003 for new stock options issued under our compensation programs. As permitted by SFAS No. 148, we elected to apply the provisions prospectively, which includes recognizing compensation expense for only those stock options issued in 2003 and forward. Adoption of the standard did not have a significant impact on our results of operations or financial condition. We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock options issued under our compensation programs prior to January 1, 2003. As we granted these compensation awards at market value, no compensation cost has been recognized. For our other equity-based compensation plans, we record the fair value of the cost at the time of issuance and recognize compensation expense over the respective vesting periods.

      Had compensation cost been determined based on fair value at the grant date for awards granted prior to our adoption of SFAS No. 123, as amended by SFAS No. 148, our net loss and per share amounts would have been adjusted to the pro forma amounts indicated as follows:

	Three Months Ended
	March 31,

	2003	2002

Net loss, as reported	$(69,746)	$(9,943)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	929	1,891
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,081)	(2,137)

Net loss, pro forma	$(69,898)	$(10,189)

	Three Months Ended
	March 31,

	2003	2002

Earnings per share
Basic, as reported	$(1.53)	$(0.22)
Basic, pro forma	$(1.53)	$(0.23)

Diluted, as reported	$(1.53)	$(0.22)
Diluted, pro forma	$(1.53)	$(0.23)

      The effects of applying SFAS No. 123 for disclosing pro forma compensation costs may not be representative of the actual effects on reported net income and earnings per share in future periods.

      Accounting for Guarantees. We adopted FASB FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, on January 1, 2003. The interpretation requires disclosures, which we have included in Footnote 9, “Commitments and Contingencies.” The interpretation also requires recognition of liabilities at their fair value for newly issued guarantees. As we did not issue any new guarantees during the three months ended March 31, 2003, the adoption did not have a material impact on our results of operations or financial condition.

3.          Comprehensive Loss

      Comprehensive loss was $68,688 and $9,420 for the three months ended March 31, 2003 and 2002, respectively. Comprehensive loss consisted primarily of net loss ($69,746 and $9,943 for the three months ended March 31, 2003 and 2002, respectively), foreign currency translation adjustments, and in 2002 a $511 fair value adjustment for derivatives.

4.          Investments in Hotel Properties

      Investments in hotel properties consisted of the following:

	March 31,	December 31,
	2003	2002

Land	$281,461	$288,611
Buildings	2,287,118	2,351,769
Furniture, fixtures and equipment	331,406	344,541
Construction-in-progress	43,133	35,988

	$2,943,118	$3,020,909

      For the three months ended March 31, 2003 and 2002, we capitalized interest of $779 and $919, respectively.

      In late 2002, due to changes in economic conditions and the decision to market non-core assets as part of our program to sell assets that do not fit our long-term strategy, we performed an analysis to determine the recoverability of each of our hotel properties. Assets we have identified as “non-core” typically have one or more of the following characteristics: limited future growth potential, secondary market locations, secondary brand affiliations, higher than average future capital expenditure requirements, or an over-weighted market location.

      We recognized an impairment loss in 2002 on certain non-core assets we were then actively marketing. Late in the first quarter of 2003, we expanded our asset sales program to include a total of 16 non-core assets. We recognized an impairment loss of $56,677 related to these 16 hotels during the three months ended March 31, 2003.

      Subsequent to March 31, 2003, we identified an additional 19 non-core assets that we plan to dispose of. As a result of this change in our expected holding period for these assets, we updated our impairment analysis regarding these 19 assets. Based on expected net sales proceeds, we expect to incur an impairment charge of approximately $155,000 to $175,000 in the second quarter of 2003.

      The impairment charges discussed above are based on our estimates of the fair value of the properties we plan to dispose of. These estimates require us to make assumptions about the sales prices that we expect to realize for each property as well as the timing of a potential sale. In making these estimates, we consider the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. Actual results could differ materially from these estimates.

5.          Investments in and Advances to Affiliates

      In 1999, we invested $40,000 in MeriStar Investment Partners, LP (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our investment is in the form of a preferred partnership interest, in which we receive a 16% preferred return on our investment. We account for this investment using the cost method. As of March 31, 2003, cumulative preferred returns of $12,840 were due from MIP. We have included this receivable in accounts receivable on the accompanying consolidated balance sheet. We evaluate the collectibility of our preferred return based on the underlying value of the hotel properties and our preference to distributions. On March 27, 2003, MIP completed a refinancing of its long-term debt, which allows the release of excess cash flow to pay our preferred return currently. We expect to begin receiving distributions representing payments of our current return during the second quarter of 2003. In the future, we expect that our cumulative unpaid preferred returns will be paid from excess cash flow above our current return and from potential disposition proceeds in excess of debt allocated to individual assets. Given the current economic environment, we do not expect the partnership’s operations to provide adequate cash flow in the near term for significant repayments of our cumulative unpaid preferred returns.

6.          Long-Term Debt

      Long-term debt consisted of the following:

	March 31,	December 31,
	2003	2002

Senior unsecured notes	$950,000	$950,000
Secured facility	313,270	314,626
Senior subordinated notes	205,000	205,000
Convertible notes	154,300	154,300
Mortgage debt and other	37,498	38,030
Unamortized issue discount	(7,558)	(7,854)

	$1,652,510	$1,654,102

      Aggregate future maturities as of March 31, 2003 were as follows:

2003 (nine months)	$6,776
2004	170,715
2005	8,666
2006	9,407
2007	213,514
Thereafter	1,243,432

$1,652,510

      As of March 31, 2003, all of our debt bore fixed rates of interest. Our overall weighted average interest rate was 8.6%. The fair value of our fixed rate long-term debt was $1,419,651 at March 31, 2003. We determined fair value based on market prices as of March 31, 2003.

      Senior unsecured notes. The notes are unsecured obligations of certain subsidiaries of ours, and we guarantee payment of principal and interest on the notes. These notes contain various restrictive incurrence covenants, limiting our ability to transact certain business activities, including additional borrowings, if specific financial thresholds are not achieved. One of those thresholds is maintaining a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity). As of March 31, 2003, our fixed charge coverage ratio was 1.5 to 1, and therefore we were not able to enter into certain transactions. These limitations include the repurchase of our stock, the issuance of any preferred stock, the payment of dividends (unless required to maintain our status as a REIT), the incurrence of any additional debt, or the repayment of outstanding debt before it comes due.

      There are certain exceptions, or “carve-out,” features with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We currently have the ability to incur $300,000 of secured non-recourse financing within restricted subsidiaries. Proceeds within the restricted subsidiaries could not be used to retire the Convertible Notes prior to their maturity but could be used to repay them at maturity. Additionally, we are permitted to invest five percent of consolidated net tangible assets in an unrestricted subsidiary. We would then be able to leverage the properties contributed to the unrestricted subsidiary and could use any proceeds from new financings to retire the Convertible Notes prior to their maturity. We also have a general carve-out to incur $50,000 of any type of additional debt within a restricted subsidiary.

      Credit facility. On October 29, 2002, we entered into a new three-year $100,000 senior revolving credit facility, secured by the equity interest in most of our subsidiaries. The initial interest rate is LIBOR plus 388 basis points. We terminated our previous credit facility with this new revolving credit facility and wrote off $1,615 of deferred financing costs related to this termination. As of March 31, 2003, there were no outstanding borrowings on the new facility.

      This facility contains customary compliance measures we must meet in order to borrow on the facility, which became more stringent on a quarterly basis beginning in the first quarter of 2003. The sale of two hotels during the fourth quarter of 2002 and one in January 2003, as well as the settlement of our note receivable with Interstate Hotels, impacted our leverage covenant due to the loss of trailing 12-month EBITDA (as defined in the credit agreement) on a pro forma basis. We have obtained a waiver of compliance with this leverage covenant from our lending group through May 20, 2003. We currently intend to request an extension of the waiver for a 90-day period. Because we do not anticipate needing to draw under the bank line or having borrowing capacity to do so in the near term, we expect to significantly reduce or terminate the facility. We have approximately $1,400 of unamortized capitalized financing costs related to this facility as of March 31, 2003. These costs, or a significant portion thereof, would be written off if we decide to terminate or significantly reduce the facility.

      Secured facility. We completed a $330,000 10-year non-recourse financing secured by a portfolio of 19 hotels in 1999. The loan bears a fixed interest rate of 8.01% and matures in 2009. The secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and funding of capital expenditures. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income after payment of FF&E reserves and franchise fees (“NOI”) for the trailing twelve months declines below $57,000. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $8,800 of cash was held in escrow under this provision as of March 31, 2003. Additional amounts continue to be held in escrow. The security agreement permits us to substitute unleveraged properties into the portfolio in place of existing properties in order to increase the NOI to a level at which the portfolio will meet this requirement. We have begun discussions with the servicer regarding this substitution. We are also in the process of negotiating the release of up to $5,000 of cash held in escrow for funding of capital expenditures on the 19 encumbered properties.

      Derivatives. We have exposure going forward as the change in fair value of our non-hedging derivatives will have an impact on our operations. As of March 31, 2003, we had two non-hedged swap agreements with notional principal amounts totaling $200,000. These swap agreements are currently being marked to market through our statement of operations. During the three months ended March 31, 2003 and 2002, we recognized

$2,055 and $2,887, respectively, of income related to the decrease in fair value of these interest rate swaps. For the three months ended March 31, 2003 and 2002, we made cash payments on these swaps of $2,105 and $2,876, respectively. The change in fair value and the swap payments are netted together on our statement of operations and included in net interest expense. The fair value of these swap agreements was a liability of $1,922 at March 31, 2003, and is included in other liabilities in the accompanying consolidated balance sheets.

      On April 14, 2003, one swap agreement with a notional principal amount of $100,000 expired with no significant impact on our results of operations or financial condition. The remaining swap with a notional principal amount of $100,000 expires in July 2003. As of March 31, 2003, the fair value of the liability related to this swap was $1,456. At that time, the 30-day LIBOR was 1.03%. If LIBOR remains at that rate through the expiration of the swap in July 2003, we would make additional cash payments of approximately $1,200. If LIBOR increases or decreases by 50 basis points during this same period, our payments would decrease or increase by approximately $100.

7.          Stockholders’ Equity and Minority Interests

      Common Stock Transactions. We issued 50,000 shares of common stock to an employee in connection with the formal separation of management functions with Interstate Hotels during the three months ended March 31, 2003. POPs totaling 50,000 were also relinquished in connection with the separation.

      OP Units. Substantially all of our assets are held indirectly by and operated through MeriStar Hospitality Operating Partnership, L.P., our subsidiary operating partnership (Commission file number 333-63768). Our operating partnership’s partnership agreement provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units (POPs).

      Common OP Unit holders converted 787,000 of their OP Units, with a value of $18,109, into common stock during the three months ended March 31, 2003. There were no conversions for cash during the quarter.

8.          Earnings Per Share

      The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,

	2003	2002

Basic and Diluted Earnings Per Share Computation:
Net loss from continuing operations	$(69,746)	$(10,784)
Dividends declared on unvested restricted stock	—	(2)

Loss available to common stockholders	$(69,746)	$(10,786)

Weighted average number of basic and diluted shares of common stock outstanding	45,548	44,553

Basic and diluted loss per share from continuing operations	$(1.53)	$(0.24)

      For the three months ended March 31, 2003 and 2002, 10,572 and 9,267 securities, respectively, were excluded from the calculation of diluted earnings per share as the effect of their inclusion would be anti-dilutive.

9.          Commitments and Contingencies

      Litigation. In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity.

      Minimum Lease Payments. We lease the land at certain of our hotels under long-term arrangements from third parties. Certain leases contain contingent rent features based on gross revenues at the respective property. Future minimum lease payments required under these operating leases as of March 31, 2003 were as follows:

2003 (nine months)	$1,078
2004	1,437
2005	1,440
2006	1,427
2007	1,427
Thereafter	56,368

$63,177

      Our obligations under other operating lease commitments, primarily for equipment, are not significant.

      We lease certain office, retail and parking space to outside parties under non-cancelable operating leases with initial or remaining terms in excess of one year. Future minimum rental receipts under these leases as of March 31, 2003 were as follows:

2003 (nine months)	$3,523
2004	4,428
2005	2,896
2006	2,027
2007	1,456
Thereafter	1,929

$16,259

10.          Dispositions

      We sold five hotels during 2002. In January 2003, we sold one hotel classified as held for sale at December 31, 2002. Operating results for these six hotels have been reclassified as discontinued operations for the three months ended March 31, 2002. Revenue of $7,305 and pre-tax income of $865 is included in discontinued operations for 2002 related to these six hotels. Results of operations for the three months ended March 31, 2003 for the one hotel sold in January were insignificant and were therefore included in continuing operations. In April 2003, we completed the sale of another hotel for approximately $3,100.

11.          Consolidating Financial Statements

      We and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. (MHOP), our subsidiary operating partnership, are guarantors of senior unsecured notes issued by MHOP. MHOP and certain of its subsidiaries are guarantors of our unsecured subordinated notes. We own a one percent general partner interest in MHOP, and MeriStar LP, Inc., our wholly-owned subsidiary, owns approximately a 90 percent limited partner interest in MHOP. All guarantees are full and unconditional, and joint and several. Exhibit 99.1 to this Quarterly Report on Form 10-Q presents supplementary consolidating financial statements for MHOP, including each of the guarantor subsidiaries. This exhibit presents MHOP’s consolidating balance sheets as of March 31, 2003 and December 31, 2002, consolidating statements of operations for the three months ended March 31, 2003 and 2002, and consolidating statements of cash flows for the three months ended March 31, 2003 and 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. All statements regarding our expected financial position, business and financing plans are forward-looking statements.

      Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the current slowdown of the national economy;

•	economic conditions generally and the real estate market specifically;

•	the impact of the September 11, 2001 terrorist attacks or actual or threatened future terrorist incidents;

•	governmental actions;

•	legislative/ regulatory changes, including changes to laws governing the taxation of real estate investment trusts;

•	level of proceeds from asset sales;

•	cash available for capital expenditures;

•	availability of capital;

•	ability to refinance debt;

•	rising interest rates;

•	rising insurance premiums;

•	competition;

•	supply and demand for hotel rooms in our current and proposed market areas, including the existing and continuing weakness in business travel and lower-than-expected daily room rates;

•	other factors that may influence the travel industry, including health, safety and economic factors; and

•	generally accepted accounting principles, policies and guidelines applicable to real estate investment trusts.

      These risks and uncertainties should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

BUSINESS SUMMARY

      We are a real estate investment trust, or REIT, and own a portfolio of upscale, full-service hotels and resorts in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of March 31, 2003, we owned 106 hotels, with 27,432 rooms, all of which were leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts (“Interstate Hotels”). In addition, we are party to an intercompany agreement with Interstate Hotels that governs a number of aspects of our relationship.

      The following discussion should be read in conjunction with our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the unaudited consolidated financial statements included herein.

RESULTS OVERVIEW

      Revenues declined to $243.2 million for the three months ended March 31, 2003 compared to $248.8 million for the same period in 2002. Our results reflect the effects of the conflict in Iraq, an elevated terrorist alert level and the continued sluggish economy, all of which have caused declines in business transient travel demand nationwide. We continue to focus on increasing group sales at our hotels to offset the decline in business travel.

      Hotel operating expenses increased to $96.4 million for the three months ended March 31, 2003 from $92.4 million for the same period in 2002. The comparison between the two periods is difficult, as the 2002 first quarter results reflect significant cost reductions instituted in the aftermath of the September 11, 2001 terrorist attacks. These severe cost-reduction measures were scaled back later in 2002 in an effort to improve guest satisfaction. As the war in Iraq commenced in 2003, we also adjusted our expense levels as appropriate in certain markets. We are continuing to work with Interstate Hotels to identify revenue enhancement opportunities as well as additional cost reduction and control measures at our hotels. Other operating expenses increased to $185.5 million for the three months ended March 31, 2003 from $133.6 million for the same period in 2002 primarily resulting from an asset impairment charge of $56.7 million in the first quarter of 2003, which is more fully described in the “Results of Operations” section below.

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

RESULTS OF OPERATIONS

      The provisions of Statement of Financial Accounting Standards (SFAS) No. 144 require that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized on the sale, be recorded as discontinued operations. Accordingly, we have reclassified 2002 results of operations to conform to the requirements of SFAS No. 144. See Footnote 10 “Dispositions,” included in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the amounts reclassified.

Three months ended March 31, 2003 compared with the three months ended March 31, 2002

      The following table provides our hotels’ operating statistics on a comparable hotel basis for the three months ended March 31 (comparable hotels are those that were owned for substantially all of both periods):

	2003	2002	Change

Average daily rate	$102.14	$105.87	(3.5)%
Occupancy	63.1%	63.3%	(0.3)%
Revenue per available room (RevPAR)	$64.48	$67.05	(3.8)%

      The conflict in Iraq, an elevated terrorist alert level and the sluggish economy, have had a negative effect on our hotel operations, evidenced by a reduction in transient business travel. This is reflected in the 3.5% reduction in average daily rate and a 0.3% reduction in occupancy for the three months ended March 31, 2003 compared to the same period in 2002. We have shifted our marketing efforts towards lower-rated group and contract business in most markets in order to maintain occupancy at our properties. Due to the short booking window for most business, including our group and contract customers, we anticipate being able to shift our customer mix toward more business transient customers when the economy and corporate profits strengthen, bringing renewed strength to this vital customer segment.

      Revenues. Total revenue from continuing operations decreased $5.6 million to $243.2 million for the three months ended March 31, 2003 from $248.8 million for the same period in 2002, primarily due to a $6.5 million decrease in room revenue directly attributable to a decrease in average daily rate and occupancy. Revenue from other sources decreased $1.1 million primarily due to a reduction in telephone services stemming from usage of other communication devices in lieu of hotel telephones. The overall decrease was partially offset by a $1.8 million increase in food and beverage revenue, resulting primarily from an increase in banquet revenue.

      Operating expenses. Total operating expenses increased a net $56 million to $281.9 million for the quarter ended March 31, 2003 compared to $225.9 million for the same period in 2002. Hotel operating expenses increased from $92.4 million for the three months ended March 31, 2002 to $96.4 million for the same period in 2003 due primarily to increases in room expenses of $1.1 million and food and beverage costs of $2.5 million. Operating expenses in 2002 reflected severe cost cuts instituted in the aftermath of the September 11, 2001 terrorist attacks.

      Other operating expenses. Other operating expenses increased $51.9 million to $185.5 million for the three months ended March 31, 2003 from $133.6 million for the same period in 2002, primarily resulting from an impairment charge of $56.7 million in the first quarter of 2003. Excluding this charge and the significant charges in 2002 described in greater detail below, other operating expenses increased $1.5 million for the quarter ended March 31, 2003. This increase stems mainly from an increase in our property operating costs, which consist of repairs and maintenance, energy, franchise and management costs. Our property operating costs increased $1.4 million during the quarter, primarily due to a $1.1 million increase in energy costs due to the civil disruptions in Venezuela and the war in Iraq, as well as an unusually cold winter in the northeastern United States in 2003. Due to the conclusion of the war in Iraq, we expect our energy costs to return to more normal levels in the coming months.

      Significant charges. Late in the first quarter of 2003, we expanded our asset sales program to include a total of 16 non-core assets. This was based on our decision to raise additional cash to reduce our overall leverage and provide additional capital for reinvestment in our core holdings. We recognized an impairment loss of $56.7 million related to these additional hotels for the three months ended March 31, 2003.

      We also incurred several significant charges for the three months ended March 31, 2002, as follows:

•	a $4.7 million loss on fair value of non-hedging derivatives due to the repayment of debt that was originally hedged; and

•	a $1.5 million write-off of deferred costs due to the reduction in our borrowing capacity on our revolving credit agreement in March 2002.

      Discontinued operations. During 2002, we sold five hotels in separate transactions and received $60.7 million in cash. In mid-January 2003, we completed the sale of one hotel and received $12.7 million in cash. This hotel was classified as held for sale at December 31, 2002. We classified $0.8 million, net of tax, of income from the six hotels’ operations as discontinued for the three months ended March 31, 2002. Results of operations for the three months ended March 31, 2003 for the one hotel sold in January were insignificant and were therefore included in continuing operations.

FUNDS FROM OPERATIONS AND EBITDA

      The National Association of Real Estate Investment Trusts, or NAREIT, created Funds from Operations, or FFO, as an alternative earnings measure and defines it as net income (computed in accordance with accounting principles generally accepted in the United States, or GAAP), excluding gains (or losses) from sales or real estate and real estate-related depreciation and amortization, and after comparable adjustments for our portion of these items related to unconsolidated partnerships and joint ventures. Extraordinary items as defined by GAAP are excluded from the calculation of FFO. We believe FFO is an indicative measure of our operating performance due to the significance of our hotel real estate assets and can be used to measure our ability to service debt, fund capital expenditures, and expand our business. We also use FFO in our annual budget process. In addition, some of the restrictive covenants in our debt instruments are based on FFO.

      Substantially all of our assets consist of real estate, and in accordance with GAAP, those assets are subject to straight-line depreciation, which reflects the assumption that the value of real estate assets, other than land, will decline over time. That assumption is often not true with respect to the actual market value and other conditions. As a result, we and many industry investors believe that presentation of GAAP operating measures for real estate companies to be more informative and useful when other measures, adjusted for depreciation and amortization, are also presented. In an effort to address these concerns, NAREIT adopted a definition of FFO, as described above, which we adopted.

      EBITDA represents consolidated earnings before interest expense, income taxes, depreciation and amortization and includes operations from the assets included in discontinued operations. We believe EBITDA provides useful information to investors for evaluating our operating performance and the capacity of our operations to incur and service debt, fund capital expenditures, and expand our business. Also, we use EBITDA to provide a measure of unleveraged cash flow that can be isolated on an asset by asset basis, to determine overall property performance and to measure our ability to service debt. We believe that the rating agencies and a number of our lenders also use EBITDA for those purposes. Restrictive covenants in our senior and subordinated note indentures contain financial ratios based on EBITDA. We also use EBITDA as one measure in determining the value of acquisitions and dispositions and, like FFO, it is also widely used in our annual budget process.

      FFO and EBITDA should not be considered as alternatives to any other operating or liquidity performance measure prescribed by GAAP. Although FFO and EBITDA are considered standard benchmarks utilized by the investment community, our FFO and EBITDA may not be comparable to similarly titled measures reported by other companies.

FFO

      We use FFO as a measure of our performance. We define FFO as NAREIT’s definition as described above. The following reconciles our GAAP net loss to FFO on a diluted basis for the three months ended March 31 (in thousands):

	2003	2002

Net loss	$(69,746)	$(9,943)
Loss on asset impairments	56,677	—
Hotel depreciation and amortization	27,613	28,651
Minority interest to common OP unit holders	(3,818)	(768)

FFO	10,726	17,940
Interest on convertible debt	—	1,832

FFO on a diluted basis	$10,726	$19,772

EBITDA

      EBITDA for the three months ended March 31 was as follows (in thousands):

	2003	2002

Operating (loss) income from continuing operations	$(38,743)	$22,906	(a)
Loss on asset impairments	56,677	—
Depreciation and amortization	28,994	29,853

EBITDA from continuing operations	$46,928	$52,759	(a)

Income from discontinued operations	$—	$841
Income tax expense	—	24
Interest expense, net	—	(34)
Depreciation and amortization	—	1,048

EBITDA from discontinued operations	$—	$1,879

EBITDA, total operations	$46,928	$54,638	(a)

(a)	Operating income from continuing operations, EBITDA from continuing operations and EBITDA, total operations, include the effects of a $4,735 non-cash loss due to our swap agreements being converted to non-hedging derivatives in January 2002 and a $1,529 non-cash write-off of deferred financing costs due to reduction in our borrowing capacity on our revolving credit agreement in March 2002.

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

      Factors that may influence our liquidity include:

•	Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety related primarily to terrorism and the developments in the conflict in Iraq and related concerns, and other operating risks described under the caption, “Risk Factors — Operating Risks” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2002;

•	Factors that affect our access to bank financing and the capital markets, including operational risks, high leverage, interest rate fluctuations, and other risks described under the caption “Risk Factors — Financing Risks” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2002; and

•	Other factors described previously under the caption, “Cautionary Statement Regarding Forward-Looking Statements.”

      We believe we have sufficient free cash flow currently, and we expect to have adequate cash flow during the next twelve months in order to fund our operations, capital commitments and debt service obligations. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions, and since September 11, 2001 have been heavily impacted by geopolitical concerns and other factors impacting business and leisure travel. If general economic conditions are significantly worse than we expect for an extended period, this will likely have a negative effect on our projections of available cash flow and liquidity. We continue to take steps to strengthen our balance sheet and to maintain financial flexibility and liquidity. We sold one non-core asset in the first quarter of 2003 for approximately $12.7 million. We ended the first quarter of 2003 with a cash balance of approximately $87.5 million, of which $65.5 million was unrestricted. We intend to carry balances of similar amounts, or slightly higher, on our balance sheet for the foreseeable future, as we believe this cash reserve should be adequate to protect us from a potential downturn in our business. In April 2003, we sold another non-core hotel asset for approximately $3.1 million.

      We have been actively marketing 15 non-core hotels for sale, from which we expect to generate proceeds of approximately $95 million to $105 million. Subsequent to March 31, 2003, we identified an additional 19 non-core assets that we plan to dispose of. We anticipate estimated proceeds of $180 million to $200 million. Our ability to realize these estimated proceeds is, however, dependent upon finding qualified buyers willing to pay a purchase price that we consider reasonable. Subject to the limits and restrictions imposed on us by our borrowing arrangements, we are currently able to utilize any proceeds from the sale of assets to invest in capital expenditures and repay our senior unsecured notes.

      To reduce the overall amount and cost of our debt, we will consider opportunities to repurchase some of our current outstanding debt. Any such transactions, however, are subject to the limits and restrictions imposed by our borrowing arrangements. See “Long-Term Debt” section below for a discussion of such restrictions.

Sources and Uses of Cash

      We used a total of $10.2 million of cash from operations during the first quarter of 2003 compared with $9.1 million generated in the first quarter of 2002. Our operating results and the amount of cash generated by our hotel operations have been negatively impacted by the events of September 11, 2001, the continuing sluggish economy, the threat of further terrorist attacks, and other factors affecting business and leisure travel. Cash flow from operations also decreased in 2003 due to the timing of interest payments and higher interest rates on our senior unsecured notes issued in February 2002. Our first semi-annual interest payment on these notes was made in July 2002. We made an interest payment of approximately $9 million on these notes in January 2003. Partially offsetting this increase in interest was savings of approximately $2.5 million in interest on our previous revolving credit facility, which was repaid with the net proceeds from the February 2002 senior unsecured notes issuance.

      Included in our operating results is the 16% preferred return on our preferred investment in MIP. As of March 31, 2003, approximately $12.8 million of cumulative preferred returns remained unpaid. We evaluate the collectibility of our preferred return based on the underlying value of the hotel properties and our preference to distributions. On March 27, 2003, MIP completed a refinancing of its long-term debt, which allows the release of excess cash flow to pay our preferred return currently. We expect to begin receiving distributions representing payments of our current return during the second quarter of 2003. In the future, we expect that our cumulative unpaid preferred returns will be paid from excess cash flow above our current return and from potential disposition proceeds in excess of debt allocated to individual assets. Given the current economic environment, we do not expect the partnership’s operations to provide adequate cash flow in the near term for significant repayments of our cumulative unpaid preferred returns.

      Our investing activities provided a net $44.1 million of cash during the first quarter of 2003, resulting primarily from:

•	$42.1 million from Interstate Hotels for the repayment of their note receivable; and

•	$12.7 million of proceeds from the sale of one hotel; partially offset by

•	$8.6 million of hotel capital expenditures (including $0.8 million of capitalized interest).

      We used $2 million of cash in financing activities during the first quarter of 2003 due mainly to the repayment of our long-term debt obligations.

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

Long-Term Debt

      Convertible notes. As of March 31, 2003, we had outstanding $154.3 million aggregate principal amount of 4.75% convertible subordinated notes due in 2004. We are currently actively exploring a variety of sources to repay these securities. Under the indentures related to our $950 million of senior unsecured notes and our $205 million of senior subordinated unsecured notes, prepayment of our convertible subordinated notes prior to maturity is prohibited as long as our fixed charge coverage ratio, as defined, is less than 2 to 1. At March 31, 2003, such ratio was 1.5 to 1 and, therefore, under these circumstances, we can only repay these securities at maturity (our indentures permit such repayment at maturity). We do not currently expect this ratio to improve to a level that would permit repayment of the convertible notes prior to their maturity. Among the sources of repayment of these securities which are currently under active consideration, all of which are permitted under our indentures, are:

•	Our available cash flow;

•	The proceeds of borrowings on a non-recourse basis (limited to $300 million), with such borrowings secured by certain of our hotel properties;

•	Borrowing under our $50 million general debt “basket” under our indentures;

•	CMBS or other secured borrowings through a special purpose, “unrestricted” subsidiary; our indentures permit us to fund such a subsidiary with assets equal to up to 5% of our Consolidated Net Tangible Assets, as defined (approximately $135 million at March 31, 2003);

•	The proceeds of a pari passu refinancing of our convertible subordinated notes; or

•	A combination of the above.

      We are currently reviewing these alternatives and believe that a combination of secured borrowings under the permitted “baskets” for this type of financing is the alternative that we will most likely employ. Our ability to issue secured debt is enhanced by the fact that our hotel portfolio contains 82 unencumbered properties out of our total current portfolio of 105 hotels, and only 13 of these assets are subject to ground leases. Our ability to incur secured debt is generally limited by tests in our senior note indentures requiring us to maintain certain levels of unencumbered assets. However, we do not believe that these requirements will prevent us from accessing any of the above sources of secured financing at the convertible notes’ maturity in October 2004. While we generally may not repay the convertible notes prior to maturity, we may raise our secured financing prior to that date to take advantage of the favorable rates and borrowing capacity that currently exists in the market even though such action will likely result in higher net interest expense for the period prior to repayment of the convertible notes.

      Credit facility. On October 29, 2002, we entered into a new three-year $100 million senior revolving credit facility, secured by our equity interests in most of our subsidiaries. The initial interest rate is LIBOR plus 388 basis points. As of March 31, 2003, there were no outstanding borrowings on this facility.

      This facility contains customary compliance measures we must meet in order to borrow on the facility, which became more stringent on a quarterly basis beginning in the first quarter of 2003. The sale of two hotels during the fourth quarter of 2002 and one in January 2003, as well as the settlement of our note receivable with Interstate Hotels, impacted our leverage covenant due to the loss of trailing 12-month EBITDA (as defined in the credit agreement) on a pro forma basis. While we cannot currently borrow under the facility, we have obtained a waiver of compliance with this leverage covenant from our lending group through May 20, 2003. We currently intend to request an extension of the waiver for a 90-day period. Because we do not anticipate needing to draw under the bank line or having borrowing capacity to do so in the near term, we expect to significantly reduce or terminate the facility. We have approximately $1.4 million of unamortized capitalized financing costs related to this facility as of March 31, 2003. These costs, or a significant portion thereof, would be written off if we decide to terminate or significantly reduce the facility.

      Senior unsecured notes. In February 2002, we issued an additional $200 million ($196.2 million, net of discount and related fees) aggregate principal amount of 9.13% senior unsecured notes due 2011. We used the proceeds from the issuance of these notes to repay approximately $195 million of the outstanding balance under our previous credit facility.

      As of March 31, 2003, we had $950 million of aggregate principal of these notes outstanding. These notes contain various restrictive incurrence covenants, limiting our ability to transact certain business activities, including additional borrowings, if specific financial thresholds are not achieved. One of those thresholds is maintaining a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity). As of March 31, 2003, our fixed charge coverage ratio was 1.5 to 1, and therefore we were not able to enter into certain transactions. These limitations include the repurchase of our stock, the issuance of any preferred stock, the payment of dividends (unless required to maintain our status as a REIT), the incurrence of any additional debt, or the repayment of outstanding debt before it comes due.

      There are certain exceptions, or “carve-out,” features with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We currently have the ability to incur $300 million of secured non-recourse financing within restricted subsidiaries. Proceeds within the restricted subsidiaries could not be used to retire the Convertible Notes prior to their maturity but could be used to repay them at maturity. Additionally, we are permitted to invest five percent of consolidated net tangible assets in an unrestricted subsidiary. We would then be able to leverage the properties contributed to the unrestricted subsidiary and could use any proceeds from new financings to retire the Convertible Notes prior to their maturity. We also have a general carve-out to incur $50 million of any type of additional debt within a restricted subsidiary.

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

      Secured facility. We completed a $330 million, 10-year non-recourse financing during 1999. The facility is secured by a portfolio of 19 hotels and contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and funding of capital expenditures. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income after payment of FF&E reserves and franchise fees (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $8.8 million of cash was held in escrow under this provision as of March 31, 2003. Additional amounts continue to be held in escrow. The security agreement permits us to substitute unleveraged properties into the portfolio in place of existing properties in order to increase the NOI to a level at which the portfolio will meet this requirement. We have begun discussions with the servicer regarding this substitution. We are also in the process of negotiating the release of up to $5 million of cash held in escrow for funding of capital expenditures on the 19 encumbered properties.

Use of Asset Sales Proceeds

      As discussed elsewhere, one of our key short-term strategies is to sell selected non-core assets, many of which were acquired as part of a portfolio. These “non-core” assets generally possess one or more of the following characteristics:

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

Asset Dispositions

      We continued to actively market non-core assets as part of our program to sell assets that do not fit our long-term strategy. Initially, we intend to retain the proceeds from any asset sales for additional liquidity. To the extent we complete additional asset dispositions, and we believe that our liquidity levels are appropriate, we will consider applying proceeds from asset sales to repurchase debt and reinvest in our core assets. We sold one hotel in January 2003 for $12.7 million. Late in the first quarter of 2003, we expanded our asset disposition program to include a total of 16 non-core assets. This was based on our decision to raise additional cash to reduce our overall leverage and provide additional capital for reinvestment in our core holdings. Based on our expected proceeds of approximately $95 million to $105 million, we recorded an impairment charge in the first quarter of 2003 of $56.7 million. In April 2003, we sold one of these hotels for $3.1 million. Also, subsequent to quarter end, we made the determination to dispose of an additional 19 non-core assets that we anticipate will generate expected proceeds of $180 million to $200 million. Our ability to realize these estimated proceeds is, however, dependent upon finding qualified buyers willing to pay a purchase price that we consider reasonable. The 34 properties we are disposing of represent approximately one-third of our total properties, but only ten percent of our total EBITDA.

      We expect to incur an impairment charge of $155 million to $175 million (excluding contract termination costs) in the second quarter of 2003. These impairment charges are based on our estimates of the fair value of the properties we plan to dispose of. These estimates require us to make assumptions about the sales prices that we expect to realize for each property as well as the timing of a potential sale. In making these estimates, we consider the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. Actual results could differ materially from these estimates.

      As we dispose of these assets, we may incur termination obligations due to Interstate Hotels of up to a maximum of $19 million, calculated assuming sale of the properties in 2003 and assuming buyers of our hotel properties elect to have the properties managed by third-parties other than Interstate Hotels. Any such obligation would affect the calculation of the final gain or loss on the sale of a particular asset, since in accordance with current accounting guidance, the obligation is not recognized until such time as the asset disposition is complete and a termination notice is provided to Interstate Hotels. At that time, the recognition of any termination obligation will be included in discontinued operations. Payment of any obligation due under termination provisions of the contract is payable over a period of 30 months.

      In addition, we are frequently approached by potential buyers interested in other assets that we might consider selling and have recently engaged in discussions with some of those potential buyers of hotel assets, both on an individual and a portfolio basis. Any such portfolio may include both core and non-core assets, if the disposition arrangement would be beneficial to shareholder value. However, there can be no assurance that any such transactions will be initiated or concluded. Any additional sales of assets under these scenarios may result in additional impairment charges in future periods, if and when such transactions might be undertaken. While we always consider any opportunities that may improve our financial condition or results of operations, we have not committed to the disposition of any of these other assets at this time. As such, we are not able at this time to estimate the timing or the amount of any additional impairment charges that might result. We are aided in our disposition program by the fact that we can terminate any management agreement of any hotel we sell, in some cases, subject to the payment of a fee as discussed above, as well as the fact that 82 of our current 105 assets are unencumbered and only 13 of those assets are subject to ground leases. Excluding the non-core assets included in our asset disposition program, we have 51 unencumbered assets.

Capital Resources

      We make ongoing capital expenditures in order to keep our hotels competitive in their markets and to comply with franchise obligations, as described further in “Operating Risks” (the potential adverse impact of our failure to meet the requirements contained in our franchise and licensing agreements) included in Item 1 — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2002. We fund our capital expenditures primarily from cash generated from operations and existing cash on hand, but may also use proceeds from the sales of non-core assets to provide capital for renovation work. We invested approximately $8.6 million (including $0.8 million of capitalized interest) for ongoing capital expenditures during the first quarter of 2003, and we anticipate investing a total of $30 million to $40 million on capital expenditure programs during 2003. These ongoing programs will include room and facilities refurbishments, renovations, and furniture and equipment replacements. We have shifted a portion of our 2003 planned capital expenditures to the second half of the year due to the current sluggish economy and uncertainty in the current economic operating environment. If operating conditions warrant, we may defer elements of our capital expenditure program to 2004. The deferral of capital spending will require that we spend a higher percentage of future revenue to fund future capital expenditures. The deferral of capital spending has not significantly impacted our business as, generally in the past, we acquired good quality assets and spent a relatively high level of capital in the early years of ownership. Continued deferral of capital spending, however, could materially affect our operations in the future. We believe the properties we are now marketing for sale typically have higher per room capital expenditure requirements than our core assets. Sales of these properties will allow us to focus our capital spending dollars in the future on our core portfolio.

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

      The provisions of SFAS No. 144 also require that whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may be impaired that an analysis be performed to determine the recoverability of the asset’s carrying value. We make estimates of the undiscounted cash flows from the expected future operations or potential sale of the asset. If the analysis indicates that the carrying value is not recoverable from these estimates of cash flows, we write down the asset to estimated fair value and recognize an impairment loss. Any impairment losses we recognize on assets held for use are recorded as operating expenses. We record any impairment losses on assets held for sale as a component of discontinued operations. Based on current economic conditions and our continuing forecast and outlooks for future periods, we may be required in future periods to recognize additional impairment charges if circumstances indicate at that time that the carrying value of the assets may be impaired.

      We adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. As part of our strategy includes the disposition of certain hotel assets, all of which are managed under agreements which typically include termination penalty clauses with Interstate Hotels, we may incur termination obligations related to our asset dispositions. Any such liability will be recognized at the time the asset disposition is complete and a termination notice is provided to Interstate Hotels. At that time, the recognition of the termination obligation will be included in the calculation of the final gain or loss on sale and will be included in discontinued operations.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

      We have future long-term debt and ground lease obligations related to our consolidated entities and properties. As of March 31, 2003, we were not involved in any off-balance sheet arrangements with MIP.

      The following table summarizes our aggregate contractual obligations as of March 31, 2003 (in thousands):

		Less than	One to	Three to
	Total	One Year	Three Years	Five Years	Thereafter

Long-term debt, net of unamortized discount(a):
Senior unsecured notes	$944,140	$—	$—	$299,359	$644,781
Secured facility	313,270	5,211	13,362	24,338	270,359
Senior subordinated notes	203,302	—	—	203,302	—
Convertible notes	154,300	—	154,300	—	—
Mortgage debt and other	37,498	2,419	12,654	8,004	14,421

Total long-term debt	1,652,510	7,630	180,316	535,003	929,561

Ground lease obligations	63,177	1,317	2,995	4,308	54,557

Aggregate contractual obligations	$1,715,687	$8,947	$183,311	$539,311	$984,118

(a)	For a description of the material terms of our long-term debt, see “Financial Condition, Liquidity, and Capital Resources — Long-Term Debt” section above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There were no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rule 13a-1(c) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Changes in Internal Controls

      Subsequent to the date of our evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

      (a.) Exhibits

Exhibit
No.		Description of Document

3	.2.1	Amended and Restated By-laws of the Registrant, dated and effective April 22, 2003.
10	.18*	Amendment to the Executive Employment Agreement effective as of November 1, 2001, between MeriStar Hospitality Corporation and MeriStar Hospitality Operating Partnership, L.P. and Paul W. Whetsell, effective November 20, 2002.
10	.19*	Second Amendment to the Executive Employment Agreement effective as of November 1, 2001, between MeriStar Hospitality Corporation and MeriStar Hospitality Operating Partnership, L.P. and Paul. W. Whetsell, effective April 22, 2003.
10	.20*	Executive Employment Agreement, effective February 17, 2003, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Jerome J. Kraisinger.
10	.4.2	Second Amendment, dated as of April 1, 2003, to Intercompany Agreement.
13		Financial Statements of MeriStar Hospitality Operating Partnership, L.P. as of and for the three months ended March 31, 2003.
99.1		Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P.
99.2		Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer.
99.3		Sarbanes-Oxley Act Section 906 Certifications of Chief Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

      (b.) Reports on Form 8-K

      On March 10, 2003, we filed a current report on Form 8-K (Items 7 and 9) displaying the slide show presented at the investor and analyst meeting on March 10, 2003.

      On February 12, 2003, we filed a current report on Form 8-K (Items 5 and 7) announcing the financial results for the fourth quarter and year ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERISTAR HOSPITALITY CORPORATION

By:	/s/ PAUL W. WHETSELL

Paul W. Whetsell
Chief Executive Officer

Dated: May 15, 2003

CERTIFICATIONS

I, Paul W. Whetsell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MeriStar Hospitality Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Paul W. Whetsell

Paul W. Whetsell
Chief Executive Officer
MeriStar Hospitality Corporation

CERTIFICATIONS

I, Donald D. Olinger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MeriStar Hospitality Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Donald D. Olinger

Donald D. Olinger
Executive Vice President and Chief Financial Officer
MeriStar Hospitality Corporation