Form 10-Q
period 2003-06-30
MERISTAR HOSPITALITY CORP
filed 2003-08-12
CIK 1012967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-11903

MeriStar Hospitality Corporation

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	75-2648842 (I.R.S. Employer Identification No.)

4501 North Fairfax Drive Arlington, Virginia (Address of principal executive offices)	22203 (Zip Code)

(703) 812-7200

(Registrant’s telephone number, including area code)

1010 Wisconsin Avenue, N.W.

Washington, D.C. 20007
(202) 295-1000
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

      The number of shares of the registrant’s common stock outstanding at July 31, 2003 was 46,111,977.

i

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	June 30,
	2003	December 31,
	(Unaudited)	2002

ASSETS
Investments in hotel properties	$2,653,959	$3,020,909
Accumulated depreciation	(407,965)	(460,972)

	2,245,994	2,559,937
Restricted cash	30,105	20,365
Investments in and advances to affiliates	41,714	41,714
Note receivable from Interstate Hotels & Resorts	—	42,052
Prepaid expenses and other assets	36,155	43,228
Accounts receivable, net of allowance for doubtful accounts of $980 and $848	68,996	56,828
Marketable securities (Note 2)	18,056	—
Cash and cash equivalents (Note 2)	56,307	33,896

	$2,497,327	$2,798,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$1,650,487	$1,654,102
Accounts payable and accrued expenses	104,681	109,790
Accrued interest	52,121	52,907
Due to Interstate Hotels & Resorts	5,925	10,500
Other liabilities	15,064	18,013

Total liabilities	1,828,278	1,845,312

Minority interests	39,693	74,422
Stockholders’ equity:
Common stock, par value $0.01 per share Authorized — 100,000 shares Issued — 50,484 and 49,555 shares	505	495
Additional paid-in capital	1,217,049	1,196,025
Retained deficit	(506,976)	(230,870)
Accumulated other comprehensive loss	(2,141)	(7,052)
Unearned stock-based compensation	(2,195)	(3,638)
Common stock held in treasury — 4,374 and 4,324 shares	(76,886)	(76,674)

Total stockholders’ equity	629,356	878,286

	$2,497,327	$2,798,020

See accompanying notes to unaudited consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Hotel operations:
Rooms	$164,393	$174,945	$319,610	$336,830
Food and beverage	68,496	69,817	130,196	129,673
Other hotel operations	21,693	20,614	40,402	39,298
Office rental, parking and other revenue	3,461	4,240	6,756	8,501

Total revenue	258,043	269,616	496,964	514,302

Hotel operating expenses:
Rooms	40,036	41,199	77,902	78,085
Food and beverage	47,803	48,752	93,042	91,515
Other hotel operating expenses	12,787	11,382	23,835	21,827
Office rental, parking and other expenses	583	684	1,213	1,497
Other operating expenses:
General and administrative	42,612	42,717	84,301	84,161
Property operating costs	37,893	39,085	74,116	73,999
Depreciation and amortization	29,842	29,969	58,562	60,900
Loss on asset impairments	207,630	—	262,608	—
Property taxes, insurance and other	20,454	16,179	40,509	35,546
Change in fair value of non-hedging derivatives, net of swap payments	—	3,090	—	3,079
Loss on fair value of non-hedging derivatives	—	—	—	4,735

Operating expenses	439,640	233,057	716,088	455,344

Operating (loss) income	(181,597)	36,559	(219,124)	58,958
Interest expense, net	34,739	34,112	69,565	68,767

(Loss) income before minority interests, income taxes, and discontinued operations	(216,336)	2,447	(288,689)	(9,809)
Minority interests	10,598	(245)	14,275	382
Income tax (expense) benefit	(28)	(60)	175	259

(Loss) income from continuing operations	(205,766)	2,142	(274,239)	(9,168)
Discontinued operations:
(Loss) income from discontinued operations before tax benefit (expense)	(598)	855	(1,864)	2,260
Income tax benefit (expense)	3	(24)	(3)	(62)

(Loss) income from discontinued operations	(595)	831	(1,867)	2,198

Net (loss) income	$(206,361)	$2,973	$(276,106)	$(6,970)

Earnings per share:
Basic:
(Loss) income from continuing operations	$(4.47)	$0.05	$(5.99)	$(0.21)
(Loss) income from discontinued operations	(0.01)	0.02	(0.04)	0.05

Net (loss) income per basic share	$(4.48)	$0.07	$(6.03)	$(0.16)

Diluted:
(Loss) income from continuing operations	$(4.47)	$0.04	$(5.99)	$(0.21)
(Loss) income from discontinued operations	(0.01)	0.02	(0.04)	0.05

Net (loss) income per diluted share	$(4.48)	$0.06	$(6.03)	$(0.16)

See accompanying notes to unaudited consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in thousands)

	Six Months Ended
	June 30,

	2003	2002

Operating activities:
Net loss	$(276,106)	$(6,970)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,055	63,879
Loss on asset impairments	264,677	—
Loss on fair value of non-hedging derivatives	—	4,735
Minority interests	(14,275)	(382)
Amortization of unearned stock-based compensation	1,443	1,920
Unrealized gain on interest rate swaps recognized in net loss	(3,395)	(2,905)
Deferred income taxes	(2,094)	(375)
Changes in operating assets and liabilities:
Accounts receivable	(12,168)	(4,817)
Prepaid expenses and other assets	4,225	3,098
Due from/to Interstate Hotels & Resorts	(4,575)	4,900
Accounts payable, accrued expenses, accrued interest and other liabilities	(4,977)	3,847

Net cash provided by operating activities	11,810	66,930

Investing activities:
Investments in hotel properties	(14,547)	(24,696)
Proceeds from sales of assets	15,720	—
Purchases of marketable securities	(18,056)	—
Net payments from (advances to) Interstate Hotels & Resorts	42,052	(10,000)
(Increase) decrease in restricted cash	(9,740)	4,384
Other, net	(299)	—

Net cash provided by (used in) investing activities	15,130	(30,312)

Financing activities:
Principal payments on long-term debt	(4,208)	(265,840)
Proceeds from issuance of long-term debt	—	234,841
Deferred financing fees	—	(3,571)
Proceeds from option exercises	—	3,156
Dividends paid to stockholders	—	(930)
Distributions to minority investors	(141)	(282)
Purchase of limited partnership unit	(65)	—

Net cash used in financing activities	(4,414)	(32,626)

Effect of exchange rate changes on cash and cash equivalents	(115)	(28)
Net increase in cash and cash equivalents	22,411	3,964
Cash and cash equivalents, beginning of period	33,896	23,448

Cash and cash equivalents, end of period	$56,307	$27,412

Supplemental Cash Flow Information
Cash paid for interest and income taxes:
Interest, net of capitalized interest	$70,399	$60,454

Income taxes	$1,902	$602

See accompanying notes to unaudited consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

1.          Organization

      MeriStar Hospitality Corporation is a real estate investment trust, or REIT. We own a portfolio of upscale, full-service hotels and resorts in the United States and Canada. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of June 30, 2003, we owned 105 hotels, with 27,269 rooms, all of which were leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts, Inc. (“Interstate Hotels”). In July 2003, we sold two hotels with 422 rooms.

      Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage all of our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to a subsidiary of Interstate Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. All of the agreements expire in 2010 and have three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

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

      In our opinion, the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

      Principles of Consolidation. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The interpretation addresses how to identify variable interest entities and when to consolidate those entities. Consolidation of variable interest entities is required by the primary beneficiary. The interpretation applied immediately to variable interest entities created after January 31, 2003, and applies beginning July 1, 2003 to those variable interest entities that were acquired before February 1, 2003. The initial application of the interpretation did not affect our results of operations or financial condition as we have not obtained an interest in any qualifying entity on or after January 31, 2003. We do not expect the application of the second phase to have a material affect on our results of operations or financial condition.

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

      Cash and Cash Equivalents. Our cash equivalents consist of investments in debt securities, including commercial paper, overnight repurchase agreements and money market funds, with an original maturity of three months or less. We classify investments in these types of securities with original maturities greater than three months as marketable securities.

      Marketable Securities. Our marketable securities consist of investments in debt securities, including commercial paper and agency discount notes, with maturities less than six months from their date of purchase. As of June 30, 2003, the majority of the securities mature within 90 days. We record these securities at amortized cost. As of June 30, 2003, the fair value of these securities was $18.1 million.

      Impairment or Disposal of Long-Lived Assets. We adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS No. 144 requires the current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002 and where we have no continuing involvement, including any gain or loss recognized, to be recorded as discontinued operations.

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

      We adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Our strategy includes the disposition of certain hotel assets, all of which are managed under agreements that typically include termination penalty clauses with Interstate Hotels. As a result, we may incur termination obligations related to our asset dispositions. Any such liability will be recognized at the time the asset disposition is complete and a termination notice is provided to Interstate Hotels. At that time, the recognition of the termination obligation will be included in the calculation of the final gain or loss on sale and will be included in discontinued operations. For further discussion of potential termination obligations, see “Asset Dispositions” included in Item 2 of this Quarterly Report on Form 10-Q.

      Gains and Losses From Extinguishments of Debt. We adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendment of SFAS No. 13, and Technical Corrections,” on January 1, 2003. The rescission of SFAS No. 4 and No. 64 requires that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. It also requires prior period gains or losses that are not from unusual or infrequent transactions to be reclassified as an operating expense. See Note 6 for details on the early extinguishment in July 2003 of substantially all of our convertible notes and a portion of our senior subordinated notes.

      Stock-Based Compensation. We adopted the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended in December 2002 by SFAS No. 148, on January 1, 2003 for new stock options issued under our compensation programs. As permitted by SFAS No. 148, we elected to apply the provisions prospectively, which includes recognizing compensation expense for only those stock options issued in 2003 and after. During the six months ended June 30, 2003, we granted 172,500 stock options to employees which vest ratably over three years. Compensation costs related to these stock options were not material to our results of operations for the six months ended June 30, 2003. We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock options issued under our compensation programs prior to January 1, 2003. As we granted these stock options at market value, no compensation cost has been recognized. For our other equity-based compensation plans, we recognize compensation expense over the vesting period based on the fair market value of the award at the date of grant.

      Had compensation cost been determined based on fair value at the grant date for awards granted prior to our adoption of the fair value method prescribed in SFAS No. 123, as amended by SFAS No. 148, our net loss and per share amounts would have been adjusted to the pro forma amounts indicated as follows (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net (loss) income, as reported	$(206,361)	$2,973	$(276,106)	$(6,970)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effect	677	1,206	1,606	2,252
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(816)	(1,411)	(1,900)	(2,704)

Net (loss) income, pro forma	$(206,500)	$2,768	$(276,400)	$(7,422)

Earnings per share:
Basic, as reported	$(4.48)	$0.07	$(6.03)	$(0.16)
Basic, pro forma	$(4.48)	$0.06	$(6.03)	$(0.17)

Diluted, as reported	$(4.48)	$0.06	$(6.03)	$(0.16)
Diluted, pro forma	$(4.48)	$0.06	$(6.03)	$(0.17)

      The effects of applying SFAS No. 123 for disclosing pro forma compensation costs may not be representative of the actual effects on reported net income and earnings per share in future periods.

      Accounting for Guarantees. We adopted FASB FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, on January 1, 2003. The interpretation requires recognition of liabilities at their fair value for newly-issued guarantees. We have no guarantees which require accounting under the provisions of this interpretation.

      New Accounting Pronouncements. The FASB issued FASB No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” in April 2003. The statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative, and amends certain other pronouncements. The statement applies to any freestanding financial derivative instruments entered into or modified after June 30, 2003. We do not expect adoption of this standard to have a material effect on our results of operations or financial condition, but we will assess its impact if and when we enter into any new derivative instruments that fall within the scope of this standard.

      The FASB issued FASB No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in May 2003. The statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires many instruments which were previously classified as equity to now be classified as a liability (or an asset in some circumstances), including: mandatorily redeemable instruments, instruments with repurchase obligations and instruments with obligations to issue a variable number of shares. The statement applies immediately to any freestanding financial instruments entered into or modified after May 31, 2003, and applies to all other instruments on July 1, 2003. We have no financial instruments which are covered by the provisions of this standard.

3.          Comprehensive (Loss) Income

      Comprehensive loss was $202.5 million and comprehensive income was $3.8 million for the three months ended June 30, 2003 and 2002, respectively. Comprehensive (loss) income consisted of net loss of $206.4 million and net income of $3 million for the three months ended June 30, 2003 and 2002, respectively, and foreign currency translation adjustments.

      Comprehensive loss was $271.2 million and $5.6 million for the six months ended June 30, 2003 and 2002, respectively. Comprehensive loss consisted of net loss of $276.1 million and $7 million for the six months ended June 30, 2003 and 2002, respectively, foreign currency translation adjustments, and in 2002 a $0.5 million fair value gain adjustment for derivatives.

4.          Investments in Hotel Properties

      Investments in hotel properties consisted of the following (dollars in thousands):

	June 30,	December 31,
	2003	2002

Land	$260,613	$288,611
Buildings and improvements	2,063,912	2,351,769
Furniture, fixtures and equipment	286,405	344,541
Construction-in-progress	43,029	35,988

	$2,653,959	$3,020,909

      For the six months ended June 30, 2003 and 2002, we capitalized interest of $1.6 million and $1.9 million, respectively.

      In late 2002, due to changes in economic conditions and the decision to market non-core assets as part of our program to dispose of assets that do not fit our long-term strategy, we performed an analysis to determine the recoverability of each of our hotel properties. Assets we have identified as “non-core” typically have one or more of the following characteristics: limited future growth potential, secondary market locations, secondary brand affiliations, higher than average future capital expenditure requirements, or an over-weighted market location.

      We recognized an impairment loss in 2002 on certain non-core assets we were then actively marketing. Late in the first quarter of 2003, we expanded our asset disposition program to include a total of 16 non-core assets and recognized an impairment loss of $56.7 million as a result of the change in our expected holding period for these assets.

      During the second quarter of 2003, we made the determination to dispose of an additional 19 non-core assets, for a total of 35 non-core assets included in our disposition program. Also during the second quarter, due to the market interest in certain of our other hotel assets, we decided to add an additional six assets to our disposition program. Due to this change in our expected holding period for these assets, we recognized an additional impairment loss of $208 million related to the disposition of these 41 assets during the three months ended June 30, 2003. We sold one of these hotels in April 2003 and two more hotels in July 2003.

      The impairment charges are based on our estimates of the fair value of the disposition properties. These estimates require us to make assumptions about the sales prices that we expect to realize for each property as well as the timing of a potential sale. In making these estimates, we consider the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. Actual results could differ materially from these estimates.

      As of June 30, 2003, our net investments in hotel properties included $16 million for two assets (both sold in July 2003), which met our criteria for held-for-sale classification. The remaining hotels included in our asset disposition program do not meet the probability criterion as prescribed by SFAS No. 144 to classify as held-for-sale.

5.          Investments in and Advances to Affiliates

      In 1999, we invested $40 million in MeriStar Investment Partners, L.P. (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our cost-basis investment is in the form of a partnership interest, in which we earn a 16% cumulative preferred return. We recognize the return quarterly as it becomes due to us. As of June 30, 2003, cumulative preferred returns of $15 million were due from MIP and included in accounts receivable on the accompanying consolidated balance sheet. We expect that any cumulative unpaid preferred returns would be paid in the future from excess cash flow above our current return and from potential disposition proceeds in excess of debt allocated to individual assets. Given the current economic environment, we do not expect MIP’s operations to provide adequate cash flow in the near term for significant payment of our current returns or repayments of our cumulative unpaid preferred returns. We evaluate the collectibility of our preferred return based on our preference to distributions and the underlying value of the hotel properties. Should the cash flow from MIP’s operations or the underlying value of the hotel properties continue to weaken over an extended period of time, the value of our original investment may also decline.

6.          Long-Term Debt

      Long-term debt consisted of the following (dollars in thousands):

	June 30,	December 31,
	2003	2002

Senior unsecured notes	$950,000	$950,000
Secured facility	311,886	314,626
Senior subordinated notes	205,000	205,000
Convertible notes	154,300	154,300
Mortgage and other debt	36,562	38,030
Unamortized issue discount	(7,261)	(7,854)

	$1,650,487	$1,654,102

      Aggregate future maturities as of June 30, 2003 were as follows (dollars in thousands):

2003 (six months)	$3,956
2004	170,720	(a)
2005	8,670
2006	9,412
2007	213,616	(b)
Thereafter	1,244,113

	$1,650,487

(a)
Includes the $154.3 million convertible notes, substantially all of which were repurchased in July 2003 with the proceeds from a new convertible note issuance. See “New convertible notes” discussion below for further details.
(b)
Includes the $205 million senior subordinated notes, $22.6 million of which were repurchased in July 2003 with the proceeds from a new convertible note issuance. See “New convertible notes” discussion below for further details.

      As of June 30, 2003, all of our debt bore fixed rates of interest. Our overall weighted average interest rate was 8.59%. The fair value, based on market prices at the end of the period, of our fixed-rate, long-term debt was $1.62 billion at June 30, 2003.

      Senior unsecured notes. The notes are unsecured obligations of certain subsidiaries of ours, and we guarantee payment of principal and interest on the notes. These notes contain various restrictive incurrence covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is maintaining a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity). As of June 30, 2003, our fixed charge coverage ratio was below 2 to 1, and therefore we were not permitted to enter into certain transactions, including the repurchase of our stock, the issuance of any preferred stock, the payment of dividends, the incurrence of any additional debt, or the repayment of outstanding debt before it comes due.

      There are certain exceptions, however, with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We currently have the ability to incur $300 million of secured financing within restricted subsidiaries. We also have a general carve-out to incur $50 million of unspecified borrowings within a restricted subsidiary. Additionally, we are permitted to repay subordinated debt prior to its maturity from the proceeds of a pari passu or junior financing with a longer term than the debt refinanced, an equity offering, or a financing within an unrestricted subsidiary. We are permitted to invest five percent of consolidated net tangible assets (as defined in the indentures) in an unrestricted subsidiary. We would then be able to mortgage the properties contributed to the unrestricted subsidiary. See “Financial Condition, Liquidity, and Capital Resources” in Item 2 of this Quarterly Report on Form 10-Q for our expectations in this regard.

      Secured facility. We completed a $330 million, 10-year, non-recourse financing secured by a portfolio of 19 hotels in 1999. The loan bears a fixed interest rate of 8.01% and matures in 2009. The secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $14.5 million of cash was held in escrow under this provision as of June 30, 2003. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003 (approximately one million as of June 30, 2003). Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels, they will release cash for all capital expenditures we have incurred from April 1, 2003 through the date of the amendment and future capital expenditures we incur on the 19 properties.

      New convertible notes. On July 1, 2003, we completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. The convertible notes are unsecured obligations and provide for semi-annual payments of interest on October 1 and April 1. We incurred approximately $6.5 million in debt issuance costs, which will be capitalized and amortized over the life of the new notes.

      The proceeds from the new issuance were used to repurchase $150.6 million of the $154.3 million 4.75% convertible notes, at varying prices, resulting in an aggregate discount of approximately $1.4 million. During the third quarter, we will recognize this gain and write off approximately $0.6 million of deferred financing costs related to the repurchase. The proceeds from the issuance were also used to repurchase $22.6 million of our $205 million senior subordinated notes, at varying prices, resulting in an aggregate discount of approximately $2 million. During the third quarter, we will recognize this gain and write off approximately $0.2 million of deferred financing costs related to the repurchases.

      Credit facility. In May 2003, we reduced our borrowing capacity on our senior credit facility from $100 million to $50 million and wrote off approximately $0.7 million in related deferred financing costs. As of June 30, 2003, we had no outstanding borrowings under this facility.

      This facility contains customary financial compliance measures, which became more stringent on a quarterly basis beginning in the first quarter of 2003. The sale of two hotels during the fourth quarter of 2002, one in January 2003, and one in April 2003, as well as the settlement of our note receivable with Interstate Hotels, impacted our leverage covenant due to the loss of trailing 12-month EBITDA (as defined in the credit agreement) on a pro forma basis. If we are not in compliance with the leverage covenant or any other financial covenants at the end of a quarterly measuring period, we will be in default under the credit facility and will not be permitted to borrow under the credit facility. We have obtained a waiver of compliance with this leverage covenant from our lending group, which was extended through August 20, 2003. Because we do not anticipate needing to draw under the bank line or having borrowing capacity to do so in the near term, we expect to terminate the facility in late 2003. We have approximately $0.6 million of unamortized capitalized financing costs related to this facility as of June 30, 2003, which would be written off should we decide to terminate the facility.

      Derivatives. As of June 30, 2003, we had one swap agreement with a notional principal amount of $100 million that does not qualify for treatment as a cash-flow hedge under SFAS No. 133. This swap agreement is currently being marked to market through our statement of operations. The fair value of this swap as of June 30, 2003 was a liability of $0.6 million, and is included in other liabilities in the accompanying consolidated balance sheet. We made additional cash payments on this swap of $0.6 million through its date of expiration, July 31, 2003.

      During the three and six months ended June 30, 2003, we recognized $1.3 million and $3.4 million, respectively, of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in those time periods. For the three and six months ended June 30, 2003, we made cash payments on these swaps of $1.3 million and $3.4 million, respectively. The change in fair value and the swap payments are netted together on our statement of operations.

      During the six months ended June 30, 2002, we recognized $2.9 million of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in that time period. For the three and six months ended June 30, 2002, we made cash payments on these swaps of $3.1 million and $6 million, respectively. The change in fair value and the swap payments are netted together on our statement of operations.

7.          Stockholders’ Equity and Minority Interests

      Common Stock Transactions. We issued 50,000 shares of common stock to a former executive officer and director in connection with the formal separation of management functions with Interstate Hotels, during the first quarter of 2003. This former executive officer and director also relinquished 50,000 Profits-Only OP Units (POPs) in the first quarter in connection with the separation.

      OP Units. Substantially all of our assets are held indirectly by and operated through MeriStar Hospitality Operating Partnership, L.P., our subsidiary operating partnership, (Commission file number 333-63768). Our operating partnership’s partnership agreement provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and POPs.

      Common OP Unit holders converted 878,000 and 400,000 of their OP Units, with a value of $20.1 million and $6.1 million, respectively, into common stock during the six months ended June 30, 2003 and 2002, respectively. There were no material conversions for cash during the six months ended June 30, 2003 and 2002.

      In May 2002, we issued 162,500 POPs to an executive officer pursuant to an employment agreement, with a value of $2.9 million.

8.          Earnings Per Share

      The following table presents the computation of basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic Earnings Per Share:
(Loss) income from continuing operations	$(205,766)	$2,142	$(274,239)	$(9,168)
Dividends declared on unvested restricted stock	—	(2)	—	(3)

(Loss) income available to common stockholders	$(205,766)	$2,140	$(274,239)	$(9,171)

Weighted average number of basic shares of common stock outstanding	46,078	44,955	45,813	44,754

Basic (loss) earnings per share from continuing operations	$(4.47)	$0.05	$(5.99)	$(0.21)

Diluted Earnings Per Share:
(Loss) income available to common stockholders	$(205,766)	$2,140	$(274,239)	$(9,171)
Minority interest, net of tax	—	104	—	—

Adjusted net (loss) income	$(205,766)	$2,244	$(274,239)	$(9,171)

Weighted average number of basic shares of common stock outstanding	46,078	44,955	45,813	44,754
Common stock equivalents:
Operating partnership units	—	3,420	—	—
Stock options	—	75	—	—

Total weighted average number of diluted shares of common stock outstanding	46,078	48,450	45,813	44,754

Diluted (loss) earnings per share from continuing operations	$(4.47)	$0.04	$(5.99)	$(0.21)

      For the three months ended June 30, 2003 and 2002, 9,152 shares and 5,445 shares, respectively, were excluded from the calculation of diluted earnings per share as the effect of their inclusion would be anti-dilutive. For the six months ended June 30, 2003 and 2002, 9,433 shares and 8,947 shares, respectively, were excluded from the calculation of diluted earnings per share as the effect of their inclusion would be anti-dilutive.

      On July 1, 2003, we completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010 (see Note 6). These notes are convertible into our common stock at any time prior to or at maturity, April 1, 2010, at a conversion price of $10.18 per share (equal to a conversion rate of 98.2318 shares per $1,000 principal amount of notes).

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

      Minimum Lease Payments. We lease the land at certain of our hotels under long-term arrangements from third parties. Certain leases contain contingent rent features based on gross revenues at the respective property. Future minimum lease payments required under these operating leases as of June 30, 2003 were as follows (dollars in thousands):

2003 (six months)	$719
2004	1,437
2005	1,440
2006	1,427
2007	1,427
Thereafter	56,368

$62,818

      Our obligations under other operating lease commitments, primarily for equipment, are not significant.

      We lease certain office, retail and parking space to outside parties under non-cancelable operating leases with initial or remaining terms in excess of one year. Future minimum rental receipts under these leases as of June 30, 2003 were as follows (dollars in thousands):

2003 (six months)	$2,349
2004	4,428
2005	2,896
2006	2,027
2007	1,456
Thereafter	1,929

$15,085

10.          Asset Dispositions

      We sold three hotels during the third quarter of 2002, two hotels in the fourth quarter of 2002, one in January 2003 and one in April 2003. In July 2003, we sold two hotels that met our criteria for held-for-sale classification as of June 30, 2003 (see Note 4). Operating results for the three and six months ended June 30, 2002 for these nine hotels have been reclassified to discontinued operations, and where applicable included in discontinued operations in the current periods’ results. Results of operations for the three and six months ended June 30, 2003 included impairment charges of $0.4 million and $2.1 million, respectively.

      Revenue included in discontinued operations for these hotels were (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenue	$2,564	$11,285	$6,808	$22,724

11.          Consolidating Financial Statements

      We and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. (MHOP) are guarantors of senior unsecured notes issued by MHOP. MHOP and certain of its subsidiaries are guarantors of our unsecured subordinated notes. We own a one percent general partner interest in MHOP, and MeriStar LP, Inc., our wholly-owned subsidiary, owns approximately a 90 percent limited partner interest in MHOP. All guarantees are full and unconditional, and joint and several. Exhibit 99.1 to this Quarterly Report on Form 10-Q presents supplementary consolidating financial statements for MHOP, including each of the guarantor subsidiaries. This exhibit presents MHOP’s consolidating balance sheets as of June 30, 2003 and December 31, 2002, consolidating statements of operations for the three and six months ended June 30, 2003 and 2002, and consolidating statements of cash flows for the six months ended June 30, 2003 and 2002.

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

      Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the current slowdown of the national economy;

•	economic conditions generally and the real estate market specifically;

•	the impact of the September 11, 2001 terrorist attacks or actual or threatened future terrorist incidents;

•	the threatened or actual outbreak of hostilities and international political instability;

•	governmental actions;

•	legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts;

•	level of proceeds from asset sales;

•	cash available for capital expenditures;

•	availability of capital;

•	ability to refinance debt;

•	rising interest rates;

•	rising insurance premiums;

•	competition;

•	supply and demand for hotel rooms in our current and proposed market areas, including the existing and continuing weakness in business travel and lower-than-expected daily room rates;

•	other factors that may influence the travel industry, including health, safety and economic factors; and

•	generally accepted accounting principles, policies and guidelines applicable to real estate investment trusts.

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

BUSINESS SUMMARY

      We are a real estate investment trust, or REIT, and own a portfolio of upscale, full-service hotels and resorts in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of June 30, 2003, we owned 105 hotels, with 27,269 rooms, all of which were leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts, Inc. (“Interstate Hotels”). In July 2003, we sold two hotels with 422 rooms.

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

      The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission, and with the unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

      The provisions of Statement of Financial Accounting Standards (SFAS) No. 144 require that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized on the sale, be recorded as discontinued operations. Accordingly, we have reclassified results of operations for 2003 and 2002 to conform to the requirements of SFAS No. 144. See Note 10 “Asset Dispositions,” included in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the amounts reclassified. The following results of operations discussions compare revenues, operating expenses and significant charges for continuing operations. Discontinued operations are discussed as a separate component within each period’s comparison.

Three months ended June 30, 2003 compared with the three months ended June 30, 2002

      The following table provides our hotels’ operating statistics on a comparable hotel basis for the three months ended June 30 (comparable hotels are those that were owned for substantially all of both periods):

	2003	2002	Change

Average daily rate	$98.36	$102.67	(4.2)%
Occupancy	68.3%	69.5%	(1.8)%
Revenue per available room (RevPAR)	$67.18	$71.37	(5.9)%

      The conflict in Iraq and an elevated terrorist alert level had a negative effect on our hotel operations, evidenced by a reduction in transient business travel. This is reflected in the 4.2% reduction in average daily rate and the 1.8% reduction in occupancy for the three months ended June 30, 2003 compared to the same period in 2002. We did however begin to see improvement in our hotel reservations in May as the conflict in Iraq ended. Also, our sales and marketing efforts focused on group business, which helped to partially offset lower levels of transient business travel.

      Revenues. Total revenue decreased $11.6 million to $258.0 million for the three months ended June 30, 2003 from $269.6 million for the same period in 2002, primarily due to a $10.6 million decrease in room revenue directly attributable to a decrease in average daily rate and occupancy. The decrease was also due to a $1.3 million decrease in food and beverage revenue related to a decrease in occupancy.

      Operating expenses. Total operating expenses increased a net $206.5 million to $439.6 million for the quarter ended June 30, 2003 compared to $233.1 million for the same period in 2002. Hotel operating expenses (including office rental, parking and other expenses) decreased from $102.0 million for the three months ended June 30, 2002 to $101.2 million for the same period in 2003 due mainly to a reduction in room expenses stemming from our cost-cutting measures.

      Other operating expenses increased $207.4 million to $338.4 million for the three months ended June 30, 2003 from $131.0 million for the same period in 2002, resulting mainly from an impairment charge of $207.6 million in the second quarter of 2003 (see discussion under “Significant charges” below). General and administrative costs remained essentially flat period over period. Property tax refunds totaling approximately $2.7 million during the three months ended June 30, 2002 contributed to the $4.3 million increase in property taxes for the 2003 comparative period. Property operating costs decreased $1.2 million due to a reduction in franchise fees, which are generally calculated as a percentage of revenues. As previously noted, revenues declined in the quarter from prior year levels.

      Significant charges. During the second quarter of 2003, we made the determination to dispose of an additional 19 non-core assets. Also, due to the market interest in certain of our other hotel assets, we decided to add an additional six assets to our disposition program. We recognized an impairment loss of $208 million ($0.4 million of which is included in discontinued operations) related to our asset disposition program during the three months ended June 30, 2003. As of June 30, 2003, we had 40 assets planned for disposition, two of which were sold in July 2003.

      We had two swap agreements that did not qualify for treatment as cash-flow hedges under SFAS No. 133, expire since June 30, 2002, one in December 2002 and one in April 2003. As of June 30, 2003, we had one swap agreement, which we account for as a fair-value hedge, with a notional principal amount of $100 million remaining outstanding. Results for the 2002 second quarter include a net expense of $3.1 million related to these agreements. Current period results were not materially affected by marking to market the remaining swap agreement. This swap expired on July 31, 2003.

      Discontinued operations. During 2002, we sold five hotels in separate transactions for an aggregate of $60.7 million in cash. In mid-January 2003, we completed the sale of one hotel, which was classified as held for sale at December 31, 2002, for $12.7 million in cash. In April 2003, we completed the sale of another hotel for $3.1 million in cash. As of June 30, 2003, we had two hotels classified as held for sale, both of which were sold during July 2003 for an aggregate of $17.3 million in cash. We classified losses of $0.6 million and income of $0.8 million (both net of tax) from these nine hotels’ operations as discontinued for the three months ended June 30, 2003 and 2002, respectively. As previously noted, discontinued operations for the three months ended June 30, 2003 include a $0.4 million impairment charge related to these hotels.

Six months ended June 30, 2003 compared with the six months ended June 30, 2002

      The following table provides our hotels’ operating statistics on a comparable hotel basis for the six months ended June 30 (comparable hotels are those that were owned for substantially all of both periods):

	2003	2002	Change

Average daily rate	$100.25	$104.25	(3.8)%
Occupancy	65.8%	66.5%	(1.1)%
Revenue per available room (RevPAR)	$65.94	$69.33	(4.9)%

      Revenues. Total revenue decreased $17.3 million to $497 million for the six months ended June 30, 2003 from $514.3 million for the same period in 2002, primarily due to a $17.2 million decrease in room revenue directly attributable to a decrease in average daily rate and occupancy.

      Operating expenses. Total operating expenses increased a net $260.8 million to $716.1 million for the six months ended June 30, 2003 compared to $455.3 million for the same period in 2002. Hotel operating expenses (including office rental, parking and other expenses) increased $3.1 million from $192.9 million for the six months ended June 30, 2002 to $196 million for the same period in 2003 due primarily to increases in food and beverage expenses stemming from increases in general conference expenses, as well as from expenses related to our real estate brokerage activities at one property.

      Other operating expenses increased $257.7 million to $520.1 million for the six months ended June 30, 2003 from $262.4 million for the same period in 2002, resulting mainly from impairment charges of $262.6 million in the first half of 2003 (see discussion under “Significant charges” below). General and administrative and property operating costs remained essentially flat period over period. Property tax refunds totaling approximately $2.7 million during 2002 contributed to the $5 million increase in property taxes for the 2003 comparative period. Depreciation and amortization decreased $2.3 million, stemming mainly from a write off of deferred financing fees in 2002 totaling approximately $1.5 million related to the reduction in our borrowing capacity on our revolving credit agreement in place at that time.

      Significant charges. We recognized impairment losses totaling $264.7 million ($2.1 million is included in discontinued operations) related to our asset disposition program during the six months ended June 30, 2003. As of June 30, 2003, we had 40 assets planned for disposition, two of which were sold in July 2003.

      Prior year results include a net expense of $3.1 million related to the swap agreements previously discussed. Current period results were not materially affected by marking to market the remaining swap agreement. This swap expired on July 31, 2003. Prior year results also include a $4.7 million loss on the fair value of derivatives due to the repayment of debt that was originally hedged.

      Discontinued operations. During 2002, we sold five hotels in separate transactions for an aggregate of $60.7 million in cash. In mid-January 2003, we completed the sale of one hotel, which was classified as held for sale at December 31, 2002, for $12.7 million in cash. In April 2003, we completed the sale of another hotel for $3.1 million in cash. As of June 30, 2003, we had two hotels classified as held for sale, both of which sold during July 2003 for an aggregate of $17.3 million in cash. We classified losses of $1.9 million and income of $2.2 million (both net of tax) from these nine hotels’ operations as discontinued for the six months ended June 30, 2003 and 2002, respectively. As previously noted, discontinued operations for the six months ended June 30, 2003 include impairment charges totaling $2.1 million related to these hotels.

FUNDS FROM OPERATIONS AND EBITDA

      Substantially all of our assets consist of real estate, and in accordance with accounting principles generally accepted in the United States, or GAAP, those assets are subject to straight-line depreciation, which reflects the assumption that the value of real estate assets, other than land, will decline over time. That assumption is often not true with respect to the actual market values of real estate assets (and, in particular, hotels), which fluctuate based on economic, market and other conditions. As a result, we and many industry investors believe the presentation of GAAP operating measures for real estate companies to be more informative and useful when other measures, adjusted for depreciation and amortization, are also presented. In an effort to address these concerns, the National Association of Real Estate Investment Trusts, or NAREIT, adopted a definition of Funds From Operations, or FFO, which we have also adopted.

      NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate and real estate-related depreciation and amortization, and after comparable adjustments for our portion of these items related to unconsolidated partnerships and joint ventures. Extraordinary items as defined by GAAP are also excluded from the calculation of FFO. We believe FFO is an indicative measure of our operating performance due to the significance of our hotel real estate assets and can be used to measure our ability to service debt, fund capital expenditures, and expand our business. We also use FFO in our annual budget process. In addition, some of the restrictive covenants in our debt instruments are based on FFO.

      EBITDA represents consolidated earnings before interest expense, income taxes, depreciation and amortization and includes operations from the assets included in discontinued operations. We believe EBITDA provides useful information to investors regarding our financial condition and results of operations because EBITDA is useful for evaluating our operating performance and our capacity to incur and service debt, fund capital expenditures, and expand our business. Also, we use EBITDA to provide a measure of unleveraged cash flow that can be isolated on an asset by asset basis, to determine overall property performance and to measure our ability to service debt. We believe that the rating agencies and a number of our lenders also use EBITDA for those purposes. Restrictive covenants in our senior and subordinated note indentures contain financial ratios based on EBITDA. We also use EBITDA as one measure in determining the value of acquisitions and dispositions and, like FFO, it is also widely used in our annual budget process.

      FFO and EBITDA should not be considered as alternatives to any other performance measures prescribed by GAAP. Although FFO and EBITDA are considered standard benchmarks utilized by the investment community, our FFO and EBITDA may not be comparable to similarly titled measures reported by other companies.

FFO

      We use FFO as a measure of our performance. We define FFO as NAREIT’s definition as described above. The following reconciles our GAAP net (loss) income to FFO on a diluted basis (amounts in thousands, except per share amounts):

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2003	2002	2003	2002

Net (loss) income	$(206,361)	$2,973	$(276,106)	$(6,970)
Loss on asset impairments	208,000	—	264,677	—
Hotel depreciation and amortization	28,042	29,598	55,656	58,250
Minority interest (income) expense to common OP unit holders	(10,738)	104	(14,558)	(664)

FFO	18,943	32,675	29,669	50,616
Interest on convertible debt	1,805	1,833	—	3,665

FFO on a diluted basis	$20,748	$34,508	$29,669	$54,281

FFO per diluted share	$0.39	$0.65	$0.60	$1.02

Weighted average number of diluted shares of common stock outstanding for earnings per share	46,078	48,450	45,813	44,754
Common stock equivalents:
Operating partnership units	2,922	—	3,204	4,016
Stock options and POPs	35	496	23	49
Convertible debt shares	4,538	4,538	—	4,538

Weighted average number of diluted shares of common stock outstanding for FFO	53,573	53,484	49,040	53,357

EBITDA

      EBITDA was as follows (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2003	2002		2003	2002

(Loss) income from continuing operations	$(205,766)	$2,142	(a)	$(274,239)	$(9,168	) (a)(b)
(Loss) income from discontinued operations	(595)	831		(1,867)	2,198

Net (loss) income	$(206,361)	$2,973	(a)	$(276,106)	$(6,970	) (a)(b)

(Loss) income from continuing operations	$(205,766)	$2,142		$(274,239)	$(9,168)
Interest expense, net	34,739	34,112		69,565	68,767
Income tax expense (benefit)	28	60		(175)	(259)
Minority interests	(10,598)	245		(14,275)	(382)
Depreciation, amortization and loss on asset impairments	237,472	29,969		321,170	60,900

EBITDA from continuing operations	$55,875	$66,528	(a)	$102,046	$119,858	(a)(b)

(Loss) income from discontinued operations	$(595)	$831		$(1,867)	$2,198
Interest expense, net	—	(49)		—	(105)
Income tax (benefit) expense	(3)	24		3	62
Depreciation, amortization and loss on asset impairments	589	1,480		2,562	2,979

EBITDA from discontinued operations	$(9)	$2,286		$698	$5,134

EBITDA, total operations	$55,866	$68,814	(a)	$102,744	$124,992	(a)(b)

(a)
(Loss) income from continuing operations, net (loss) income, EBITDA from continuing operations and EBITDA, total operations, included the effect of changes in fair value of non-hedging derivatives, net of swap payments, of $3.1 million for both the three and six months ended June 30, 2002.

(b)
(Loss) income from continuing operations, net (loss) income, EBITDA from continuing operations and EBITDA, total operations, included the effect of a $4.7 million loss due to our swap agreements being converted to non-hedging derivatives in January 2002.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

      Our principal sources of liquidity are cash generated from operations, funds from borrowings, funds from the sales of assets and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in hotels (primarily capital projects currently), and the repurchase of our debt. We do not expect to pay a dividend on our common stock during 2003. We believe we have sufficient free cash flow currently, and we expect to have adequate cash flow during the next twelve months in order to fund our operations, capital commitments and debt service obligations. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions, and since September 11, 2001 have been heavily affected by geopolitical concerns and other factors affecting business and leisure travel. If general economic conditions are significantly worse than we expect for an extended period, this will likely have a negative effect on our projections of available cash flow and liquidity.

      Factors that may influence our liquidity include:

•	Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety related primarily to terrorism and related concerns, and other operating risks described under the caption, “Risk Factors—Operating Risks” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2002;

•	Factors that affect our access to bank financing and the capital markets, including operational risks, high leverage, interest rate fluctuations, and other risks described under the caption “Risk Factors—Financing Risks” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2002; and

•	Other factors described previously under the caption, “Cautionary Statement Regarding Forward-Looking Statements.”

      We continue to take steps to strengthen our balance sheet and to maintain financial flexibility and liquidity. On July 1, 2003, we completed an offering of $170 million of 9.5% convertible subordinated notes due 2010, which securities rank pari passu with the 4.75% convertible subordinated notes. The proceeds from the issuance were mainly used to repurchase substantially all of our 4.75% convertible notes due 2004 and $22.6 million of our $205 million senior subordinated notes due in 2007. We currently have less than $4 million of the 2004 convertible notes outstanding and no significant maturities until 2007.

      We sold two non-core hotel assets in the first half of 2003 for an aggregate of approximately $15.7 million in cash. We ended the second quarter of 2003 with cash and marketable securities balances of approximately $104.5 million, of which $74.4 million was unrestricted. These cash and marketable securities balances are higher than we have historically carried prior to this year. We intend to carry higher than historical levels of unrestricted cash on our balance sheet for the foreseeable future, as we believe this cash reserve should be adequate to provide for our working capital needs and protect us from a potential downturn in our business. In July 2003, we sold two additional non-core hotel assets for an aggregate of approximately $17.3 million in cash.

      We currently have 38 hotels (after the July 2003 sales of two hotels) planned for disposition, from which we expect to generate proceeds of approximately $330 million to $400 million. Our ability to realize these estimated proceeds is, however, dependent upon finding qualified buyers willing to pay a purchase price that we consider reasonable. We intend to use a majority of the proceeds from any asset sales to reinvest in our core assets and to repurchase our senior debt.

Sources and Uses of Cash

      We generated a total of $11.8 million of cash from operations during the first half of 2003 compared with $66.9 million generated in the first half of 2002. Our operating results and the amount of cash generated by our hotel operations have been adversely affected by the events of September 11, 2001, the continuing sluggish economy, the threat of further terrorist attacks, and other factors affecting business and leisure travel. Cash flow from operations also decreased in 2003 due to the timing of interest payments and higher interest rates on our senior unsecured notes issued in February 2002. Partially offsetting this increase in interest was savings of approximately $2.8 million in interest on our previous revolving credit facility, which was repaid with the net proceeds from the February 2002 senior unsecured notes issuance.

      Included in our operating results is our 16% cumulative preferred return on our partnership interest in MIP. As of June 30, 2003, approximately $15 million of cumulative preferred returns remained unpaid. We expect that any cumulative unpaid preferred returns would be paid in the future from excess cash flow above our current return and from potential disposition proceeds in excess of debt allocated to individual assets. Given the current economic environment, we do not expect MIP’s operations to provide adequate cash flow in the near term for significant payment of our current returns or repayments of our cumulative unpaid preferred returns.

      Our investing activities provided a net $15.1 million of cash during the first half of 2003, resulting primarily from:

•	$42.1 million from Interstate Hotels for the repayment of their note receivable; and

•	$15.8 million in proceeds from the sale of two non-core hotel assets; partially offset by

•	$18.1 million investment in marketable securities;

•	$14.5 million in capital expenditures (including $1.6 million of capitalized interest); and

•	$9.7 million increase in restricted cash.

      We used $4.4 million of cash in financing activities during the first half of 2003 due mainly to the repayment of our long-term debt obligations.

      We must distribute to stockholders at least 90% of our REIT taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to REITs under the Internal Revenue Code. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the Internal Revenue Code requirements. In that event, we would seek to borrow additional funds or sell additional non-core assets for cash, or both, to the extent necessary to obtain cash sufficient to make the distributions required to retain our qualification as a REIT. Any future distributions will be at the discretion of our board of directors and will be determined by factors including our operating results, restrictions imposed by our borrowing agreements, capital expenditure requirements, the economic outlook, the distribution requirements for REITs under the Internal Revenue Code and such other factors as our board of directors deems relevant. Our senior unsecured notes indenture permits the payment of dividends in order to maintain REIT qualification if we fall below a 2 to 1 fixed charge coverage ratio. However, our senior subordinated notes indenture is more restrictive in that it permits the payment of dividends only if we exceed the 2 to 1 fixed charge coverage ratio. The timing and amount of any future distributions is dependent upon these factors, and we cannot provide assurance that any such distributions will be made in the future.

Long-Term Debt

      New convertible notes. On July 1, 2003, we completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. The convertible notes are unsecured obligations and provide for semi-annual payments of interest on October 1 and April 1. We incurred approximately $6.5 million in debt issuance costs, which will be capitalized and amortized over the life of the new notes.

      The proceeds from the new issuance were used to repurchase $150.6 million of the $154.3 million 4.75% convertible notes due 2004, at varying prices, resulting in an aggregate discount of approximately $1.4 million. During the third quarter, we will recognize this gain and write off approximately $0.6 million of deferred financing costs on the transaction. The proceeds from the issuance were also used to repurchase $22.6 million of our $205 million senior subordinated notes due in 2007, at varying prices, resulting in an aggregate discount of approximately $2.0 million. During the third quarter, we will recognize this gain and write off approximately $0.2 million of deferred financing costs related to the repurchases.

      Credit facility. In May 2003, we reduced our borrowing capacity on this facility from $100 million to $50 million and wrote off approximately $0.7 million in related deferred financing costs. As of June 30, 2003, we had no outstanding borrowings under this facility.

      This facility contains customary financial compliance measures, which became more stringent on a quarterly basis beginning in the first quarter of 2003. The sale of two hotels during the fourth quarter of 2002, one in January 2003, and one in April 2003, as well as the settlement of our note receivable with Interstate Hotels, impacted our leverage covenant due to the loss of trailing 12-month EBITDA (as defined in the credit agreement) on a pro forma basis. If we are not in compliance with the leverage covenant or any other financial covenants at the end of a quarterly measuring period, we will be in default under the credit facility and will not be permitted to borrow under the credit facility. We have obtained a waiver of compliance with this leverage covenant from our lending group, which was extended through August 20, 2003. Because we do not anticipate needing to draw under the bank line or having borrowing capacity to do so in the near term, we expect to terminate the facility in late 2003. We have approximately $0.6 million of unamortized capitalized financing costs related to this facility as of June 30, 2003, which would be written off should we decide to terminate the facility.

      Senior unsecured notes. As of June 30, 2003, we had $950 million of aggregate principal of these notes outstanding. These notes contain various restrictive incurrence covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is maintaining a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity). As of June 30, 2003, our fixed charge coverage ratio was below 2 to 1, and therefore we were not permitted to enter into certain transactions, including the repurchase of our stock, the issuance of any preferred stock, the payment of dividends, the incurrence of any additional debt, or the repayment of outstanding debt before it comes due.

      There are certain exceptions, however, with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We currently have the ability to incur $300 million of secured financing within restricted subsidiaries. We also have a general carve-out to incur $50 million of unspecified borrowings within a restricted subsidiary. Additionally, we are permitted to repay subordinated debt prior to its maturity from the proceeds of a pari passu or junior financing with a longer term than the debt refinanced, an equity offering, or a financing within an unrestricted subsidiary. We are permitted to invest five percent of consolidated net tangible assets (as defined in the indentures) in an unrestricted subsidiary. We would then be able to mortgage the properties contributed to the unrestricted subsidiary.

      We expect to enter into a new commercial mortgaged-backed security facility, which would be secured by four hotel properties, in the third quarter of 2003. We intend to use the expected proceeds of approximately $100 million to selectively redeem more expensive debt.

      Senior subordinated notes. As of June 30, 2003, we had outstanding $205 million aggregate principal amount of 8.75% senior subordinated notes due 2007. The related indenture contains various restrictive covenants, which are similar to those in our senior unsecured notes. These notes are unsecured obligations and provide for semi-annual payments of interest each February 15 and August 15. We used proceeds from our July 2003 issuance of new convertible notes to repurchase $22.6 million aggregate principal amount of these notes.

      Secured facility. We completed a $330 million, 10-year, non-recourse financing during 1999. The facility is secured by a portfolio of 19 hotels and contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $14.5 million of cash was held in escrow under this provision as of June 30, 2003. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003 (approximately one million as of June 30, 2003). Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels, they will release cash for all capital expenditures we have incurred from April 1, 2003 through the date of the amendment and future capital expenditures we incur on the 19 properties.

Asset Dispositions

      As discussed elsewhere, one of our key short-term strategies is to sell selected non-core assets, many of which were acquired as part of a portfolio. These “non-core” assets generally possess one or more of the following characteristics:

•	limited future growth potential;

•	secondary market location;

•	secondary brand affiliation;

•	higher than average capital expenditure requirements; or

•	our portfolio is over-weighted in its market.

      We believe that these asset sale transactions will have the following benefits:

•	improve the overall quality of the hotel assets remaining in our portfolio;

•	enhance the ability of our portfolio to perform well in all cycles of the economy;

•	enhance future growth prospects when strength returns to the economy;

•	reduce future capital requirements on a relative basis; and

•	reduce our leverage and requirements on our liquidity resources.

      We are aided in our disposition program by the fact that we can terminate any management agreement of any hotel we sell, in some cases, subject to the payment of a fee as discussed below, as well as the fact that 80 of our current 103 assets are unencumbered and only 13 of those assets are subject to ground leases. Excluding the assets included in our asset disposition program and our contemplated CMBS financing, we would have 42 unencumbered assets.

      We recognized an impairment loss in 2002 on certain non-core assets we were then actively marketing. We sold one hotel in January 2003 for $12.7 million. Late in the first quarter of 2003, we expanded our asset disposition program to include a total of 16 non-core assets and recorded an impairment charge in the first quarter of $56.7 million. In April 2003, we sold one of these hotels for $3.1 million. In July 2003, we sold two more of these hotels for $17.3 million. During the second quarter of 2003, we made the determination to dispose of an additional 19 non-core assets. Also, due to the market interest in certain of our other hotel assets, we decided to add an additional six assets to our disposition program. We recognized an additional impairment loss of $208 million related to our asset disposition program during the three months ended June 30, 2003.

      The impairment charges are based on our estimates of the fair value of the disposition properties. These estimates require us to make assumptions about the sales prices that we expect to realize for each property as well as the timing of a potential sale. In making these estimates, we consider the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. Actual results could differ materially from these estimates.

      As we dispose of these assets, we may incur termination obligations due to Interstate Hotels of up to a maximum of $26 million, calculated assuming the immediate sale of the properties and assuming buyers of our hotel properties elect to have the properties managed by third-parties other than Interstate Hotels. Any such obligation would affect the calculation of the final gain or loss on the sale of a particular asset, since in accordance with current accounting guidance, the obligation is not recognized until such time as the asset disposition is complete and a termination notice is provided to Interstate Hotels. At that time, the recognition of any termination obligation will be included in discontinued operations. Payment of any obligation due under termination provisions of the contract is payable over a period of 30 months. This amount may be reduced by replacement management contracts.

      In addition, we may from time to time receive offers on assets which we might consider selling. Any additional sales of assets may result in additional impairment charges in future periods, if and when such transactions might be undertaken. While we always consider any opportunities that may improve our financial condition or results of operations, we are not actively marketing any other assets than the 38 properties previously discussed. The properties we are disposing of represent approximately one-third of our total properties, but a much smaller portion of our cash flow.

Capital Expenditures

      We make ongoing capital expenditures in order to keep our hotels competitive in their markets and to comply with franchise obligations, as described further in “Operating Risks” (the potential adverse impact of our failure to meet the requirements contained in our franchise and licensing agreements) included in Item 1 — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2002. We fund our capital expenditures primarily from cash generated from operations and existing cash on hand, and intend to use a portion of the proceeds from the sales of non-core assets to provide capital for renovation work. We invested $14.5 million (including $1.6 million of capitalized interest) for ongoing capital expenditures during the first half of 2003, and we anticipate investing a total of $30 million to $35 million on capital expenditure programs during second half of 2003. These ongoing programs will include room and facilities refurbishments, renovations, and furniture and equipment replacements. The deferral of capital spending to date has not significantly affected our business as, generally in the past, we acquired good quality assets and spent a relatively high level of capital in the early years of ownership. We believe the properties we are now marketing for sale typically have higher per room capital expenditure requirements than our core assets. Sales of these properties will allow us to focus our capital spending dollars in the future on our core portfolio.

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

      We adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Our strategy includes the disposition of certain hotel assets, all of which are managed under agreements which typically include termination penalty clauses with Interstate Hotels. As a result, we may incur termination obligations related to our asset dispositions. Any such liability will be recognized at the time the asset disposition is complete and a termination notice is provided to Interstate Hotels. At that time, the recognition of the termination obligation will be included in the calculation of the final gain or loss on sale and will be included in discontinued operations.

Classification of properties as held for sale

      Held-for-sale classification requires that the sale be probable and that the transfer of the asset is expected to be completed within one year, among other criteria. Assessing the probability of the sale requires significant judgment due to the uncertainty surrounding completing the transaction. As a result, we have the following policy in aiding in assessing probability. We classify the properties we are actively marketing as held for sale once all of these conditions are met.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

      We have future long-term debt and ground lease obligations related to our consolidated entities and properties. As of June 30, 2003, we were not involved in any off-balance sheet arrangements with MIP.

      The following table summarizes our aggregate contractual obligations as of June 30, 2003 (dollars in thousands):

		Less than	One to	Three to
	Total	One Year	Three Years	Five Years	Thereafter

Long-term debt, net of unamortized discount(a):
Senior unsecured notes	$944,340	$—	$—	$548,135	$396,205
Secured facility	311,886	5,316	13,631	24,074	268,865
Senior subordinated notes	203,399	—	—	203,399 (c)	—
Convertible notes	154,300	—	154,300 (b)	—	—
Mortgage debt and other	36,562	2,061	12,645	7,932	13,924

Total long-term debt	1,650,487	7,377	180,576	783,540	678,994	(d)

Ground lease obligations	62,818	1,318	2,992	4,288	54,220

Aggregate contractual obligations	$1,713,305	$8,695	$183,568	$787,828	$733,214

(a)	For a description of the material terms of our long-term debt, see “Financial Condition, Liquidity, and Capital Resources — Long-Term Debt.”

(b)
Repurchased $150.6 million face amount in July 2003 with the proceeds from the issuance of our new 9.5% convertible subordinated notes. See “Financial Condition, Liquidity, and Capital Resources — Long-Term Debt — New Convertible Notes.”

(c)
Repurchased $22.6 million face amount in July 2003 with the proceeds from the issuance of our new 9.5% convertible subordinated notes. See “Financial Condition, Liquidity, and Capital Resources — Long-Term Debt — New Convertible Notes.”

(d)
In July 2003, we issued $170 million of 9.5% convertible subordinated notes due 2010, which are not reflected on this table. See “Financial Condition, Liquidity, and Capital Resources — Long-Term Debt — New Convertible Notes.”

      Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage all of our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to a subsidiary of Interstate Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. All of the agreements expire in 2010 and have three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

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

      As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial and chief accounting officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

      During the three months ended June 30, 2003, there were no significant changes in our internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our annual meeting of the stockholders was held on June 9, 2003. At that meeting, the following matters were submitted to a vote of our stockholders:

Item No. 1

      To elect members of the Board of Directors to serve three-year terms expiring on the date of the annual meeting in 2006, and until their successors are duly elected and qualified.

J. Taylor Crandall	For	36,377,785
	Withheld	460,811
William S. Janes	For	36,479,757
	Against	358,839
Steven D. Jorns	For	36,536,607
	Against	301,989

Item No. 2

      To ratify the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2003.

For	36,720,829
Against	89,395
Abstain	28,372

Item No. 3

      To consider ratification of a 200,000 share increase in the annual limit on individual employee stock awards.

For	33,863,103
Against	2,926,701
Abstain	48,792

Item No. 4

      To consider a stockholder proposal, if properly presented at the annual meeting, to declassify the Board of Directors and establish annual elections of its members.

      The proponent of this proposal did not present at the annual meeting, and as such the proposal was not considered. Therefore, there was no vote on the matter at the annual meeting.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

      (a.) Exhibits

Exhibit
No.	Description of Document

13	Financial Statements of MeriStar Hospitality Operating Partnership, L.P. as of and for the three and six months ended June 30, 2003.
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer.
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer.
32.1	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
99.1	Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P.

      (b.) Reports on Form 8-K

      On May 8, 2003, we filed a current report on Form 8-K (Item 9) announcing the financial results for the first quarter ended March 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERISTAR HOSPITALITY CORPORATION

By:	/s/ PAUL W. WHETSELL

Paul W. Whetsell
Chief Executive Officer
(Principal Executive Officer and
Duly Authorized Officer)

Dated: August 12, 2003