Form 10-Q
period 2003-09-30
MERISTAR HOSPITALITY CORP
filed 2003-11-12
CIK 1012967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR

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

      The number of shares of the registrant’s common stock outstanding at October 31, 2003 was 62,939,078.

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets — September 30, 2003 and December 31, 2002	2
	Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2003 and 2002	3
	Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2003 and 2002	4
	Notes to Unaudited Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	29
Signatures		30

i

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	September 30,
	2003	December 31,
	(Unaudited)	2002

ASSETS
Property and equipment	$2,577,640	$3,020,909
Accumulated depreciation	(426,576)	(460,972)

	2,151,064	2,559,937
Restricted cash	38,403	20,365
Investment in affiliate	40,000	40,000
Note receivable from Interstate Hotels & Resorts	—	42,052
Prepaid expenses and other assets	44,409	44,942
Accounts receivable, net of allowance for doubtful accounts of $1,709 and $848	64,469	56,828
Marketable securities (Note 2)	1,000	—
Cash and cash equivalents (Note 2)	270,282	33,896

	$2,609,627	$2,798,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$1,729,125	$1,654,102
Accounts payable and accrued expenses	103,261	109,790
Accrued interest	40,185	52,907
Due to Interstate Hotels & Resorts	5,969	10,500
Other liabilities	14,025	18,013

Total liabilities	1,892,565	1,845,312

Minority interests	37,857	74,422
Stockholders’ equity:
Common stock, par value $0.01 per share
Authorized — 100,000 shares
Issued — 63,437 and 49,555 shares	634	495
Additional paid-in capital	1,303,061	1,192,387
Accumulated deficit	(580,029)	(230,870)
Accumulated other comprehensive loss	(1,659)	(7,052)
Common stock held in treasury — 2,318 and 4,324 shares	(42,802)	(76,674)

Total stockholders’ equity	679,205	878,286

	$2,609,627	$2,798,020

See accompanying notes to unaudited consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Hotel operations:
Rooms	$146,057	$147,548	$455,590	$474,540
Food and beverage	53,660	54,089	181,230	181,174
Other hotel operations	17,570	17,469	56,736	55,174
Office rental, parking and other revenue	3,579	3,309	10,337	12,331

Total revenue	220,866	222,415	703,893	723,219

Hotel operating expenses:
Rooms	40,360	38,259	116,040	114,197
Food and beverage	43,268	41,998	134,257	131,551
Other hotel operating expenses	11,080	10,424	34,119	31,621
Office rental, parking and other expenses	933	740	2,147	2,237
Other operating expenses:
General and administrative	39,426	39,781	121,679	121,936
Property operating costs	37,730	37,287	109,844	109,275
Depreciation and amortization	27,451	28,544	84,845	88,308
Loss on asset impairments	21,000	—	263,377	—
Property taxes, insurance and other	17,816	15,478	57,292	50,268

Operating expenses	239,064	212,511	923,600	649,393

Operating (loss) income	(18,198)	9,904	(219,707)	73,826
Gain on early extinguishments of debt	4,574	—	4,574	—
Change in fair value of non-hedging derivatives, net of swap payments	—	(1,132)	—	(4,211)
Loss on fair value of non-hedging derivatives	—	—	—	(4,735)
Minority interest income	1,662	1,584	15,937	1,965
Interest expense, net	(36,404)	(33,949)	(106,017)	(102,786)

Loss from continuing operations before income taxes	(48,366)	(23,593)	(305,213)	(35,941)
Income tax benefit	410	649	625	989

Loss from continuing operations	(47,956)	(22,944)	(304,588)	(34,952)
Discontinued operations:
Loss from discontinued operations before income tax (expense) benefit	(2,737)	(6,591)	(22,168)	(1,410)
Income tax (expense) benefit	(1)	133	(44)	(10)

Loss from discontinued operations	(2,738)	(6,458)	(22,212)	(1,420)

Net loss	$(50,694)	$(29,402)	$(326,800)	$(36,372)

Loss per share:
Basic and Diluted:
Loss from continuing operations	$(1.00)	$(0.51)	$(6.56)	$(0.78)
Loss from discontinued operations	(0.06)	(0.14)	(0.48)	(0.03)

Net loss per basic and diluted share	$(1.06)	$(0.65)	$(7.04)	$(0.81)

See accompanying notes to unaudited consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities:
Net loss	$(326,800)	$(36,372)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	86,752	94,227
Loss on asset impairments	285,677	—
Loss on sale of assets, before tax effect	2,772	6,403
Gain on early extinguishments of debt	(4,574)	—
Loss on fair value of non-hedging derivatives	—	4,735
Minority interests	(15,937)	(1,965)
Amortization of unearned stock-based compensation	2,380	3,538
Change in value of interest rate swaps	(3,977)	(4,787)
Deferred income taxes	(2,523)	(871)
Changes in operating assets and liabilities:
Accounts receivable	(7,641)	(5,613)
Prepaid expenses and other assets	2,763	(5,051)
Due from/to Interstate Hotels & Resorts	(4,531)	5,762
Accounts payable, accrued expenses, accrued interest and other liabilities	(19,639)	(12,690)

Net cash (used in) provided by operating activities	(5,278)	47,316

Investing activities:
Capital expenditures for property and equipment	(21,826)	(35,824)
Proceeds from sales of assets	74,470	25,150
Purchases of marketable securities	(18,040)	—
Sales of marketable securities	17,040	—
Net payments from (advances to) Interstate Hotels & Resorts	42,052	(7,000)
(Increase) decrease in restricted cash	(18,038)	4,861
Other, net	(299)	—

Net cash provided by (used in) investing activities	75,359	(12,813)

Financing activities:
Principal payments on long-term debt	(179,309)	(313,618)
Proceeds from issuance of long-term debt	271,000	283,138
Deferred financing fees	(7,513)	(3,416)
Proceeds from common stock issuance	82,920	—
Proceeds from option exercises	—	3,156
Dividends paid to stockholders	—	(1,395)
Distributions to minority investors	(424)	(1,072)
Purchase of limited partnership unit	(65)	—

Net cash provided by (used in) financing activities	166,609	(33,207)
Effect of exchange rate changes on cash and cash equivalents	(304)	(9)

Net increase in cash and cash equivalents	236,386	1,287
Cash and cash equivalents, beginning of period	33,896	23,448

Cash and cash equivalents, end of period	$270,282	$24,735

Supplemental Cash Flow Information
Cash paid for interest and income taxes:
Interest, net of capitalized interest	$118,739	$110,619

Income taxes	$1,920	$726

See accompanying notes to unaudited consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

1.          Organization

      MeriStar Hospitality Corporation is a real estate investment trust, or REIT. We own a portfolio of upscale, full-service hotels and resorts in the United States and Canada. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of September 30, 2003, we owned 101 hotels, with 26,290 rooms, all of which were leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts, Inc. (“Interstate Hotels”). In October 2003, we sold one hotel with 71 rooms.

      Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage all of our hotels. Under these management agreements, the taxable subsidiaries pay a management fee for each property to a subsidiary of Interstate Hotels. The taxable subsidiaries in turn make rental payments to our operating partnership under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. All of the agreements expire in 2010 and have three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

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

      Principles of Consolidation. Our consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The interpretation addresses how to identify variable interest entities and when to consolidate those entities. Consolidation of variable interest entities is required by the primary beneficiary. The interpretation applied immediately to variable interest entities created after January 31, 2003. The initial application of the interpretation did not affect our results of operations or financial condition as we have not obtained an interest in any qualifying entity on or after January 31, 2003. On October 9, 2003, the FASB issued FIN 46-6 which deferred to December 31, 2003 the effective date for applying the interpretation to variable interest entities created before February 1, 2003. We do not expect the application of the second phase of the interpretation to have a material effect on our results of operations or financial condition.

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

      Marketable Securities. We classify investments in equity securities and debt securities with original maturities greater than three months as marketable securities. We record debt securities at amortized cost and equity securities at market value based on quoted market prices. As of September 30, 2003, our marketable securities consisted of investments in debt securities, including commercial paper and agency discount notes. As of September 30, 2003, the securities had a fair value of $1 million.

      Cash and Cash Equivalents. We classify investments with original maturities of three months or less as cash equivalents. Our cash equivalents include investments in debt securities, including commercial paper, overnight repurchase agreements and money market funds.

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

      We adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Our strategy includes the disposition of certain hotel assets, all of which are managed under agreements that typically require payments to Interstate Hotels upon termination. As a result, we may incur termination obligations related to our asset dispositions. Any such liability will be recognized at the time the asset disposition is complete and a termination notice is provided to Interstate Hotels. At that time, the recognition of the termination obligation will be included in the calculation of the final gain or loss on sale and will be included in discontinued operations. For further discussion of potential termination obligations, see “Asset Dispositions” included in Item 2 of this Quarterly Report on Form 10-Q.

      Gains and Losses From Extinguishments of Debt. We adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendment of SFAS No. 13, and Technical Corrections,” on January 1, 2003. The rescission of SFAS No. 4 and No. 64 requires that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. It also requires prior period gains or losses that are not from unusual and infrequent transactions to be reclassified. See Note 6 for details on the early extinguishment of substantially all of our 4.75% convertible notes and a portion of our 8.75% senior subordinated notes during the third quarter of 2003.

      Stock-Based Compensation. We adopted the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended in December 2002 by SFAS No. 148, on January 1, 2003 for new stock options issued under our compensation programs. As permitted by SFAS No. 148, we elected to apply the provisions prospectively, which includes recognizing compensation expense for only those stock options issued in 2003 and after. During the nine months ended September 30, 2003, we granted 207,500 stock options to employees which vest ratably over three years. Compensation costs related to these stock options were not material to our results of operations for the nine months ended September 30, 2003. We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock options issued under our compensation programs prior to January 1, 2003. As we granted these stock options at fair market value, no compensation cost has been recognized. For our other equity-based compensation plans, we recognize compensation expense over the vesting period based on the fair market value of the award at the date of grant.

      Had compensation cost been determined based on fair value at the grant date for awards granted prior to our adoption of the fair value method prescribed in SFAS No. 123, as amended by SFAS No. 148, our net loss and per share amounts would have been adjusted to the pro forma amounts indicated as follows (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported	$(50,694)	$(29,402)	$(326,800)	$(36,372)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	762	1,251	2,344	3,441
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(890)	(1,478)	(2,790)	(4,182)

Net loss, pro forma	$(50,822)	($29,629)	$(327,246)	$(37,113)

Loss per share:
Basic and diluted, as reported	$(1.06)	$(0.65)	$(7.04)	$(0.81)
Basic and diluted, pro forma	$(1.06)	$(0.66)	$(7.05)	$(0.83)

      The effects of applying SFAS No. 123 for disclosing pro forma compensation costs may not be representative of the actual effects on reported net income and earnings per share in future periods.

      Accounting for Guarantees. FASB FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, became effective on January 1, 2003. The interpretation requires recognition of liabilities at their fair value for newly-issued guarantees. We have no guarantees which require recognition under the provisions of this interpretation.

      Derivative Instruments and Hedging Activities. SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” became effective on July 1, 2003. The statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative, and amends certain other provisions. This statement applies to any freestanding financial derivative instruments entered into or modified after June 30, 2003. This standard did not affect our results of operations or financial condition as we have not entered into any freestanding financial derivative instruments since June 30, 2003.

      Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in May 2003. The provisions of the statement require many instruments which were previously classified as equity to now be classified as a liability (or an asset in some circumstances), including: mandatorily redeemable instruments, instruments with repurchase obligations and instruments with obligations to issue a variable number of shares. The statement applied immediately to any such financial instrument entered into or modified after May 31, 2003, and to all other instruments on July 1, 2003. We have not entered into or modified any financial instruments within the scope of this standard subsequent to May 31, 2003, nor do we have any existing financial instruments that fall within the scope of SFAS No. 150.

3.          Comprehensive Loss

      Comprehensive loss was $50.2 million and $30.1 million for the three months ended September 30, 2003 and 2002, respectively. Comprehensive loss consisted of net loss of $50.7 million and $29.4 million for the three months ended September 30, 2003 and 2002, respectively, and foreign currency translation adjustments.

      Comprehensive loss was $321.4 million and $35.8 million for the nine months ended September 30, 2003 and 2002, respectively. Comprehensive loss consisted of net loss of $326.8 million and $36.4 million for the nine months ended September 30, 2003 and 2002, respectively, foreign currency translation adjustments, and in 2002 a $0.5 million fair value gain adjustment for derivatives.

4.          Property and Equipment

      Property and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2003	2002

Land	$251,933	$288,611
Buildings and improvements	2,005,884	2,351,769
Furniture, fixtures and equipment	286,007	344,541
Construction-in-progress	33,816	35,988

	$2,577,640	$3,020,909

      For the nine months ended September 30, 2003 and 2002, we capitalized interest of $2.4 million and $3.1 million, respectively.

      In late 2002, due to the decision to market non-core assets as a part of our program to dispose of assets that do not fit our long-term strategy and changes in economic conditions, we performed an analysis to determine the recoverability of each of our hotel properties. Assets we have identified as “non-core” typically have one or more of the following characteristics: secondary market locations, secondary brand affiliations, higher than average future capital expenditure requirements, limited future growth potential, or an over-weighted market location.

      We recognized an impairment loss in 2002 on certain non-core assets we were then actively marketing. Late in the first quarter of 2003, we expanded our asset disposition program to include a total of 16 non-core assets and recognized an impairment loss of $56.7 million as a result of the change in our expected holding period for these assets.

      During the second quarter of 2003, we made the determination to dispose of an additional 19 non-core assets, for a total of 35 non-core assets included in our disposition program. Also during the second quarter, due to the market interest in certain of our other hotel assets, we decided to add an additional six assets to our disposition program. Due to this change in our expected holding period for these assets, we recognized an additional impairment loss of $208 million related to the contemplated disposition of these 41 assets during the second quarter of 2003.

      During the third quarter of 2003, we made the determination to dispose of one additional asset and retain one of our assets previously included in our disposition program. We also changed our expected holding period for another asset and revised our estimated sales prices on certain other assets included in our disposition program. As a result, we recognized an additional impairment loss of $21 million during the three months ended September 30, 2003. Including one asset sale in October, we have sold seven hotels included in our asset disposition program since January 1, 2003.

      The impairment charges are based on our estimates of the fair value of the properties to be disposed of. These estimates require us to make assumptions about the sales prices that we expect to realize for each property as well as the timing of a potential sale. In making these estimates, we consider the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. In nearly all cases, our estimates have reflected the results of an extensive marketing effort and negotiations with prospective buyers. Actual results could differ materially from these estimates.

      As of September 30, 2003, our property and equipment included $8.6 million for one asset (sold in October 2003 for a gain of approximately $7 million), which met our criteria for held-for-sale classification. The remaining hotels included in our asset disposition program do not meet the probability criteria as prescribed by SFAS No. 144 to classify as held-for-sale.

5.          Investment in Affiliate

      In 1999, we invested $40 million in MeriStar Investment Partners, L.P. (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our cost-basis investment is in the form of a partnership interest, in which we earn a 16% cumulative preferred return. We recognize the return quarterly as it becomes due to us. As of September 30, 2003, cumulative preferred returns of $16.6 million were due from MIP and included in accounts receivable on the accompanying consolidated balance sheet. We expect that any cumulative unpaid preferred returns will be paid in the future from excess cash flow above our current return and from potential partnership hotel disposition proceeds in excess of debt allocated to individual assets. Given the current economic environment, we do not expect MIP’s operations to provide adequate cash flow in the near term for significant payment of our current returns or repayments of our cumulative unpaid preferred returns. We evaluate the collectibility of our preferred return based on our preference to distributions and the underlying value of the hotel properties. Should the current economic environment continue and the performance of the MIP properties not improve, the value of our original investment may also decline.

6.          Long-Term Debt

      Long-term debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2003	2002

Senior unsecured notes	$950,000	$950,000
Secured facility, due 2009	310,475	314,626
Secured facility, due 2013	101,000	—
Convertible subordinated notes	173,705	154,300
Senior subordinated notes	164,400	205,000
Mortgage and other debt	36,018	38,030
Unamortized issue discount	(6,473)	(7,854)

	$1,729,125	$1,654,102

      Aggregate future maturities as of September 30, 2003 were as follows (dollars in thousands):

2003 (three months)	$2,255
2004	21,717
2005	10,375
2006	11,238
2007	175,560
Thereafter	1,507,980

$1,729,125

      As of September 30, 2003, all of our debt bore fixed rates of interest. Our overall weighted average interest rate was 8.91%. Based on market prices at September 30, 2003, the fair value of our long-term debt was $1.81 billion.

      Senior unsecured notes. These notes are unsecured obligations of certain subsidiaries of ours, and we guarantee payment of principal and interest on the notes. These notes contain various restrictive incurrence covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is maintaining a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity). As of September 30, 2003, our fixed charge coverage ratio was below 2 to 1, and therefore we were not permitted generally to enter into certain transactions, including the repurchase of our stock, the issuance of any preferred stock, the payment of dividends, the incurrence of any additional debt, or the repayment of outstanding debt before it comes due, except as noted below.

      There are certain exceptions with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We currently have the ability to incur $300 million of secured financing within restricted subsidiaries. We also have a general carve-out to incur $50 million of unspecified borrowings within a restricted subsidiary. Additionally, we are permitted to repay subordinated debt prior to its maturity from the proceeds of a pari passu or junior financing with a longer term than the debt refinanced, an equity offering, or a financing within an unrestricted subsidiary. We are also permitted to invest five percent of consolidated net tangible assets (as defined in the indentures) in unrestricted subsidiaries and mortgage the properties contributed to the unrestricted subsidiaries. We completed a qualifying transaction under this exception during the third quarter of 2003 through a new secured facility financing (see discussion below).

      Secured facilities. On September 26, 2003, we completed a $101 million, 10-year, commercial mortgage-backed securities financing, secured by a portfolio of four hotels, as permitted by the indentures to our senior unsecured notes and senior subordinated notes. The loan carries a fixed annual interest rate of 6.88% and matures in 2013. We incurred approximately $0.9 million in debt issuance costs related to the facility. The proceeds will be used to repay debt carrying higher interest rates or to fund capital expenditures or acquisitions to the extent that higher interest rate debt cannot be acquired at attractive prices.

      We completed a $330 million non-recourse financing secured by a portfolio of 19 hotels in 1999. The loan bears a fixed annual interest rate of 8.01% and matures in 2009. The secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $19.9 million of cash was held in escrow under this provision as of September 30, 2003. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003. Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels, they will release cash for all capital expenditures we have incurred from April 1, 2003 through the date of the amendment and future capital expenditures we incur on the 19 properties. Escrowed funds totaling approximately $11 million were available to fund capital expenditures under this provision as of September 30, 2003.

      Convertible subordinated notes. On July 1, 2003, we completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. These notes are convertible into our common stock at any time prior to or at maturity, April 1, 2010, at a conversion price of $10.18 per share (equal to a conversion rate of 98.2318 shares per $1,000 principal amount of notes). These convertible notes are unsecured obligations and provide for semi-annual payments of interest each on October 1 and April 1. We incurred approximately $6.5 million in debt issuance costs related to the issuance.

      The proceeds from the new issuance were used to repurchase $150.6 million of our $154.3 million 4.75% convertible notes due 2004, at varying prices, resulting in an aggregate discount of approximately $1.4 million. These convertible notes are also unsecured obligations that pay interest semi-annually, on each April 15 and October 15. These convertible notes are convertible into our common stock at a rate of 23.2558 shares per $1,000 in principal amount, which equals approximately $43.00 per share. During the third quarter, we recognized this gain and wrote off approximately $0.6 million of deferred financing costs related to the repurchase, which write off is classified as amortization expense on our consolidated statements of operations. The remaining proceeds from the issuance were also used to repurchase a portion of our senior subordinated notes (see discussion below).

      Senior subordinated notes. The notes are unsecured obligations due in 2007, and provide for semi-annual payments of interest each February 15 and August 15 at an annual rate of 8.75%. The related indenture contains various restrictive covenants, which are similar to those in our senior unsecured notes.

      A portion of the proceeds from the July 2003 issuance of 9.5% convertible notes discussed above were used to repurchase $22.6 million principal amount of our senior subordinated notes, at varying prices, resulting in an aggregate discount of approximately $1.5 million. We recognized this gain during the third quarter of 2003. Also during the third quarter, we redeemed $18 million of these notes in exchange for 2,792,880 shares of our common stock, resulting in a gain of $1.7 million. In connection with the repurchases of these notes, we wrote off deferred financing costs totaling approximately $0.5 million, which write off is classified as amortization expense on our consolidated statements of operations.

      In October 2003, we repurchased $59.3 million face amount of these notes, at varying prices. During the fourth quarter, we expect to recognize a loss of approximately $1.2 million, including the write off of deferred financing costs related to the repurchases. As of November 1, 2003, we had approximately $105 million of senior subordinated notes outstanding.

      Credit facility. In May 2003, we reduced our borrowing capacity on our senior credit facility from $100 million to $50 million and wrote off approximately $0.7 million in related deferred financing costs. As of September 30, 2003, we had no outstanding borrowings under this facility.

      This facility contains customary financial compliance measures, which became more stringent on a quarterly basis beginning in the first quarter of 2003. The sale of two hotels during the fourth quarter of 2002, two in the first half of 2003, as well as the settlement of our note receivable with Interstate Hotels, negatively affected our leverage covenant due to the loss of trailing 12-month EBITDA (as defined in the credit agreement) on a pro forma basis. If we are not in compliance with the leverage covenant or any other financial covenants at the end of a quarterly measuring period, we will be in default under the credit facility and will not be permitted to borrow under the credit facility. We have obtained a waiver of compliance with this leverage covenant from our lending group, which was extended through November 19, 2003. Because we do not anticipate needing to draw under the bank line or having borrowing capacity to do so in the near term, we expect to terminate the facility in late 2003. We have approximately $0.6 million of unamortized capitalized financing costs related to this facility as of September 30, 2003, which would be written off should we decide to terminate the facility.

      Derivatives. We had three swap agreements that did not qualify for treatment as cash-flow hedges under SFAS No. 133 expire since September 30, 2002, one in December 2002, one in April 2003 and one in July 2003. As of September 30, 2003, we had no outstanding derivative instruments.

      During the three and nine months ended September 30, 2003, we recognized $0.6 million and $4.0 million, respectively, of income related to the decrease in fair value of the liability recorded for the interest rate swap in place in those time periods. For the three and nine months ended September 30, 2003, we made cash payments on this swap of $0.6 million and $4.0 million, respectively. The change in fair value and the swap payments are netted together on our statement of operations, resulting in no effect on net income.

      During the three and nine months ended September 30, 2002, we recognized $1.9 million and $4.8 million, respectively, of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in those time periods. For the three and nine months ended September 30, 2002, we made cash payments on those swaps of $3 million and $9 million, respectively. The change in fair value and the swap payments are netted together on our statement of operations. During the nine months ended September 30, 2002, we also recognized a $4.7 million loss on the fair value of derivatives no longer classified as cash-flow hedges due to the repayment of the related hedged debt.

7.          Stockholders’ Equity and Minority Interests

      Common Stock Transactions. On September 24, 2003, we issued 12,000,000 shares of common stock at a price of $7.20 per share ($82.9 million of net proceeds) pursuant to our effective shelf registration statement filed under the Securities Act of 1933. In October 2003, we issued 1,800,000 shares of common stock at a price of $7.20 per share ($12.4 million of net proceeds) under the over-allotment option that we granted to the underwriter in connection with the September 24, 2003 issuance.

      During the third quarter of 2003, we issued 2,792,880 shares of common stock in exchange for $18 million of our senior subordinated notes (see Note 6). We reissued 2,056,210 shares held in treasury in connection with this transaction.

      We issued 50,000 shares of common stock to a former executive officer and director in connection with the formal separation of management functions with Interstate Hotels during the first quarter of 2003. This former executive officer and director also relinquished 50,000 Profits-Only OP Units (POPs) in the first quarter in connection with the separation.

      Restricted Stock Transactions. In 2003, we issued 211,721 shares of restricted stock to employees pursuant to employment agreements, with an aggregate value of $0.7 million.

      OP Units. Substantially all of our assets are held indirectly by and operated through MeriStar Hospitality Operating Partnership, L.P., our subsidiary operating partnership, (Commission file number 333-63768). Our operating partnership’s partnership agreement provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and POPs.

      Common OP Unit holders converted 883,000 and 400,000 of their OP Units, with a value of $20.1 million and $6.1 million, respectively, into common stock during the nine months ended September 30, 2003 and 2002, respectively. There were no material conversions for cash during the nine months ended September 30, 2003 and 2002.

      In May 2002, we issued 162,500 POPs to an executive officer pursuant to an employment agreement. If all of the vesting criteria for the POPs were met, then each POP would have a value equivalent to the value of one share of our stock, which for this issuance totaled $2.9 million.

8.          Loss Per Share

      The following table presents the computation of basic and diluted loss per share (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic and Diluted Loss Per Share:
Loss from continuing operations	$(47,956)	$(22,944)	$(304,588)	$(34,952)
Dividends declared on unvested restricted stock	—	(2)	—	(5)

Loss available to common stockholders	$(47,956)	$(22,946)	$(304,588)	$(34,957)

Weighted average number of basic and diluted shares of common stock outstanding	47,709	45,045	46,445	44,851

Basic and diluted loss per share from continuing operations	$(1.00)	$(0.51)	$(6.56)	$(0.78)

      For the three months ended September 30, 2003 and 2002, 20,989,775 and 9,135,672 shares, respectively, consisting of shares issuable upon exercise, redemption or conversion of outstanding stock options, operating partnership units and convertible notes, were excluded from the calculation of diluted loss per share as the effect of their inclusion would be anti-dilutive. For the nine months ended September 30, 2003 and 2002,

12,986,759 and 9,347,966 shares, respectively, underlying these instruments were excluded from the calculation of diluted loss per share as the effect of their inclusion would be anti-dilutive.

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

      Minimum Lease Payments. We lease the land at certain of our hotels under long-term arrangements from third parties. Certain leases contain contingent rent features based on gross revenues at the respective property. Future minimum lease payments required under these operating leases as of September 30, 2003 were as follows (dollars in thousands):

2003 (three months)	$360
2004	1,437
2005	1,440
2006	1,427
2007	1,427
Thereafter	56,368

$62,459

      Our obligations under other operating lease commitments, primarily for equipment and office space, are not significant.

      We lease certain office, retail and parking space to outside parties under non-cancelable operating leases with initial or remaining terms in excess of one year. Future minimum rental receipts under these leases as of September 30, 2003 were as follows (dollars in thousands):

2003 (three months)	$1,175
2004	4,428
2005	2,896
2006	2,027
2007	1,456
Thereafter	1,929

$13,911

10.          Asset Dispositions

      We sold three hotels during the third quarter of 2002, two hotels in the fourth quarter of 2002, one in the first quarter of 2003, one in the second quarter of 2003, and four hotels in the third quarter of 2003. In October 2003, we sold one hotel that met our criteria for held-for-sale classification as of September 30, 2003 (see Note 4). Operating results for these hotels, and where applicable the gain or loss on final disposition, are included in discontinued operations.

      Summary financial information included in discontinued operations for these hotels were as follows (dollars in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$4,844	$13,973	$25,589	$50,195
Loss on asset impairments	—	—	(22,300)	—
Pretax income (loss) from operations	35	(188)	(19,396)	4,993
Loss on disposal	(2,772)	(6,403)	(2,772)	(6,403)

      The properties we intend to dispose of represent approximately one-third of our total properties. For the nine months ended September 30, 2003, the 35 disposition assets accounted for approximately 20% of our consolidated revenue and approximately 13% of consolidated operating income. For purposes of this calculation, we exclude depreciation and amortization and loss on asset impairments from operating income.

11.          Consolidating Financial Statements

      We and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. (MHOP) are guarantors of senior unsecured notes issued by MHOP. MHOP and certain of its subsidiaries are guarantors of our senior subordinated notes. We own a one percent general partner interest in MHOP, and MeriStar LP, Inc., our wholly-owned subsidiary, owns approximately a 93 percent limited partner interest in MHOP. All guarantees are full and unconditional, and joint and several. Exhibit 99.1 to this Quarterly Report on Form 10-Q presents supplementary consolidating financial statements for MHOP, including each of the guarantor subsidiaries. This exhibit presents MHOP’s consolidating balance sheets as of September 30, 2003 and December 31, 2002, consolidating statements of operations for the three and nine months ended September 30, 2003 and 2002, and consolidating statements of cash flows for the nine months ended September 30, 2003 and 2002. In connection with the $101 million secured financing completed at the end of September 2003 (see Note 6), certain of MHOP’s guarantor subsidiaries became non-guarantor subsidiaries.

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

BUSINESS SUMMARY

      We are a real estate investment trust, or REIT, and own a portfolio of upscale, full-service hotels and resorts in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of September 30, 2003, we owned 101 hotels, with 26,290 rooms, all of which were leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts, Inc. (“Interstate Hotels”). In October 2003, we sold one hotel with 71 rooms.

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

Three months ended September 30, 2003 compared with the three months ended September 30, 2002

      The following table provides our hotels’ operating statistics on a comparable hotel basis for the three months ended September 30 (comparable hotels are those that were owned for substantially all of both periods):

	2003	2002	Change

Average daily rate	$90.76	$94.61	(4.1)%
Occupancy	67.0%	64.9%	3.2%
Revenue per available room (RevPAR)	$60.81	$61.43	(1.0)%

      Revenues. Total revenue decreased $1.5 million to $220.9 million for the three months ended September 30, 2003 from $222.4 million for the same period in 2002, primarily due to a $1.5 million decrease in room revenue mainly attributable to a decrease in average daily rate. The average daily rate declined 4.1% for the three months ended September 30, 2003 when compared with the same period in 2002 primarily due to an increase in rooms sold through discounted internet sales channels. The increase in occupancy of 3.2% for the same period partially offset the rate decline.

      Operating expenses. Total operating expenses increased a net $26.6 million to $239.1 million for the quarter ended September 30, 2003 compared to $212.5 million for the same period in 2002. Hotel operating expenses increased from $91.4 million for the three months ended September 30, 2002 to $95.6 million for the same period in 2003 due mainly to an increase in room and food and beverage expenses stemming from improvements in occupancy at our hotels.

      Other operating expenses increased $22.3 million to $143.4 million for the three months ended September 30, 2003 from $121.1 million for the same period in 2002 resulting mainly from a loss on asset impairments of $21 million. General and administrative expenses and property operating costs remained essentially flat over these periods. Property taxes, insurance and other costs increased $2.3 million due primarily to favorable resolutions with taxing jurisdictions in 2002.

      Significant items. We recognized a loss on asset impairment of $21 million related to our asset disposition program during the three months ended September 30, 2003. As of September 30, 2003, we had 36 assets planned for disposition, one of which was sold in October 2003 (see “Discontinued operations” discussion below).

      On July 1, 2003, we completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. The proceeds from the new issuance were used to repurchase $150.6 million of the $154.3 million of outstanding 4.75% convertible notes due 2004, at varying prices, resulting in a $1.4 million gain.

      The proceeds from the issuance were also used to repurchase $22.6 million of outstanding 8.75% senior subordinated notes due 2007, at varying prices, resulting in a $1.5 million gain. Also during the third quarter of 2003, we redeemed a further $18 million of these senior subordinated notes in exchange for 2,792,880 shares of our common stock, resulting in a gain of $1.7 million.

      We had three swap agreements that did not qualify for treatment as cash-flow hedges under SFAS No. 133, expire since September 30, 2002, one in December 2002, one in April 2003 and one in July 2003. As of September 30, 2003, we had no outstanding derivative instruments. Results for the 2002 third quarter included a net expense of $1.1 million related to the swap agreements in place during that time. Current quarter results were not materially affected by marking to market the swap agreement that expired in July 2003.

      Interest expense. Interest expense increased $2.5 million due primarily to the July 2003 issuance of 9.5% convertible subordinated notes due 2010 to repurchase substantially all of our 4.75% convertible notes (see Note 6 to our unaudited consolidated financial statements).

      Discontinued operations. During 2002, we sold five hotels in separate transactions for an aggregate of $60.7 million in cash. During the first nine months of 2003, we completed the sale of six hotels in separate transactions for an aggregate of $74.5 million in cash. As of September 30, 2003, we had one hotel classified as held for sale, which we sold in early October 2003 for $16.5 million in cash (for a gain of approximately $7 million). For the three months ended September 30, 2003, we recognized a $2.8 million loss on disposal related to the four hotels we sold during the third quarter. We recognized a $6.4 million loss on disposal related to the three hotels we sold during the third quarter of 2002.

Nine months ended September 30, 2003 compared with the nine months ended September 30, 2002

      The following table provides our hotels’ operating statistics on a comparable hotel basis for the nine months ended September 30 (comparable hotels are those that were owned for substantially all of both periods):

	2003	2002	Change

Average daily rate	$96.53	$100.72	(4.2)%
Occupancy	66.3%	66.1%	0.3%
Revenue per available room (RevPAR)	$63.98	$66.59	(3.9)%

      Revenues. Total revenue decreased $19.3 million to $703.9 million for the nine months ended September 30, 2003 from $723.2 million for the same period in 2002, primarily due to a $19 million decrease in room revenue directly attributable to a decrease in average daily rate. The average daily rate declined 4.2% for the nine months ended September 30, 2003 when compared with the same period in 2002 primarily due to an increase in discounted internet sales as previously noted. The slight increase in occupancy over the same period did not significantly offset the rate decline.

      Operating expenses. Total operating expenses increased a net $274.2 million to $923.6 million for the nine months ended September 30, 2003 compared with $649.4 million for the same period in 2002. Hotel operating expenses increased $7 million from $279.6 million for the nine months ended September 30, 2002 to $286.6 million for the same period in 2003 due primarily to increases in food and beverage expenses and other hotel operations. These expenses increased mainly due to customer satisfaction initiatives.

      Other operating expenses increased $267.2 million to $637.0 million for the nine months ended September 30, 2003 from $369.8 million for the same period in 2002, resulting mainly from losses on asset impairments totaling $263.4 million in the first three quarters of 2003 (see “Significant items” discussion below). General and administrative and property operating costs remained essentially flat. Property tax refunds and favorable resolution of property tax liabilities, totaling approximately $6 million, during 2002 contributed to the $7 million increase in property taxes, insurance and other expenses for the 2003 comparative period.

      Significant items. We recognized losses on asset impairments totaling $285.7 million ($22.3 million of which is included in discontinued operations) related to our asset disposition program during the nine months ended September 30, 2003. As of September 30, 2003, we had 36 assets planned for disposition, one of which was sold in October 2003. (See the discussion in quarter over quarter comparison for further details related to the significant items occurring in the three months ended September 30, 2003).

      Prior year results included a net expense of $4.2 million related to the swap agreements previously discussed. Current period results were not materially affected by marking to market the swap agreements that expired during 2003. Prior year results also included a $4.7 million loss on the fair value of derivatives no longer classified as cash flow hedges due to the repayment of the debt that was originally hedged.

      Interest expense. Interest expense increased $3.3 million due primarily to the July 2003 issuance of 9.5% convertible subordinated notes due 2010 to substantially repurchase our 4.75% convertible notes (see Note 6 to our unaudited consolidated financial statements).

      Discontinued operations. During 2002, we sold five hotels in separate transactions for an aggregate of $60.7 million in cash. During the first nine months of 2003, we completed the sale of six hotels in separate transactions for an aggregate of $74.5 million in cash. As of September 30, 2003, we had one hotel classified as held for sale, which we sold in early October 2003 for $16.5 million in cash (with a gain of approximately $7 million). As previously noted, discontinued operations for the nine months ended September 30, 2003 included impairment charges totaling $22.3 million related to the assets included in our disposition program. Discontinued operations for the nine months ended September 30, 2003 included a $2.8 million loss on disposal related to the four hotels we sold in the third quarter. Discontinued operations for the nine months ended September 30, 2002 included a $6.4 million loss on disposal related to three hotels we sold in the third quarter of 2002.

FUNDS FROM OPERATIONS

      Substantially all of our non-current assets consist of real estate, and in accordance with accounting principles generally accepted in the United States, or GAAP, those assets are subject to straight-line depreciation, which reflects the assumption that the value of real estate assets, other than land, will decline ratably over time. That assumption is often not true with respect to the actual market values of real estate assets (and, in particular, hotels), which fluctuate based on economic, market and other conditions. As a result, management and many industry investors believe the presentation of GAAP operating measures for real estate companies to be more informative and useful when other measures, adjusted for depreciation and amortization, are also presented. In an effort to address these concerns, the National Association of Real Estate Investment Trusts, or NAREIT, adopted a definition of Funds From Operations, or FFO, which we have also adopted.

      NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate, real estate-related depreciation and amortization, and after comparable adjustments for our portion of these items related to unconsolidated partnerships and joint ventures. Extraordinary items and cumulative effect of changes in accounting principle as defined by GAAP are also excluded from the calculation of FFO. As defined by NAREIT, FFO also does not include reductions from asset impairment charges. The Securities and Exchange Commission, however, recommends that FFO include the effect of asset impairment charges, which presentation we have adopted. We believe FFO is an indicative measure of our operating performance due to the significance of our hotel real estate assets and can be used to measure our ability to service debt, fund capital expenditures, and expand our business. Management also uses FFO in our annual budget process.

      FFO should not be considered as an alternative to any other performance measures prescribed by GAAP. Although FFO is considered a standard benchmark utilized by the investment community, our FFO may not be comparable to a similarly titled measure reported by other companies.

FFO

      We use FFO as a measure of our performance. The following reconciles our GAAP net loss to FFO on a diluted basis (amounts in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2003		2002	2003		2002

Net loss	$(50,694)		$(29,402)	$(326,800)		$(36,372)
Loss on disposal of assets	2,772		6,403	2,772		6,403
Hotel depreciation and amortization	25,244		28,594	80,900		86,845
Minority interest income to common
OP unit holders	(1,803)		(1,725)	(16,360)		(2,389)

FFO	(24,481	) (a)	3,870	(259,488	) (a)	54,487
Interest on convertible debt	—		—	—		5,346

FFO, assuming dilutive conversions	$(24,481)		$3,870	$(259,488)		$59,833

FFO per diluted share	$(0.48	) (a)	$0.08	$(5.23	) (a)	$1.12

Weighted average number of diluted shares of common stock outstanding for loss per share	47,709		45,045	46,445		44,851
Common stock equivalents:
Operating partnership units	2,887		3,904	3,099		3,979
Stock options and POPs	69		5	32		18
Convertible debt shares	—		—	—		4,538

Weighted average number of diluted shares of common stock outstanding for FFO	50,665		48,954	49,576		53,386

(a)
Funds from operations for the three and nine months ended September 30, 2003, include the effect of loss on asset impairments of $21 million and $285.7 million (or ($0.41) and $(5.76) per diluted share), respectively.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

      Our principal sources of liquidity are cash generated from operations, funds from borrowings, funds from the sales of assets and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, debt repurchases, and investments in hotels (including capital projects and possible future acquisitions). We do not expect to pay a dividend on our common stock during 2003. We believe we have sufficient free cash flow currently, and we expect to have adequate cash flow during the next twelve months in order to fund our operations, capital commitments and debt service obligations. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions, and since September 11, 2001 have been heavily affected by geopolitical concerns and other factors affecting business and leisure travel. If general economic conditions are significantly worse than we expect for an extended period, this will likely have a negative effect on our projections of available cash flow and liquidity.

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

      We continue to take steps to strengthen our balance sheet, build liquidity, reduce our leverage and extend our debt maturities. We have been committed this year to hold cash balances of generally $60 million to $80 million in our operating accounts as a hedge against economic and geopolitical uncertainties, as well as to provide for our recurring cash requirements. We will seek to establish a new $50 million secured revolving credit facility prior to year-end 2003, which we anticipate would add to our liquidity.

      As part of our strategy to reduce our leverage and extend our debt maturities, on July 1, 2003, we completed an offering of $170 million of 9.5% convertible subordinated notes due 2010, which securities rank pari passu with our 4.75% convertible subordinated notes due 2004. The proceeds from the issuance were mainly used to repurchase substantially all of the 4.75% convertible notes due 2004, which were our next significant maturity, and $22.6 million of our 8.75% senior subordinated notes due 2007. As a result of this transaction, we now have no material debt maturities until the senior subordinated notes mature in 2007. During the third quarter, we also issued 2,792,880 shares of common stock in exchange for a further $18 million of senior subordinated notes, and in October 2003, we repurchased an additional $59.3 million of the senior subordinated notes. We currently have less than $4 million of the 2004 convertible notes outstanding and have reduced the amount of our senior subordinated notes to $105 million.

      We completed a $101 million, 10-year, 6.88% commercial mortgage-backed securities financing, secured by a portfolio of four hotels, at the end of September. In September and October 2003, we also issued 13,800,000 shares of common stock at a price of $7.20 per share for net proceeds totaling $95.3 million (of which 1.8 million shares, or $12.4 million of net proceeds, were issued in October 2003). To date, we have raised in 2003 approximately $91 million from the sale of seven of our properties, including the October 2003 sale of one hotel for $16.5 million. We ended the third quarter of 2003 with cash balances of $309.7 million (including marketable securities of $1 million), of which $271.3 million was unrestricted.

      We currently have 35 hotels (after the October sale) planned for disposition. We expect to generate proceeds of approximately $280 million to $320 million over the next six to nine months from the disposition of these properties. Our ability to realize these estimated proceeds is, however, dependent upon finding qualified buyers willing to pay a purchase price that we consider reasonable. We intend to use a majority of the proceeds from any asset sales to reinvest in our core assets, to repurchase our senior debt and to fund acquisitions. Our strategy includes acquiring those hotels located in major urban markets or destination resorts with minimal seasonality and branded, larger hotels with significant meeting space.

Sources and Uses of Cash

      We used a total of $5.3 million of cash in operations during the first nine months of 2003 compared with $47.3 million generated in the first nine months of 2002. Our operating results and the amount of cash generated by our hotel operations have been adversely affected by the continuing sluggish economy, the reduction in travel resulting from events of September 11, 2001, the threat of further terrorist attacks, and other factors affecting business and leisure travel. Cash flow from operations also decreased in 2003 due to higher interest rates on our senior unsecured notes issued in February 2002 as well as the higher interest rate on our new 9.50% convertible subordinated notes issued in July of this year. Partially offsetting these increases in interest was savings of approximately $3.2 million in interest on our previous revolving credit facility, which was repaid with the net proceeds from the February 2002 senior unsecured notes issuance.

      Included in our operating results is our 16% cumulative preferred return on our partnership interest in MIP. As of September 30, 2003, approximately $16.6 million of cumulative preferred returns remained unpaid. We expect that any cumulative unpaid preferred returns will be paid in the future from excess cash flow above our current return and from potential partnership hotel disposition proceeds in excess of debt allocated to individual assets. Given the current economic environment, we do not expect MIP’s operations to provide adequate cash flow in the near term for significant payment of our current returns or repayments of our cumulative unpaid preferred returns.

      Our investing activities provided a net $75.4 million of cash during the first nine months of 2003, resulting primarily from:

•	$42.1 million from Interstate Hotels for the repayment of their note receivable; and

•	$74.5 million in proceeds from the sale of six non-core hotel assets; partially offset by

•	$21.8 million in capital expenditures (including $2.4 million of capitalized interest); and

•	$18 million increase in cash restricted for mortgage escrows.

      We generated a net $166.6 million of cash from financing activities during the first nine months of 2003 due mainly to:

•	$271 million from the issuance of new debt;

•	$82.9 million from the issuance of common stock (total proceeds of $95.3 million, including the October 2003 issuance of an additional 1.8 million shares for $12.4 million); partially offset by

•	$179.3 million in repayments of debt.

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

Long-Term Debt

      Convertible subordinated notes. On July 1, 2003, we completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. These notes are convertible into our common stock at any time prior to or at maturity, April 1, 2010, at a conversion price of $10.18 per share (equal to a conversion rate of 98.2318 shares per $1,000 principal amount of notes). These convertible subordinated notes are unsecured obligations and provide for semi-annual payments of interest each October 1 and April 1. We incurred approximately $6.5 million in debt issuance costs related to the issuance.

      The proceeds from the new issuance were used to repurchase $150.6 million of our $154.3 million 4.75% convertible notes due 2004, at varying prices, resulting in an aggregate discount of approximately $1.4 million. These convertible notes are also unsecured obligations that pay interest semi-annually, on each April 15 and October 15. These convertible notes are convertible into our common stock at a rate of 23.2558 shares per $1,000 in principal amount, which equals approximately $43.00 per share. During the third quarter, we recognized this gain and wrote off approximately $0.6 million of deferred financing costs related to the repurchase. The remaining proceeds from the issuance were also used to repurchase a portion of our senior subordinated notes (see discussion below).

      Senior subordinated notes. As of September 30, 2003, we had outstanding $164.4 million aggregate principal amount of 8.75% senior subordinated notes due 2007. The notes are unsecured obligations and provide for semi-annual payments of interest each February 15 and August 15. The related indenture contains various restrictive covenants, which are similar to those in our senior unsecured notes.

      A portion of the proceeds from the July 2003 issuance of 9.5% convertible notes discussed above were used to repurchase $22.6 million principal amount of our senior subordinated notes, at varying prices, resulting in an aggregate discount of approximately $1.5 million. We recognized this gain during the third quarter. Also during the third quarter of 2003, we redeemed $18 million of these notes in exchange for 2,792,880 shares of our common stock, resulting in a gain of $1.7 million. In connection with the repurchases of these notes during the third quarter, we wrote off deferred financing costs totaling approximately $0.5 million.

      In October 2003, we repurchased $59.3 million face amount of these notes, at varying prices. During the fourth quarter, we expect to recognize a loss of approximately $1.2 million, including the write off of deferred financing costs related to the repurchases.

      Credit facility. In May 2003, we reduced our borrowing capacity on this facility from $100 million to $50 million and wrote off approximately $0.7 million in related deferred financing costs. As of September 30, 2003, we had no outstanding borrowings under this facility.

      This facility contains customary financial compliance measures, which became more stringent on a quarterly basis beginning in the first quarter of 2003. The sale of two hotels during the fourth quarter of 2002, two in the first half of 2003, as well as the settlement of our note receivable with Interstate Hotels, negatively affected our leverage covenant due to the loss of trailing 12-month EBITDA (as defined in the credit agreement) on a pro forma basis. If we are not in compliance with the leverage covenant or any other financial covenants at the end of a quarterly measuring period, we will be in default under the credit facility and will not be permitted to borrow under the credit facility. We have obtained a waiver of compliance with this leverage covenant from our lending group, which was extended through November 19, 2003. Because we do not anticipate needing to draw under the bank line or having borrowing capacity to do so in the near term, we expect to terminate the facility in late 2003. We have approximately $0.6 million of unamortized capitalized financing costs related to this facility as of September 30, 2003, which would be written off should we decide to terminate the facility.

      Senior unsecured notes. As of September 30, 2003, we had $950 million of aggregate principal of these notes outstanding. These notes contain various restrictive incurrence covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is maintaining a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity). As of September 30, 2003, our fixed charge coverage ratio was below 2 to 1, and therefore we were not permitted to enter into certain transactions, including the repurchase of our stock, the issuance of any preferred stock, the payment of dividends, the incurrence of any additional debt, or the repayment of outstanding debt before it comes due, except as noted below.

      There are certain exceptions with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We currently have the ability to incur $300 million of secured financing within restricted subsidiaries. We also have a general carve-out to incur $50 million of unspecified borrowings within a restricted subsidiary. Additionally, we are permitted to repay subordinated debt prior to its maturity from the proceeds of a pari passu or junior financing with a longer term than the debt refinanced, an equity offering, or a financing within an unrestricted subsidiary. We are also permitted generally to invest five percent of consolidated net tangible assets (as defined in the indentures) in an unrestricted subsidiary and mortgage the properties contributed to the unrestricted subsidiary. We completed a qualifying transaction under this exception during the third quarter of 2003 through a new secured facility financing (see discussion below).

      Secured facilities. On September 26, 2003, we completed a $101 million commercial mortgage-backed securities financing, secured by a portfolio of four hotels, as permitted by the indentures to our senior unsecured notes and senior subordinated notes. The loan carries a fixed annual interest rate of 6.88% and matures in 2013. We incurred approximately $0.9 million in debt issuance costs related to the facility. The proceeds will be used to repay debt carrying higher interest rates, or to fund capital expenditures or acquisitions to the extent that higher interest rate debt cannot be acquired at attractive prices.

      We completed a $330 million non-recourse financing secured by a portfolio of 19 hotels in 1999. The loan bears a fixed annual interest rate of 8.01% and matures in 2009. The secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $19.9 million of cash was held in escrow under this provision as of September 30, 2003. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003. Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels, they will release cash for all capital expenditures we have incurred from April 1, 2003 through the date of the amendment and future capital expenditures we incur on the 19 properties. Escrowed funds totaling approximately $11 million were available to fund capital expenditures under this provision as of September 30, 2003.

Asset Dispositions

      One of our key short-term strategies is to sell selected non-core assets, many of which were acquired as part of a portfolio. These “non-core” assets generally possess one or more of the following characteristics:

•	secondary market locations;

•	secondary brand affiliations;

•	higher than average future capital expenditure requirements;

•	limited future growth potential; or

•	an over-weighted market location.

      We believe that these asset sale transactions will have the following benefits:

•	improve the overall quality of the hotel assets remaining in our portfolio;

•	enhance the ability of our portfolio to perform well in all cycles of the economy;

•	enhance future growth prospects when strength returns to the economy;

•	reduce future capital requirements on a relative basis; and

•	reduce our leverage and requirements on our liquidity resources.

      We are aided in our disposition program by the fact that we can terminate the management agreement of any hotel we sell, in some cases subject to the payment of a fee as discussed below, as well as the fact that 73 of our current 100 assets are unencumbered and only 13 of those assets are subject to ground leases. Excluding the assets included in our asset disposition program, we would have 41 unencumbered assets and seven subject to ground leases.

      We recognized an impairment loss in 2002 on certain non-core assets we were then actively marketing. We sold one hotel in January 2003 for $12.7 million. Late in the first quarter of 2003, we expanded our asset disposition program to include a total of 16 non-core assets and recorded an impairment charge in the first quarter of $56.7 million. In April 2003, we sold one of these hotels for $3.1 million. During the second quarter of 2003, we made the determination to dispose of an additional 19 non-core assets. Also, due to the market interest in certain of our other hotel assets, we decided to add an additional six assets to our disposition program. We recognized an additional impairment loss of $208 million related to our asset disposition program during the second quarter of 2003. In the third quarter of 2003, we sold four more of these hotels for $59 million. During the third quarter of 2003, we made the determination to dispose of one additional asset and retain one of our assets previously included in our disposition program. We also changed our expected holding period for another asset and revised our sales prices on certain other assets included in our disposition program. As a result, we recognized an additional impairment loss of $21 million during the three months ended September 30, 2003. In October 2003, we sold another hotel included in our disposition program for $16.5 million.

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

      As we dispose of the remaining 35 assets in our disposition program, we may incur termination obligations due to Interstate Hotels of up to a maximum of approximately $21 million, calculated assuming the immediate sale of the properties and assuming buyers of our hotel properties elect to have the properties managed by third-parties other than Interstate Hotels or do not assume the obligation as part of the sale transaction. Any such obligation would affect the calculation of the final gain or loss on the sale of a particular asset, since in accordance with current accounting guidance, the obligation is not recognized until such time as the asset disposition is complete and a termination notice is provided to Interstate Hotels. At that time, the recognition of any termination obligation will be included in discontinued operations. Payment of any obligation due under termination provisions of the contract is payable over a period of 30 months. This amount may be reduced by replacement management contracts.

      In addition, we may from time to time receive offers on assets which we might consider selling. Any additional sales of assets may result in additional impairment charges in future periods, if and when such transactions might be undertaken. While we always consider any opportunities that may improve our financial condition or results of operations, we are not actively marketing any other assets than the 35 properties previously discussed. The properties we are disposing of represent approximately one-third of our total properties. For the nine months ended September 30, 2003, these 35 assets accounted for approximately 20% of our consolidated revenue and approximately 13% of consolidated operating income. For purposes of this calculation, we exclude depreciation and amortization and loss on asset impairments from operating income.

Capital Expenditures

      We make ongoing capital expenditures in order to keep our hotels competitive in their markets and to comply with franchise obligations, as described further in “Operating Risks” (the potential adverse impact of our failure to meet the requirements contained in our franchise and licensing agreements) included in Item 1 — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2002. We fund our capital expenditures primarily from cash generated from operations and existing cash on hand, and intend to use a portion of the proceeds from the sales of non-core assets to provide capital for renovation work. We invested $21.8 million (including $2.4 million of capitalized interest) for ongoing capital expenditures during the first nine months of 2003, and we anticipate investing a total of $15 million to $20 million on capital expenditures during the fourth quarter of 2003. These ongoing programs will include room and facilities refurbishments, renovations, and furniture and equipment replacements. The deferral of capital spending to date has not significantly affected our business as, generally in the past, we acquired good quality assets and spent a relatively high level of capital in the early years of ownership. We believe the properties we are now marketing for sale typically have higher per room capital expenditure requirements than our core assets. Sales of these properties will allow us to focus our capital spending dollars in the future on our core portfolio.

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

      We carry properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. If our estimates are incorrect, the carrying values may not be accurately reflected. We cease depreciation at the time the asset is classified as held for sale. If material to our total portfolio, we segregate the held for sale properties on our consolidated balance sheet. We also reclassify the operating results of properties held for sale as discontinued operations for all periods presented.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

      We have future long-term debt and ground lease obligations related to our consolidated entities and properties. As of September 30, 2003, we were not involved in any off-balance sheet arrangements with MIP.

      The following table summarizes our aggregate contractual obligations as of September 30, 2003 (dollars in thousands):

			Less than	One to	Three to
	Total		One Year	Three Years	Five Years	Thereafter

Long-term debt, net of unamortized discount (a):
Senior unsecured notes	$944,540		$—	$—	$548,221	$396,319
Secured facility, due 2009	310,474		5,423	13,906	291,145	—
Secured facility, due 2013	101,000		1,304	3,605	6,188	89,903
Senior subordinated notes	163,388	(b)	—	—	163,388 (b)	—
Convertible subordinated notes	173,705		—	3,705	—	170,000
Mortgage debt and other	36,018		2,108	12,636	8,110	13,164

Total long-term debt	1,729,125		8,835	33,852	1,017,052	669,386

Ground lease obligations	62,459		1,318	2,990	3,594	54,557

Aggregate contractual obligations	$1,791,584		$10,153	$36,842	$1,020,646	$723,943

(a)	For a description of the material terms of our long-term debt, see “Financial Condition, Liquidity, and Capital Resources — Long-Term Debt.”

(b)	In October 2003, we repurchased a further $59.3 million of these notes.

      Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage all of our hotels. Under these management agreements, the taxable subsidiaries pay a management fee for each property to a subsidiary of Interstate Hotels. The taxable subsidiaries in turn make rental payments to our operating partnership under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. All of the agreements expire in 2010 and have three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There were no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

      We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, our chief financial officer and chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

      During the three months ended September 30, 2003, there were no significant changes in our internal controls or in other factors that could significantly affect these controls.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

      (a.) Exhibits

Exhibit
No.	Description of Document

4.1	Indenture, dated as of July 1, 2003, by and among the registrant, MeriStar Hospitality Operating Partnership, L.P., the guarantors party thereto and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K dated July 3, 2003).
4.2	Officer’s Certificate establishing the terms of the registrant’s 9.50% Convertible Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K dated July 3, 2003).
4.8	Letter agreement dated November 11, 2003 relating to exhibits.
13	Financial Statements of MeriStar Hospitality Operating Partnership, L.P. as of and for the three and nine months ended September 30, 2003.
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer.
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer.
32.1	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer
32.2	Sarbanes-Oxley Act Section 906 Certifications of Chief Financial Officer.
99.1	Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P.

      (b.) Reports on Form 8-K

      On September 29, 2003, we filed a current report on Form 8-K (Items 5 and 7) announcing we had completed a $101 million commercial mortgage-backed securities financing, secured by four of our properties.

      On September 23, 2003, we filed a current report on Form 8-K (Items 5 and 7) announcing we had issued approximately 2.79 million shares of our common stock in exchange for $18.0 million of our 8.75% senior subordinated notes due 2007.

      On July 28, 2003, we furnished a current report on Form 8-K (Item 12) announcing the financial results for the quarter ended June 30, 2003.

      On July 3, 2003, we furnished a current report on Form 8-K (Items 7 and 9) announcing we had completed the sale of $170 million of 9.5% convertible subordinated notes.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERISTAR HOSPITALITY CORPORATION

By:	/s/ PAUL W. WHETSELL

Paul W. Whetsell
Chief Executive Officer
(Principal Executive Officer and
Duly Authorized Officer)

Dated: November 12, 2003