Form 10-Q
period 2004-03-31
MERISTAR HOSPITALITY CORP
filed 2004-05-10
CIK 1012967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR

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

      The number of shares of the registrant’s common stock outstanding at April 30, 2004 was 86,942,710.

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets — March 31, 2004 and December 31, 2003	2
	Consolidated Statements of Operations — Three months ended March 31, 2004 and 2003	3
	Consolidated Statements of Cash Flows — Three months ended March 31, 2004 and 2003	4
	Notes to Unaudited Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	29
Signatures		30

i

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	March 31,
	2004	December 31,
	(Unaudited)	2003

ASSETS
Property and equipment	$2,437,395	$2,481,752
Accumulated depreciation	(465,360)	(446,032)

	1,972,035	2,035,720
Assets held for sale	39,274	51,169
Investment in affiliate	15,000	15,000
Prepaid expenses and other assets	41,007	47,934
Accounts receivable, net of allowance for doubtful accounts of $2,751 and $2,040	69,076	64,709
Restricted cash	44,656	42,523
Cash and cash equivalents — unrestricted	194,977	230,884

	$2,376,025	$2,487,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$1,527,278	$1,638,028
Accounts payable and accrued expenses	91,835	83,458
Accrued interest	37,449	46,813
Due to Interstate Hotels & Resorts	17,133	16,411
Other liabilities	12,213	11,831

Total liabilities	1,685,908	1,796,541

Minority interests	36,477	37,785
Stockholders’ equity:
Common stock, par value $0.01 per share
Authorized — 100,000 shares
Issued — 75,446 and 69,135 shares	754	691
Additional paid-in capital	1,379,430	1,338,959
Accumulated deficit	(682,339)	(642,094)
Accumulated other comprehensive loss	(1,239)	(977)
Common stock held in treasury — 2,345 shares	(42,966)	(42,966)

Total stockholders’ equity	653,640	653,613

	$2,376,025	$2,487,939

See accompanying notes to the unaudited consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(Dollars in thousands, except per share amounts)

	Three Months
	Ended March 31,

	2004	2003

Revenue:
Hotel operations:
Rooms	$135,666	$131,567
Food and beverage	51,879	52,176
Other hotel operations	17,043	16,647
Office rental, parking and other revenue	2,970	3,263

Total revenue	207,558	203,653

Hotel operating expenses:
Rooms	33,224	31,209
Food and beverage	38,881	37,566
Other hotel operating expenses	10,363	9,505
Office rental, parking and other expenses	585	630
Other operating expenses:
General and administrative	38,021	34,681
Property operating costs	31,488	29,505
Depreciation and amortization	26,218	24,169
Property taxes, insurance and other	17,061	17,193
Loss on asset impairments	1,238	—

Operating expenses	197,079	184,458

Operating income	10,479	19,195
Minority interest	946	3,677
Interest expense, net	(34,380)	(34,718)
Loss on early extinguishments of debt	(5,923)	—

Loss before income taxes and discontinued operations	(28,878)	(11,846)
Income tax benefit	433	175

Loss from continuing operations	(28,445)	(11,671)

Discontinued operations:
Loss from discontinued operations before income tax benefit	(11,980)	(58,096)
Income tax benefit	180	21

Loss from discontinued operations	(11,800)	(58,075)

Net loss	$(40,245)	$(69,746)

Basic and diluted loss per share:
Loss from continuing operations	$(0.42)	$(0.26)
Loss from discontinued operations	(0.17)	(1.27)

Net loss per basic and diluted share	$(0.59)	$(1.53)

See accompanying notes to the unaudited consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in thousands)

	Three Months
	Ended March 31,

	2004	2003

Operating activities:
Net loss	$(40,245)	$(69,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,160	28,994
Loss on asset impairments	5,011	56,677
Loss on sale of assets, before tax effect	6,946	—
Loss on early extinguishments of debt	5,923	—
Minority interests	(946)	(3,677)
Amortization of unearned stock-based compensation	587	976
Change in value of interest rate swaps	—	(2,055)
Deferred income taxes	(487)	(931)
Changes in operating assets and liabilities:
Accounts receivable	(4,367)	(12,937)
Prepaid expenses and other assets	4,920	1,416
Due from/to Interstate Hotels & Resorts	(5,461)	93
Accounts payable, accrued expenses, accrued interest and other liabilities	(1,677)	(9,039)

Net cash used in operating activities	(2,636)	(10,229)

Investing activities:
Capital expenditures for property and equipment	(23,737)	(8,622)
Proceeds from sales of assets	74,075	12,650
Payments from Interstate Hotels & Resorts	—	42,052
Increase in restricted cash	(2,133)	(1,656)
Costs associated with disposition program and other, net	(3,304)	(299)

Net cash provided by investing activities	44,901	44,125

Financing activities:
Prepayments on long-term debt	(75,497)	—
Scheduled payments on long-term debt	(2,307)	(1,889)
Distributions to minority investors	(141)	(141)
Other	(77)	—

Net cash used in financing activities	(78,022)	(2,030)

Effect of exchange rate changes on cash and cash equivalents	(150)	(274)

Net (decrease) increase in cash and cash equivalents	(35,907)	31,592
Cash and cash equivalents, beginning of period	230,884	33,896

Cash and cash equivalents, end of period	$194,977	$65,488

Supplemental Cash Flow Information
Cash paid for interest and income taxes:
Interest, net of capitalized interest	$43,755	$46,989
Income taxes	$275	$207
Non-cash investing and financing activities:
Senior subordinated debt redeemed in exchange for common stock	$38,000	$—
Redemption of OP units	$20	$18,109

See accompanying notes to the unaudited consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

1.          Organization

      MeriStar Hospitality Corporation is a real estate investment trust, or REIT. We own a portfolio of primarily upper upscale, full-service hotels and resorts in the United States and one in Canada. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of March 31, 2004, we owned 81 hotels with 22,236 rooms, all of which were leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts, Inc. (“Interstate Hotels”). Of our 81 hotels at March 31, 2004, eight were included in our non-core disposition program. Two of these assets with 371 rooms were sold during the second quarter of 2004.

      Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage all of our hotels. Under these management agreements, the taxable subsidiaries pay a management fee for each property to a subsidiary of Interstate Hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. The agreements generally have initial terms of 10 years with three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

2.          Summary of Significant Accounting Policies

      Interim Financial Statements. We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

      Impairment or Disposal of Long-Lived Assets. We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”

which require the current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002 and where we have no continuing involvement to be recorded as discontinued operations. Any gains or losses on final disposition are also included in discontinued operations.

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

      Accounting for Costs Associated with Exit or Disposal Activities. We apply the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which require that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Our strategy includes the disposition of certain hotel assets, all of which are managed under agreements that typically require payments to Interstate Hotels as a result of termination. Any such liability will be recognized at the time the asset disposition is complete and a termination notice is provided to Interstate Hotels. At that time, the recognition of the termination obligation will be included in the calculation of the final gain or loss on sale. For further discussion of potential termination obligations, see “Asset Dispositions” included in Item 2 of this Quarterly Report on Form 10-Q.

      Stock-Based Compensation. We adopted the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, on January 1, 2003 for new stock options issued under our compensation programs. As permitted by SFAS No. 148, we elected to apply the provisions prospectively, which includes recognizing compensation expense for only those stock options issued in 2003 and after. We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock options issued under our compensation programs prior to January 1, 2003. As we granted these stock options at fair market value, no compensation cost has been recognized. For our other equity-based compensation awards, we recognize compensation expense over the vesting period based on the fair market value of the award at the date of grant.

      Had compensation cost been determined based on fair value at the grant date for awards granted prior to our adoption of the fair value method, our net loss and per share amounts would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2004	2003

Net loss, as reported	$(40,245)	$(69,746)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	587	929
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(651)	(1,081)

Net loss, pro forma	$(40,309)	$(69,898)

Loss per share:
Basic and diluted, as reported	$(0.59)	$(1.53)
Basic and diluted, pro forma	$(0.59)	$(1.53)

      These pro forma compensation costs may not be representative of the actual effects on reported net loss and loss per share in future periods.

      Derivative Instruments and Hedging Activities. Our interest rate risk management objective is to limit the effect of interest rate changes on earnings and cash flows. We look to manage interest rates through the use of a combination of fixed and variable rate debt. We only enter into derivative or interest rate transactions for hedging purposes. We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income based on the derivative’s effectiveness and whether the derivative has been designated as a cash flow or fair value hedge.

3.          Comprehensive Loss

      Comprehensive loss was $40.5 million and $68.7 million for the three months ended March 31, 2004 and 2003, respectively. Comprehensive loss consisted of net loss ($40.2 million and $69.7 million for the three months ended March 31, 2004 and 2003, respectively) and foreign currency translation adjustments.

4.          Property and Equipment

      Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003

Land	$233,272	$238,772
Buildings and improvements	1,873,018	1,930,155
Furniture, fixtures and equipment	280,150	284,602
Construction-in-progress	50,955	28,223

	$2,437,395	$2,481,752

      For the three months ended March 31, 2004 and 2003, we capitalized interest of $0.75 million and $0.78 million, respectively.

      During the first quarter of 2004, we recognized an additional impairment loss of $5.0 million, of which $3.8 million is recorded in discontinued operations (see Note 11). As of March 31, 2004, we had eight hotels remaining in our disposition program, five of which are classified as held for sale (see Note 5).

      The impairment charges are based on our estimates of the fair value of the properties we are actively marketing. These estimates require us to make assumptions about the sales prices that we expect to realize for each property as well as the timing of a potential sale. In making these estimates, we consider the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. In nearly all cases, our estimates have reflected the results of an extensive marketing effort and negotiations with prospective buyers. Actual results could differ materially from these estimates.

5.          Assets Held for Sale

      At December 31, 2003, seven assets were classified as held for sale. Six of these assets were sold during the first quarter of 2004. At March 31, 2004, five of the eight properties remaining in our non-core disposition program met our criteria for classification as held for sale. The three other assets included in our asset disposition program did not meet the probability criteria as prescribed by SFAS No. 144 to classify them as held for sale. Assets held for sale consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003

Land	$3,138	$5,061
Buildings and improvements	34,822	43,391
Furniture, fixtures and equipment	1,364	2,759
Construction-in-progress	253	1,114

	39,577	52,325
Accumulated depreciation	(303)	(1,156)

	$39,274	$51,169

6.          Investment in Affiliate

      In 1999, we invested $40 million in MeriStar Investment Partners, L.P. (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our cost-basis investment is in the form of a partnership interest, in which we earn a 16% cumulative preferred return with outstanding balances compounded quarterly. While the return on this investment is preferred and cumulative, the underlying investment ranks equally with the investments of the other investors in MIP. We recognize the return quarterly as it becomes due to us. For the three months ended March 31, 2004 and 2003, we recognized a preferred return of $1.6 million and $2.0 million, respectively, from this investment. As of March 31, 2004 and December 31, 2003, cumulative preferred returns of $22.0 million and $19.6 million, respectively, were due from MIP. We have reserved a portion of this balance and have included the net $19.8 million and $18.2 million in accounts receivable on the accompanying consolidated balance sheets as of March 31, 2004 and December 31, 2003, respectively. We expect that any cumulative unpaid preferred returns will be paid in the future from excess cash flow above our current return and from potential partnership hotel disposition proceeds in excess of debt allocated to individual assets. Given the current economic environment, we do not expect MIP’s operations to provide adequate cash flow in the near term for significant payment of our current returns or repayments of our cumulative unpaid preferred returns, however we expect to receive payments from MIP during 2004 resulting from planned dispositions of certain assets combined with cash flow improvements on other assets. We evaluate the collectibility of our preferred return based on our preference to distributions and the underlying value of the hotel properties.

      While we believe that our current and cumulative returns continue to be fully collectible, the current value of our underlying investment declined due to the decline in MIP’s cash flow, particularly driven by results in four of its hotel markets. While we believe that the cash flow, and thus the value of our investment in MIP, will be recoverable over time, we expect that any such recovery will take a number of years to achieve. The accounting rules for cost basis investments require that declines in value that are other than temporary be recognized currently. Since the decline in the value of our underlying investment in MIP was other than temporary, we recognized a $25.0 million impairment loss on this investment during the fourth quarter of 2003.

7.          Long-Term Debt

      Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003

Senior unsecured notes due 2011 — 9.125%	$364,665	$400,000
Senior unsecured notes due 2008 — 9.0%	282,000	300,000
Senior unsecured notes due 2009 — 10.5%	231,787	250,000
Secured facility, due 2009	307,566	309,035
Secured facility, due 2013	100,397	100,765
Convertible subordinated notes	173,705	173,705
Senior subordinated notes	45,438	83,438
Mortgage debt	26,546	27,011
Unamortized issue discount	(4,826)	(5,926)

	$1,527,278	$1,638,028

      Aggregate future maturities as of March 31, 2004 were as follows (in thousands):

2004 (nine months)	$10,862
2005	10,269
2006	11,125
2007	57,093
2008	292,315
Thereafter	1,145,614

$1,527,278

      As of March 31, 2004, all of our debt bore fixed rates of interest. Our overall weighted average interest rate was 8.9%. Based on market prices at March 31, 2004, the fair value of our long-term debt was $1.63 billion. On April 2, 2004, we entered into an interest rate swap on our secured facility due 2009, effectively converting the interest the facility bears from a fixed rate to a floating rate. The new floating rate is LIBOR plus 444 basis points. Our overall weighted average interest rate is currently 8.5% after giving effect to the interest rate swap.

      Credit facility. On December 23, 2003, we entered into a new three-year $50 million senior credit facility, secured by six of our hotels, and terminated our previous credit facility. The facility carries an annual interest rate of the London Interbank Offered Rate, or LIBOR, plus 450 basis points. As of March 31, 2004, we had no outstanding borrowings under this facility.

      The facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our new senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for us to maintain our status as a REIT and our ability to incur additional secured and total indebtedness.

      Senior unsecured notes. During the three months ended March 31, 2004, we repurchased from available cash approximately $71.5 million of our senior unsecured notes, including approximately $18.0 million of the 9.0% notes due 2008, approximately $35.3 million of the 9.125% notes due 2011 and approximately $18.2 million of the 10.5% notes due 2009. We recorded a loss on early extinguishment of debt of $4.6 million and wrote off deferred financing costs of $0.8 million related to these repurchases. The write-off of deferred financing costs is included in depreciation and amortization expense on the accompanying consolidated statements of operations. As of May 5, 2004, we had purchased an additional $7.6 million of our 10.5% notes due 2009, $1.5 million of our 9% notes due 2008, and $4.5 million of our 9.125% notes due 2011.

      These notes are unsecured obligations of certain subsidiaries of ours, and we guarantee payment of principal and interest on the notes. These notes contain various restrictive covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is having a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity) in order to enter into certain types of transactions. As of March 31, 2004, our fixed charge coverage ratio was significantly below 2 to 1, and therefore we were not permitted generally to enter into certain transactions, including the repurchase of our stock, the issuance of any preferred stock, the payment of dividends, the incurrence of any additional debt, or the repayment of outstanding debt before it comes due, except as noted below.

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

      Secured facilities. On September 26, 2003, as permitted by the indentures governing our senior unsecured notes and senior subordinated notes, we completed a $101 million commercial mortgage-backed securities financing, secured by a portfolio of four hotels. The loan carries a fixed annual interest rate of 6.88% and matures in 2013. The proceeds will be used to repay debt carrying higher interest rates, or to fund capital expenditures or acquisitions to the extent that higher interest rate debt cannot be acquired at attractive prices.

      We completed a $330 million non-recourse financing secured by a portfolio of 19 hotels in 1999. The loan bears a fixed annual interest rate of 8.01% and matures in 2009. The secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $32.4 million and $27.2 million of cash was held in escrow under this provision as of March 31, 2004 and December 31, 2003, respectively. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003. Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels, they will release cash for all capital expenditures we have incurred from April 1, 2003 through the date of the amendment and future capital expenditures we incur on the 19 properties. Escrowed funds totaling approximately $23.6 million were available to fund capital expenditures under this provision as of March 31, 2004.

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

      Senior subordinated notes. The senior subordinated notes are unsecured obligations due in 2007 and provide for semi-annual payments of interest each February 15 and August 15 at an annual rate of 8.75%. The related indenture contains various restrictive covenants, which are similar to those in our senior unsecured notes.

      During the three months ended March 31, 2004, we acquired $38.0 million of our senior subordinated notes through the issuance of 6,304,146 shares of common stock. We recorded a loss on early extinguishment of debt of $1.3 million and wrote off deferred financing costs of $0.4 million related to this activity. The write off of deferred financing costs is included in depreciation and amortization expense on the accompanying consolidated statements of operations. In April 2004, we exchanged an additional $11.2 million aggregate principal amount of our senior subordinated notes for 1,834,582 shares of our common stock.

      Derivatives. During the three months ended March 31, 2003, we recognized $2.1 million of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in that time period. For the three months ended March 31, 2003, we made cash payments on those swaps of $2.1 million. The change in fair value and the swap payments are netted together on our statement of operations. These swaps expired during the fourth quarter of 2003.

8.          Stockholders’ Equity and Minority Interests

      Common Stock Transactions. During the three months ended March 31, 2004, we issued 6,304,146 shares of common stock in exchange for $38.0 million of our senior subordinated notes (see Note 7).

      During the three months ended March 31, 2004, we issued 3,339 shares of common stock with a value of $0.02 million, related to shares issued under our employee stock purchase plan.

      OP Units. Substantially all of our assets are held indirectly by and operated through MeriStar Hospitality Operating Partnership, L.P., our subsidiary operating partnership (Commission file number 333-63768). Our operating partnership’s partnership agreement provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and POPs.

      Common OP Unit holders converted 3,686 and 787,177 of their OP Units, with a value of $0.02 million and $18.1 million, respectively, into common stock during the three months ended March 31, 2004 and 2003, respectively. A POPs unit holder converted 15,000 POPs for cash during the three months ended March 31, 2004.

      On April 9, 2004, in accordance with the terms of the certificate of designation for the outstanding Class D OP Units of our operating partnership we redeemed all outstanding Class D OP Units plus accrued and unpaid preferential distributions on those units, for an aggregate consideration of approximately $8.8 million. The Class D OP Units had become redeemable at the option of the holder on April 1, 2004.

      On April 23, 2004, we announced an agreement with an underwriter to issue and sell 12.0 million shares of common stock at a price to the public of $6.25 per share pursuant to our effective shelf registration statement filed under the Securities Act of 1933. In addition, the underwriter was granted an over-allotment option to purchase up to an additional 1.8 million shares which expires on May 23, 2004. The offering closed on April 28, 2004 with net proceeds of $72.5 million. If the over-allotment were to be exercised in full by the underwriter an additional $10.9 million would be realized.

9.          Loss Per Share

      The following table presents the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2004	2003

Basic and Diluted Loss Per Share:
Loss from continuing operations	$(28,445)	$(11,671)
Weighted average number of basic and diluted shares of common stock outstanding	68,640	45,548

Basic and diluted loss per share from continuing operations	$(0.42)	$(0.26)

      For the quarter ended March 31, 2004 and 2003, 20,916,868 and 10,572,450 shares, respectively, consisting of shares issuable upon conversion, exchange or exercise of stock options, operating partnership units of MeriStar Hospitality Operating Partnership, L.P., and shares from our outstanding convertible notes, were excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

10.          Commitments and Contingencies

      Litigation. In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity.

      Minimum Lease Payments. We lease the land at certain of our hotels and office space of our corporate headquarters under long-term arrangements from third parties. Certain leases contain contingent rent features based on gross revenues at the respective property. Future minimum lease payments required under these operating leases as of March 31, 2004 were as follows (in thousands):

2004 (nine months)	$1,338
2005	1,746
2006	1,649
2007	1,672
2008	1,672
Thereafter	52,296

$60,373

      Our obligations under other operating lease commitments, primarily for equipment, are not significant.

      We lease certain office, retail and parking space to outside parties under non-cancelable operating leases with initial or remaining terms in excess of one year. Future minimum rental receipts under these leases as of March 31, 2004 were as follows (in thousands):

2004 ( nine months)	$3,207
2005	2,838
2006	1,943
2007	1,677
2008	992
Thereafter	1,909

$12,566

      We may be obligated to pay Interstate Hotels termination fees of up to a maximum of approximately $11.1 million with respect to the 28 properties we have sold since January 1, 2003. In addition, as we dispose of the six remaining assets in our disposition program, we may incur termination obligations due to Interstate Hotels of up to a maximum of approximately $4.3 million, assuming the disposition of all six of the properties in 2004 and assuming buyers of our hotel properties elect to have the properties managed by parties other than Interstate Hotels or do not assume the obligation as part of the disposition transaction. Any obligation due under the termination provisions of the contract is payable over a period of 30 months after termination. Termination fees payable to Interstate Hotels may be reduced by amounts paid under replacement management contracts. Negotiations with Interstate Hotels are ongoing with respect to our hotel management agreements, including the method of calculation for the incentive fee and termination fees.

11.          Acquisitions and Dispositions

      As part of our asset acquisition strategy, in April 2004, we announced that we had signed a definitive agreement to acquire the four-star, four-diamond rated Ritz-Carlton, Pentagon City in Arlington, Virginia for $93 million. The 366-room luxury hotel will be operated by The Ritz-Carlton Hotel Company. The transaction is expected to close during the second quarter of 2004, subject to customary closing conditions.

      Since January 1, 2003 and as of March 31, 2004, we have sold 26 hotels with 5,345 rooms for total gross proceeds of $202.2 million. Of these 26 hotels, 15 hotels were sold in 2003, and 11 hotels were sold in the first quarter of 2004. As of March 31, 2004, we had eight hotels remaining in our non-core disposition program. Five of these hotels met our criteria for held-for-sale classification as of March 31, 2004 (see Note 5). Operating results for the sold hotels, and where applicable, the gain or loss on final disposition, and the five classified as held-for-sale are included in discontinued operations. Two of the eight hotels in our disposition program have been sold in the second quarter of 2004 for approximately $18 million.

      Summary financial information included in discontinued operations for these hotels were as follows (in thousands):

	Three Months
	Ended March 31,

	2004	2003

Revenue	$12,222	$39,513
Loss on asset impairments	(3,773)	(56,677)
Pretax loss from operations	(1,261)	(1,419)
Loss on disposal	(6,946)	—

      Loss on disposal resulted primarily from the recognition of termination fees payable to Interstate Hotels with respect to these hotels’ management contracts.

12.          Consolidating Financial Statements

      We and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. (“MHOP”), our subsidiary operating partnership, are guarantors of senior unsecured notes issued by MHOP. MHOP and certain of its subsidiaries are guarantors of our unsecured senior subordinated notes. We own a one percent general partner interest in MHOP, and MeriStar LP, Inc., our wholly-owned subsidiary, owns approximately a 93 percent limited partner interest in MHOP. All guarantees are full and unconditional, and joint and several. Exhibit 99.1 to this Quarterly Report on Form 10-Q presents supplementary consolidating financial statements for MHOP, including each of the guarantor subsidiaries. This exhibit presents MHOP’s consolidating balance sheets as of March 31, 2004 and December 31, 2003, consolidating statements of operations for the three months ended March 31, 2004 and 2003, and consolidating statements of cash flows for the three months ended March 31, 2004 and 2003.

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

      Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the continuing uncertainty of the national economy;

•	economic conditions generally and the real estate market specifically;

•	the effects of threats of terrorism and increased security precautions on travel patterns and demand for hotels;

•	the threatened or actual outbreak of hostilities and international political instability;

•	governmental actions;

•	legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts;

•	the level of proceeds from asset sales;

•	cash available for capital expenditures;

•	the availability of capital;

•	our ability to refinance debt;

•	rising interest rates;

•	rising insurance premiums;

•	competition;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	other factors that may influence the travel industry, including health, safety and economic factors; and

•	changes in generally accepted accounting principles, policies and guidelines applicable to real estate investment trusts.

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

BUSINESS SUMMARY

      We are a real estate investment trust, or REIT, and own a portfolio of primarily upper upscale, full-service hotels and resorts. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of March 31, 2004, we owned 81 hotels with 22,236 rooms. Two of these assets with 371 total rooms were disposed of during the second quarter of 2004. Our hotels are located in major metropolitan areas, rapidly growing secondary markets or resort locations in the United States and one in Canada. All of our hotels are leased by our taxable subsidiaries and all are currently managed by Interstate Hotels & Resorts (“Interstate Hotels”), which was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation.

      Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage all of our hotels. Under these management agreements, the taxable subsidiaries pay a management fee for each property to a subsidiary of Interstate Hotels. The taxable subsidiaries in turn make rental payments to our operating partnership under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. The agreements generally have initial terms of 10 years with three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

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

RESULTS OVERVIEW

      At the beginning of 2003, we set out a strategy to position our company to best take advantage of an expected economic and industry recovery. Our strategy includes the following key initiatives: reshape the portfolio through asset sales and strategic acquisitions; enhance liquidity; reduce our leverage and extend our debt maturities; begin an aggressive renovation program of our core product offering; and focus on asset performance through aggressive asset management.

      We have made significant progress in reshaping our portfolio with our asset disposition program, completing the sale of 26 non-core assets through March 31, 2004, with two additional hotels sold through early May. We have generated $220 million in gross cash proceeds from the disposition of those 28 assets, which has significantly enhanced our liquidity. We ended the quarter with approximately $240 million in cash and cash equivalents, $195 million of which was unrestricted. We have no material maturities until 2007. We expect to retire the remaining $34.2 million face amount of our 8.75% senior subordinated notes due 2007 by the end of the third quarter of 2004.

      We have begun an aggressive renovation program for our core assets. We expect to invest approximately $225 million in capital expenditures during 2004 and 2005 to enhance the quality of our core product to meet or exceed the standards of our primary brands — Hilton, Marriott, and Starwood — to improve the competitiveness of these assets in their markets and enable them to more fully participate in any economic recovery. We expect the program to dramatically reduce the time required to renovate hotels, allowing us to improve the quality of our hotels faster to take advantage of the rebound in the economy.

      Since the beginning of 2004, we have completed four of 10 planned brand conversions. Although the conversions impacted our results in the first quarter, we expect the conversions to generate positive results at these hotels going forward.

      Revenues from continuing operations increased to $207.6 million for the three months ended March 31, 2004 compared to $203.7 million for the same period in 2003. Net income for the three months ended March 31, 2004 includes operating expenses that are 6.8% higher compared to the same period in 2003, mainly due to the impact of aggressive cost-cutting initiatives that were implemented last year prior to the war in Iraq, and a restoration of 2003 cost reductions, particularly in areas having the most impact on guest satisfaction such as concierge, lounge, restaurant and lounge hours and front desk and bell stand staffing. Our first quarter 2004 rooms expense also includes a significant amount of one-time marketing, training and other expense associated with the conversions of a number of our hotels to other brands. In addition, we realized a $5.9 million loss on early extinguishment of debt during the three months ended March 31, 2004.

      The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission, and with the unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

      Our revenues are derived from the operations of our hospitality properties, including room, food and beverage revenues, as well as from our leases of office, retail and parking rentals. Included in our operating results is our 16% cumulative preferred return on our partnership interest in MeriStar Investment Partners, L.P. (“MIP”). Operating costs include direct costs to run our hotels, management fees to Interstate Hotels for the management of our properties, depreciation of our properties, impairment charges, property tax and insurance, as well as sales, marketing and general and administrative costs. Our expenses also include interest on our debt, amortization of related debt-issuance costs and minority interest allocations, which represent the allocation of income and losses to outside investors for properties that are not wholly owned.

      The provisions of Statement of Financial Accounting Standards (SFAS) No. 144 require that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized on the sale, be recorded as discontinued operations. Accordingly, we have reclassified all prior periods presented to conform to this requirement. See Note 11, “Acquisitions and Dispositions,” included in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the amounts reclassified.

      Summary data for the quarter ended March 31 were as follows (dollars in thousands, except operating data statistics):

	Three Months
	Ended March 31,
			Percent
Summary of Operations:	2004	2003	Change

Total revenue	$207,558	$203,653	1.9%

Hotel operating expenses	82,468	78,280	5.4
Other operating expenses	113,373	106,178	6.8
Loss on asset impairments	1,238	—	N/A

Total operating expenses	197,079	184,458	6.8

Operating income	10,479	19,195	(45.4)
Minority interest	946	3,677	(74.0)
Loss on early extinguishment of debt	(5,923)	—	N/A
Income tax benefit	433	175	150.3
Interest expense, net	(34,380)	(34,718)	0.1

Loss from continuing operations	(28,445)	(11,671)	143.7
Loss from discontinued operations(a)	(11,800)	(58,075)	(79.7)

Net loss	$(40,245)	$(69,746)	(42.3)%

(a)
Includes loss on asset impairments of $3.8 million and $56.7 million for the three months ended March 31, 2004 and 2003, respectively. Also includes loss on disposal of $6.9 million for the three months ended March 31, 2004.

Operating Statistics of Core 73 Properties

      Eight of the 81 hotels we owned as of March 31, 2004 were planned for disposition; the remaining 73 properties represent our core properties. The following table provides operating statistics for the 73 hotels we have identified as core properties.

	Three Months
	Ended March 31,
			Percent
	2004	2003	Change

Average Daily Rate (ADR)	$109.27	$107.97	1.20%
Occupancy	67.4%	66.5%	1.35%
Revenue Per Available Room (RevPAR)	$73.70	$71.76	2.70%

      As of March 31, 2004, five of the eight assets remaining in our disposition program were classified as held for sale. Their results of operations were included in discontinued operations. The following discussion addresses results for the 76 properties included in continuing operations. For these 76 properties, ADR increased over one percent to $107.79 for the three months ended March 31, 2004. Occupancy increased from 66% to 66.5%, and RevPAR increased to $71.67 from $70.24 for these 76 hotels.

Three months ended March 31, 2004 compared with the three months ended March 31, 2003

      Total revenue. Total revenue increased in the first quarter of 2004 compared to the same period of 2003, primarily due to a $4.1 million increase in room revenue that was primarily attributable to an increase in average daily rate. The average daily rate increased 1.28% for the three months ended March 31, 2004 when compared with the same period in 2003 as the industry began to benefit from an increase in travel due to a general strengthening of the economy. Additionally, the prior year was impacted by the build-up and start of the war in Iraq.

      Hotel operating expenses. Hotel operating expenses increased $4.2 million or 5.4% in the first quarter of 2004 compared to same period of 2003. The increase was attributable to a 6.5% increase in rooms expense mainly due to the restoration of services with an emphasis on improving guest satisfaction, as well as an increase in occupancy. Also, prior year results reflect aggressive cost reductions in anticipation of the war in Iraq. Food and beverage expense also increased 3.5% as rapidly increasing food costs and labor expenses outpaced adjustments in menu pricing.

      Other operating expenses. Other operating expenses increased 6.8% and include general and administrative expenses, property operating costs, depreciation and amortization, and property taxes, insurance and other. Variations in these expenses were as follows:

      General and administrative expenses increased by approximately $3.3 million or 9.6% during the first quarter of 2004 as compared to the first quarter in 2003 due to an increase in sales and marketing expense at the hotel level associated with new initiatives implemented in the first quarter of 2004, as well as an increase in corporate headquarters resources. Property operating costs, which consist of repairs and maintenance, energy, franchise and management costs, increased $2.0 million to $31.5 million during the three months ended March 31, 2004 as compared to the same period in 2003 mainly due to an increase in repairs and maintenance (as a result of a strategy to improve operating capabilities and longer term quality of our assets), and higher energy costs (due to colder weather in January and February 2004). The energy costs increase was partially mitigated by a strategic program implemented in late 2003 which is designed to help us manage the increasingly volatile energy costs at our hotels.

      Depreciation and amortization expense increased $2.0 million in the first quarter of 2004 to $26.2 million from $24.2 million in the first quarter of 2003. The increase is primarily due to the write-off of deferred financing fees related to early repayments of our debt securities.

      Loss on asset impairments. We recognized losses on asset impairments totaling $5.0 million and $56.7 million related to our asset disposition program during the three months ended March 31, 2004 and

2003, respectively. Of these total asset impairment losses, $3.8 million and $56.7 million for the three months ended 2004 and 2003, respectively, are included in discontinued operations. The impairment losses recorded during the three months ended March 31, 2004 primarily represent a decrease in estimated proceeds from the sale of our remaining assets planned for disposition. Impairments were significant during the three months ended March 31, 2003 due to our decision during that quarter to expand our asset disposition program, thereby resulting in a change in our expected holding period for these assets.

      Loss on early extinguishment of debt. During the first three months of 2004, we recorded a loss on early extinguishment of debt of $4.6 million related to our repurchase of $71.5 million of our senior unsecured notes, and $1.3 million related to our redemption of $38.0 million of our senior subordinated notes.

      Loss from discontinued operations. During the first quarter of 2004, we completed the sale of 11 hotels in separate transactions for an aggregate of $74.1 million in cash, resulting in loss on disposal of $6.9 million. Loss on disposal resulted primarily from the recognition of termination fees payable to Interstate Hotels with respect to these hotels’ management contracts. As of March 31, 2004, we had five hotels classified as held for sale. Discontinued operations for the three months ended March 31, 2004 included impairment charges totaling $3.8 million related to the assets held for sale. Discontinued operations for the three months ended March 31, 2003 included impairment charges totaling $56.7 million.

FUNDS FROM OPERATIONS (FFO)

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

      In an effort to address these concerns, the National Association of Real Estate Investment Trusts, or NAREIT, adopted a definition of Funds From Operations, or FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate, real estate-related depreciation and amortization, and after comparable adjustments for our portion of these items related to unconsolidated partnerships and joint ventures. Extraordinary items and cumulative effect of changes in accounting principle as defined by GAAP are also excluded from the calculation of FFO. As defined by NAREIT, FFO also does not include reductions from asset impairment charges. The Securities and Exchange Commission, however, recommends that FFO include the effect of asset impairment charges, which presentation we have adopted for all historical presentations of FFO. We believe FFO is an indicative measure of our operating performance due to the significance of our hotel real estate assets, and that it can be used to measure our ability to service debt, fund capital expenditures, and expand our business. We also use FFO in our annual budget process.

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

FFO

      We use FFO as a measure of our performance. The following reconciles our GAAP net loss to FFO on a diluted basis (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31

	2004		2003

Net loss	$(40,245)		$(69,746)
Depreciation and amortization of real estate assets	24,502		27,613
Loss on disposal of assets	6,946		—
Minority interest to common OP unit holders	(996)		(1,412)

FFO	$(9,793	) (A)	$(43,545	) (B)

FFO per share	$(0.14	) (A)	$(0.96	) (B)

Weighted average number of shares of common stock outstanding for loss per share and FFO	68,640		45,548

(A)
Funds from operations included the effect of asset impairment charges, loss on early extinguishment of debt and related write off of deferred financing fees and related minority amounts recognized during first quarter of 2004, totaling $(12.1) million, or $(0.17) per diluted share. Weighted average number of shares of common stock and common OP units outstanding at March 31, 2004 on a fully diluted basis were 71.8 million.

(B)
Funds from operations included the effect of asset impairment charges and related minority amounts recognized during the first quarter of 2003, totaling $(54.3) million or $(1.18) per diluted share. Weighted average number of shares of common stock and common OP units outstanding at March 31, 2003 on a fully diluted basis were 49.0 million.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

      Our principal sources of liquidity are cash generated from operations, funds from borrowings, funds from the sales of assets and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, debt repurchases, and investments in hotels (including capital projects and acquisitions). We do not expect to pay a dividend on our common stock in 2004. We believe we have sufficient cash flow currently, and we expect to have adequate cash flow during the next twelve months in order to fund our operations, capital commitments and debt service obligations. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions, and since September 11, 2001 have been heavily affected by geopolitical concerns and other factors affecting business and leisure travel. If general economic conditions are significantly worse than we expect for an extended period, this will likely have a negative effect on our projections of available cash flow and liquidity.

      Factors that may influence our liquidity include:

•	Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety related primarily to terrorism and related concerns, capital investments required to maintain our property’s competitive position and other operating risks described under the caption, “Risk Factors — Operating Risks” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003;

•	Factors that affect our access to bank financing and the capital markets, including operational risks, high leverage, covenant compliance, interest rate fluctuations, and other risks described under the caption “Risk Factors — Financing Risks” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003; and

•	Other factors described previously under the caption, “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

      We generally intend to hold cash balances of $40 million to $50 million in our operating accounts as a hedge against economic and geopolitical uncertainties, as well as to provide for our recurring cash requirements. We established a new $50 million secured revolving bank line in December 2003, maturing in December 2006, which is fully available and will increase our flexibility in managing our liquidity.

      As part of our strategy to reduce our leverage, during fiscal 2004, we have retired $49.2 million of our senior subordinated notes by issuing 8,138,727 shares of common stock through May 5, 2004. In addition, as of May 5, 2004, we have purchased from available cash $85.1 million of our senior unsecured notes, including $25.8 million of the 10.5% notes, $19.5 million of the 9% notes and $39.8 million of the 9.125% notes. Following these exchanges and the repurchases, we had as of May 5, 2004, approximately $34.2 million of outstanding senior subordinated notes due 2007 and $864.9 million of outstanding senior unsecured notes. We expect to retire the remaining senior subordinated notes due 2007 by the end of the third quarter of 2004.

      On April 23, 2004, we announced an agreement with an underwriter to issue and sell 12.0 million shares of common stock at a price to the public of $6.25 per share pursuant to our effective shelf registration statement filed under the Securities Act of 1933. In addition, the underwriter was granted an over-allotment option to purchase up to an additional 1.8 million shares, which expires on May 23, 2004. The offering closed on April 28, 2004 with net proceeds of approximately $72.5 million. If the over-allotment were to be exercised in full by the underwriter an additional $10.9 million would be realized.

      In April 2004, we signed a definitive agreement to acquire the four-star, four-diamond rated Ritz-Carlton, Pentagon City in Arlington, Virginia for $93 million. The 366-room luxury hotel will be operated by The Ritz-Carlton Hotel Company. The transaction is expected to close during the second quarter, subject to customary closing conditions. The hotel features nearly 18,000 square feet of meeting space, which can accommodate meetings of up to 900 guests. We expect to partially fund this acquisition through the assumption of a mortgage to take advantage of the current low interest rate environment.

Sources and Uses of Cash

      The following table shows our consolidated cash flows, generated by (used in) our various activities, for the quarter ended March 31 (in thousands):

	2004	2003	2004 vs 2003

Operating activities	$(2,636)	$(10,229)	$7,593
Investing activities	44,901	44,125	776
Financing activities	(78,022)	(2,030)	(75,992)
Cash and cash equivalents, end of period — unrestricted	194,977	65,488	129,489

      Our operating results and the amount of cash generated by our hotel operations were adversely affected beginning in late 2001 by a general downturn in the economy compounded by the events of September 11, 2001 and have continued to be negatively affected by the reduction in travel resulting from economic conditions, geopolitical events, war, the continued threat of domestic terrorism, and other factors affecting business and leisure travel. Cash paid for interest decreased $3.2 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 mainly due our to repurchases of debt, resulting in a $125.2 million lower total debt balance at March 31, 2004 as compared to March 31, 2003.

      Our investing activities provided a net $44.9 million of cash during the quarter ended March 31, 2004, resulting primarily from:

•	$74.1 million in proceeds from the sale of 11 non-core hotel assets; partially offset by

•	$23.7 million in capital expenditures (including $0.75 million of capitalized interest);

•	$3.3 million in costs associated with our asset disposition program; and

•	$2.1 million increase in cash restricted for mortgage escrows.

      Our investing activities provided a net $44.1 million of cash during the quarter ended March 31, 2003, resulting primarily from:

•	$42.1 million from Interstate Hotels for the payment of a note receivable; and

•	$12.7 million of proceeds from the sale of one hotel, partially offset by

•	$8.6 million of hotel capital expenditures (including $0.78 million of capitalized interest).

      We used a net $78.0 million of cash from financing activities during the quarter ended March 31, 2004 due mainly to repayments and repurchases of debt. We used $2.0 million of cash in financing activities during the quarter ended March 31, 2003 due mainly to the repayment of our long-term debt obligations.

      We must distribute to stockholders at least 90% of our REIT taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to REITs under the Internal Revenue Code. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the Internal Revenue Code requirements. In that event, we would seek to borrow additional funds or sell additional non-core assets for cash, or both, to the extent necessary to obtain cash sufficient to make the distributions required to retain our qualification as a REIT. Any future distributions will be at the discretion of our board of directors and will be determined by factors including our operating results, restrictions imposed by our borrowing agreements, capital expenditure requirements, the economic outlook, the distribution requirements for REITs under the Internal Revenue Code and such other factors as our board of directors deems relevant. Our senior unsecured notes indenture and our senior credit facility permit the payment of dividends in order to maintain REIT qualification even if we fall below a 2 to 1 fixed charge coverage ratio. However, our senior subordinated notes indenture is more restrictive in that it permits the payment of dividends only if we exceed the 2 to 1 fixed charge coverage ratio. As of March 31, 2004, our fixed charge coverage ratio was significantly below 2 to 1. The timing and amount of any future distributions is dependent upon these factors, and we cannot provide assurance that any such distributions will be made in the future. We do not expect to pay a dividend on our common stock in 2004.

Long-Term Debt

      Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003

Senior unsecured notes due 2011 — 9.125%	$364,665	$400,000
Senior unsecured notes due 2008 — 9.0%	282,000	300,000
Senior unsecured notes due 2009 — 10.5%	231,787	250,000
Secured facility, due 2009	307,566	309,035
Secured facility, due 2013	100,397	100,765
Convertible subordinated notes	173,705	173,705
Senior subordinated notes	45,438	83,438
Mortgage debt	26,546	27,011
Unamortized issue discount	(4,826)	(5,926)

	$1,527,278	$1,638,028

      As of March 31, 2004, all of our debt bore fixed rates of interest. Our overall weighted average interest rate was 8.9%. Based on market prices at March 31, 2004, the fair value of our long-term debt was $1.63 billion. On April 2, 2004, we entered into an interest rate swap on our secured facility due 2009, effectively converting the interest the facility bears from a fixed rate to a floating rate. The new floating rate is

LIBOR plus 444 basis points. Our overall weighted average interest rate is currently 8.5% after giving effect to the interest rate swap.

      Credit facility. On December 23, 2003, we entered into a new three-year $50 million senior credit facility, secured by six of our hotels, and terminated our previous credit facility. The facility carries an annual interest rate of the London Interbank Offered Rate, or LIBOR, plus 450 basis points. As of March 31, 2004, we had no outstanding borrowings under this facility.

      The facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our new senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for us to maintain our status as a REIT and our ability to incur additional secured and total indebtedness.

      Senior unsecured notes. During the three months ended March 31, 2004, we repurchased from available cash approximately $71.5 million of our senior unsecured notes, including approximately $18.0 million of the 9.0% notes due 2008, approximately $35.3 million of the 9.125% notes due 2011 and approximately $18.2 million of the 10.5% notes due 2009. We recorded a loss on early extinguishment of debt of $4.6 million and wrote off deferred financing costs of $0.8 million related to these repurchases. The write-off of deferred financing costs is included in depreciation and amortization expense on the accompanying consolidated statements of operations. As of May 5, 2004, we had purchased an additional $7.6 million of our 10.5% notes due 2009, $1.5 million of our 9% notes due 2008, and $4.5 million of our 9.125% notes due 2011, and recorded an additional loss on early extinguishment of debt of approximately $1.0 million.

      These notes are unsecured obligations of certain subsidiaries of ours, and we guarantee payment of principal and interest on the notes. These notes contain various restrictive covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is having a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity) in order to enter into certain types of transactions. As of March 31, 2004, our fixed charge coverage ratio was significantly below 2 to 1, and therefore we were not permitted generally to enter into certain transactions, including the repurchase of our stock, the issuance of any preferred stock, the payment of dividends, the incurrence of any additional debt, or the repayment of outstanding debt before it comes due, except as noted below.

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

      We completed a $330 million non-recourse financing secured by a portfolio of 19 hotels in 1999. The loan bears a fixed annual interest rate of 8.01% and matures in 2009. The secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $32.4 million and $27.2 million of cash was held in escrow under this provision as of March 31, 2004 and December 31, 2003, respectively. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003. Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels, they will release cash for all capital expenditures we have incurred from April 1, 2003 through the date of the amendment and future capital expenditures we incur on the 19 properties. Escrowed funds totaling approximately $23.6 million were available to fund capital expenditures under this provision as of March 31, 2004.

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

      The senior subordinated notes, plus accrued and unpaid interest at the redemption date, are subject to redemption at our option. Under the indenture governing these notes, the redemption price for redemptions occurring through August 15, 2004 will be 101.458% of the principal amount, and for redemptions occurring after August 15, 2004, the redemption price will be 100.000% of the principal amount.

      During the three months ended March 31, 2004, we acquired $38.0 million of our senior subordinated notes through the issuance of 6,304,146 shares of common stock. We recorded a loss on early extinguishment of debt of $1.3 million and wrote off deferred financing costs of $0.4 million related to this activity. The write off of deferred financing costs is included in depreciation and amortization expense on the accompanying consolidated statements of operations. In April 2004, we exchanged an additional $11.2 million aggregate principal amount of our senior subordinated notes for 1,834,582 shares of our common stock, and recorded an additional loss on early extinguishment of debt of approximately $0.3 million. We expect to retire the remaining outstanding senior subordinated notes due 2007 by the end of the third quarter of 2004.

Asset Acquisitions

      One of our key strategies includes the acquisition of high quality, upscale full-service hotels strategically located in major urban markets or destination resorts. Our acquisitions may involve management contracts with hotel brand owners where our long-term investment focus makes us a preferred owner. We intend to acquire assets with strong existing cash flow and use moderate or no leverage in the near term to finance these potential acquisitions, thereby enabling us to improve our overall leverage and interest coverage levels. In pursuing this strategy, we may be somewhat limited by the terms of our senior note indentures, which limit our ability to obtain financing beyond certain limited exceptions (including up to $250 million of mortgage indebtedness, $50 million of general indebtedness and borrowings to the extent capacity exists within unrestricted subsidiaries) to acquire assets (as we are below the required fixed charge coverage ratio of 2 to 1). In order to incur additional indebtedness beyond that permitted by those limited exceptions, we would have to comply with the 2 to 1 fixed charge coverage ratio test on a pro forma basis after incurring the indebtedness and applying its proceeds. As of March 31, 2004, our fixed charge coverage ratio was significantly below 2 to 1.

      As part of our asset acquisition strategy, in April 2004, we signed a definitive agreement to acquire the four-star, four-diamond rated Ritz-Carlton, Pentagon City in Arlington, VA for $93 million. The 366-room luxury hotel will be operated by The Ritz-Carlton Hotel Company. The transaction is expected to close during the second quarter, subject to customary closing conditions. The hotel features nearly 18,000 square feet of meeting space, which can accommodate meetings of up to 900 guests. We expect to partially fund this acquisition through the assumption of a mortgage to take advantage of the current low interest rate environment.

      We have an active pipeline of acquisition opportunities, but we will continue to be highly selective, focusing primarily on larger properties located in major urban markets or high-end resort destinations with strong brand affiliations and significant meeting space.

Asset Dispositions

      During 2003, we began executing one of our key short-term strategies, which is to dispose of selected non-core assets in order to begin repositioning our portfolio into one generally consisting of larger assets with significant meeting space in urban or high-end resort locations. Many of these non-core assets were acquired as part of portfolios of assets.

      We have sold 26 hotels in our disposition program, 11 of which were sold during the first quarter of 2004 for $74.1 million. Two additional assets have been sold in the second quarter of 2004 for $18 million. We have six assets remaining in our non-core disposition program with expected gross proceeds totalling $45 million to $50 million.

      As a result of a continuing review of assets in our disposition program, we recorded an impairment charge in the first quarter of $1.2 million with respect to assets not classified as held for sale and $3.8 million with respect to assets held for sale. The impairment charge is based on our estimates of the fair value of the disposition properties. These estimates require us to make assumptions about the disposition prices that we expect to realize for each property as well as the timing of a potential disposition. In making these estimates, we consider the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. In nearly all cases, our estimates have reflected the results of an extensive marketing effort and negotiations with prospective buyers. Actual results could differ materially from these estimates.

      We will continue to analyze certain hotels as to whether we should recycle into higher yielding investments. Any dispositions of additional assets may result in further impairment charges in future periods, if and when such transactions might be undertaken.

      We may be obligated to pay Interstate Hotels termination fees of up to a maximum of approximately $11.1 million with respect to the 28 properties that we have sold since January 1, 2003. In addition, as we dispose of the six remaining assets in our disposition program, we may incur termination obligations due to Interstate Hotels of up to a maximum of approximately $4.3 million, assuming the disposition of all six of the properties in 2004 and assuming buyers of our hotel properties elect to have the properties managed by parties other than Interstate Hotels or do not assume the obligation as part of the disposition transaction. Any such obligation would affect the calculation of the final gain or loss on the disposition of a particular asset, since in accordance with current accounting guidance, the obligation is not recognized until such time as the asset disposition is complete and a termination notice is provided to Interstate Hotels. At that time, the recognition of any termination obligation will be included in discontinued operations. Any obligation due under the termination provisions of the contract is payable over a period of 30 months after termination. Termination fees payable to Interstate Hotels may be reduced by amounts paid under replacement management contracts. Negotiations with Interstate Hotels are ongoing with respect to our hotel management agreements, including the method of calculation for the incentive fee and termination fees.

Capital Expenditures

      We make ongoing capital expenditures in order to keep our hotels competitive in their markets and to comply with franchise obligations. We fund our capital expenditures primarily from cash generated from operations and existing cash on hand, and intend to use a portion of the proceeds from the sales of non-core assets to provide capital for renovation work. We invested $23.7 million for ongoing capital expenditures during the quarter ended March 31, 2004. We have initiated an aggressive renovation program for our core assets and anticipate investing a total of $125 million on capital expenditures in 2004. The emphasis will be on completing these projects on budget with minimal disruptions to operations. We will focus on complete room and facility renovations, eliminating to the degree possible, piecemeal work where the typical consumer might not ascribe value to the improvements. We believe we are timing this work appropriately to take full advantage of the anticipated industry recovery. The properties we are now marketing for sale typically have higher per room capital expenditure requirements than our core assets. Sales of these properties will allow us to focus our capital spending dollars in the future on our core portfolio. We expect to continually review our portfolio with a goal of recycling capital out of lower yielding investments into higher yielding opportunities.

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

Accounting for the impairment or disposal of long-lived assets

      We apply the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which require the current and prior period operating results of any asset that has been classified as held for sale or had been disposed of on or after January 1, 2002 and where we have no continuing involvement, including any gain or loss recognized, to be recorded as discontinued operations.

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

Classification of properties as held for sale

      We classify the properties we are actively marketing as held for sale once all of these conditions are met:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

      We have future long-term debt and ground lease obligations related to our consolidated entities and properties. As of March 31, 2004, we were not involved in any other off-balance sheet arrangements.

      We may be obligated to pay Interstate Hotels termination fees of up to a maximum of approximately $11.1 million with respect to the 28 properties that we have sold since January 1, 2003. In addition, as we dispose of the six remaining assets in our disposition program, we may incur termination obligations due to Interstate Hotels of up to a maximum of approximately $4.3 million, assuming the disposition of all six of the properties in 2004 and assuming buyers of our hotel properties elect to have the properties managed by parties other than Interstate Hotels or do not assume the obligation as part of the disposition transaction. Any such obligation would affect the calculation of the final gain or loss on the disposition of a particular asset, since in accordance with current accounting guidance, the obligation is not recognized until such time as the asset disposition is complete and a termination notice is provided to Interstate Hotels. At that time, the recognition of any termination obligation will be included in discontinued operations. Any obligation due under the termination provisions of the contract is payable over a period of 30 months after termination. Termination fees payable to Interstate Hotels may be reduced by amounts paid under replacement management contracts. Negotiations with Interstate Hotels are ongoing with respect to our hotel management agreements, including the method of calculation for the incentive fee and termination fees.

      Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage all of our hotels. Under these management agreements, the taxable subsidiaries pay a management fee for each property to a subsidiary of Interstate Hotels. The taxable subsidiaries in turn make rental payments to our operating partnership under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. The agreements generally have initial terms of 10 years with three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      In early April 2004, we entered into an interest rate swap on our secured facility due 2009, effectively converting the interest the facility bears from a fixed rate to a floating rate. The new floating rate is LIBOR plus 444 basis points.

      As a result of our interest rate swap, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. An increase of 0.5% in interest rates would result in an increase in annual interest expense of approximately $1.5 million.

      Approximately 20% of our outstanding debt is now variable rate with the remaining 80% of debt at fixed rates of interest.

Foreign Currency Risk

      Our only foreign currency exchange rate exposure at March 31, 2004 was the Canadian dollar. Foreign currency risk associated with this exposure was not significant, as we have one hotel remaining in Canada. This Canadian hotel is included in our disposition program, and is classified as held for sale.

ITEM 4.          CONTROLS AND PROCEDURES

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

      As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, our chief financial officer, and our chief accounting officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

      There has been no change in our internal control over financial reporting in the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

      (a.) Exhibits

Exhibit
No.		Description of Document

3.1		Second Articles of Amendment and Restatement of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-11 (No. 333-4568), and filed with the Commission on July 24, 1996).
3	.1.1	Articles of Amendment of Second Articles of Amendment and Restatement of Incorporation dated August 11, 2000 (incorporated by reference to Exhibit 3.1.1 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
3	.1.2	Articles of Amendment of Second Articles of Amendment and Restatement of Incorporation dated June 30, 2001 (incorporated by reference to Exhibit 3.1.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
3.2		Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement No. 333-66229, and filed with the Commission on October 28, 1998).
3	.2.1	Amended and Restated By-laws of the Registrant dated and effective April 22, 2003 (incorporated by reference to Exhibit 3.2.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2003, and filed with the Commission on May 14, 2003).
10	.4.2	Second Amendment to the MeriStar Hospitality Corporation Incentive Plan.*
13		Financial Statements of MeriStar Hospitality Operating Partnership, L.P. as of and for the three months ended March 31, 2004.*
31.1		Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer.*
31.2		Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer.*
32.1		Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer.*
32.2		Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer.*
99.1		Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P.*

*	Filed herewith

      (b.) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERISTAR HOSPITALITY CORPORATION

By:	/s/ PAUL W. WHETSELL

Paul W. Whetsell
Chief Executive Officer

Dated: May 10, 2004