Form 10-Q
period 2004-06-30
MERISTAR HOSPITALITY CORP
filed 2004-08-06
CIK 1012967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR

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

      The number of shares of the registrant’s common stock outstanding at July 31, 2004 was 87,258,929.

i

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	June 30,
	2004	December 31,
	(Unaudited)	2003

ASSETS
Property and equipment	$2,633,167	$2,481,752
Accumulated depreciation	(488,371)	(446,032)

	2,144,796	2,035,720
Assets held for sale	21,826	51,169
Investment in affiliate	15,000	15,000
Prepaid expenses and other assets	41,113	47,934
Accounts receivable, net of allowance for doubtful accounts of $3,728 and $2,040	72,173	64,709
Restricted cash	72,478	42,523
Cash and cash equivalents — unrestricted	148,819	230,884

	$2,516,205	$2,487,939

LIABILITIES AND STOCKHOLDERS’ EQUITY

Long-term debt	$1,587,404	$1,638,028
Accounts payable and accrued expenses	91,450	83,458
Accrued interest	41,121	46,813
Due to Interstate Hotels & Resorts	21,887	16,411
Other liabilities	19,703	11,831

Total liabilities	1,761,565	1,796,541

Minority interests	26,880	37,785
Stockholders’ equity:
Common stock, par value $0.01 per share Authorized — 100,000 shares Issued — 89,307 and 69,135 shares	893	691
Additional paid-in capital	1,463,886	1,338,959
Accumulated deficit	(693,893)	(642,094)
Accumulated other comprehensive loss	—	(977)
Common stock held in treasury — 2,371 and 2,345 shares	(43,126)	(42,966)

Total stockholders’ equity	727,760	653,613

	$2,516,205	$2,487,939

See accompanying notes to the unaudited consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue:
Hotel operations:
Rooms	$143,156	$136,911	$277,284	$266,706
Food and beverage	59,442	56,404	110,450	107,520
Other hotel operations	17,362	19,201	34,397	35,754
Office rental, parking and other revenue	2,929	3,453	5,828	6,716

Total revenue	222,889	215,969	427,959	416,696

Hotel operating expenses:
Rooms	35,046	32,467	67,795	63,163
Food and beverage	41,739	38,789	79,923	75,646
Other hotel operating expenses	10,864	10,936	21,162	20,392
Office rental, parking and other expenses	670	583	1,255	1,213
Other operating expenses:
General and administrative, hotel	32,010	31,864	65,774	62,906
General and administrative, corporate	3,473	3,132	7,106	6,105
Property operating costs	31,909	30,620	62,941	59,609
Depreciation and amortization	25,289	25,242	51,333	49,190
Property taxes, insurance and other	16,006	17,548	32,860	34,547
Loss on asset impairments	1,291	65,123	1,536	65,123

Operating expenses	198,297	256,304	391,685	437,894

Operating income (loss)	24,592	(40,335)	36,274	(21,198)
Minority interest	671	10,598	1,617	14,275
Interest expense, net	(29,724)	(34,583)	(64,103)	(69,301)
Loss on early extinguishments of debt	(1,980)	—	(7,903)	—

Loss before income taxes and discontinued operations	(6,441)	(64,320)	(34,115)	(76,224)
Income tax (expense) benefit	(45)	(12)	410	164

Loss from continuing operations	(6,486)	(64,332)	(33,705)	(76,060)

Discontinued operations:
Loss from discontinued operations before income tax	(5,131)	(142,016)	(18,314)	(200,054)
Income tax (expense) benefit	62	(13)	220	8

Loss from discontinued operations	(5,069)	(142,029)	(18,094)	(200,046)

Net loss	$(11,555)	$(206,361)	$(51,799)	$(276,106)

Basic loss per share:
Loss from continuing operations	$(0.08)	$(1.40)	$(0.45)	$(1.66)
Loss from discontinued operations	(0.06)	(3.08)	(0.24)	(4.37)

Net loss per basic share	$(0.14)	$(4.48)	$(0.69)	$(6.03)

Diluted loss per share:
Loss from continuing operations	$(.08)	$(1.55)	$(0.45)	$(1.87)
Loss from discontinued operations	(.06)	(2.92)	(0.23)	(4.12)

Net loss per diluted share	$(0.14)	$(4.47)	$(0.68)	$(5.99)

See accompanying notes to the unaudited consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in thousands)

	Six Months Ended
	June 30,

	2004	2003

Operating activities:
Net loss	$(51,799)	$(276,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	52,585	59,055
Loss on asset impairments	7,441	264,677
Loss on sale of assets, before tax effect	11,530	—
Loss on early extinguishments of debt	7,903	—
Minority interests	(1,617)	(14,275)
Amortization of unearned stock-based compensation	1,090	1,443
Change in value of interest rate swaps	—	(3,395)
Deferred income taxes	(890)	(2,094)
Changes in operating assets and liabilities:
Accounts receivable	(4,227)	(12,168)
Prepaid expenses and other assets	4,864	4,225
Due from/to Interstate Hotels & Resorts	(3,241)	(4,575)
Accounts payable, accrued expenses, accrued interest and other liabilities	(5,949)	(4,977)

Net cash provided by operating activities	17,690	11,810

Investing activities:
Acquisition of hotels, net of cash acquired of $3.5 million	(182,790)	—
Capital expenditures for property and equipment	(49,898)	(14,547)
Proceeds from sales of assets	104,873	15,720
Purchases of marketable securities	—	(18,056)
Payments from Interstate Hotels & Resorts	—	42,052
Increase in restricted cash	(29,955)	(9,740)
Costs associated with disposition program and other, net	(5,081)	(299)

Net cash (used in) provided by investing activities	(162,851)	15,130

Financing activities:
Prepayments on long-term debt	(105,857)	—
Proceeds from debt issuance, net of issuance costs	109,687	—
Scheduled payments on long-term debt	(3,691)	(4,208)
Distributions to minority investors	(141)	(141)
Proceeds from common stock issuance	72,340	—
Purchase of subsidiary partnership interests	(8,690)	(65)
Other	(325)	—

Net cash provided by (used in) financing activities	63,323	(4,414)

Effect of exchange rate changes on cash and cash equivalents	(227)	(115)

Net (decrease) increase in cash and cash equivalents	(82,065)	22,411
Cash and cash equivalents, beginning of period	230,884	33,896

Cash and cash equivalents, end of period	$148,819	$56,307

Supplemental Cash Flow Information
Cash paid for interest and income taxes:
Interest, net of capitalized interest	$69,804	$70,399
Income taxes	$495	$1,902
Non-cash investing and financing activities:
Senior subordinated debt redeemed in exchange for common stock	$49,213	$—
Redemption of OP units	$123	$20,100

See accompanying notes to the unaudited consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

1.          Organization

      MeriStar Hospitality Corporation is a real estate investment trust, or REIT. We own a portfolio of primarily upper upscale, full-service hotels and resorts in the United States. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of June 30, 2004, we owned 79 hotels with 22,187 rooms, all of which were leased by our taxable subsidiaries. As of June 30, 2004, 77 hotels were managed by Interstate Hotels & Resorts, Inc. (“Interstate Hotels”), one hotel was managed by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”), a subsidiary of Marriott International, Inc., and one hotel was managed by another subsidiary of Marriott International, Inc. (“Marriott”) (collectively with Interstate Hotels, the “Managers”). Of our 79 hotels at June 30, 2004, seven were included in our non-core disposition program. Two of these assets with 568 rooms have been sold during the third quarter of 2004.

      The Managers operate our 79 hotels pursuant to management agreements with our taxable subsidiaries. Under these management agreements, the taxable subsidiaries pay a management fee for each property to the Manager of their hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

      Under the Interstate Hotels management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. The agreements have initial terms expiring on January 1, 2011 with three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

      Under the Ritz-Carlton and Marriott management agreements, the base management fee is 3.0% and 2.5% of total hotel revenue, respectively, through 2005 and 3.0% under both thereafter, plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total revenue and 20% of available cash flow (as defined), respectively. The agreements have initial terms expiring in 2015 and 2024, respectively, with four and three renewal periods of 10 and five years each, respectively, at the option of Ritz-Carlton and Marriott. The Ritz-Carlton and Marriott management agreements include certain limited performance guarantees by Ritz-Carlton and Marriott which are designed primarily to provide downside performance protection and run through 2005 and up to 2008, respectively. Management expects funding under these guarantees to be minimal.

2.          Summary of Significant Accounting Policies

      Interim Financial Statements. We have prepared these unaudited interim financial statements according to the rules and regulations of the United States Securities and Exchange Commission. We have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

      Had compensation cost been determined based on fair value at the grant date for awards granted prior to our adoption of the fair value method, our net loss and per share amounts would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net loss, as reported	$(11,555)	$(206,361)	$(51,799)	$(276,106)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	395	677	975	1,606
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(442)	(816)	(1,077)	(1,900)

Net loss, pro forma	$(11,602)	$(206,500)	$(51,901)	$(276,400)

Loss per share:
Basic, as reported	$(0.14)	$(4.48)	$(0.69)	$(6.03)
Diluted, as reported	(0.14)	(4.47)	(0.68)	(5.99)
Basic, pro forma	(0.14)	(4.48)	(0.69)	(6.03)
Diluted, pro forma	(0.14)	(4.47)	(0.69)	(5.99)

      These pro forma compensation costs may not be representative of the actual effects on reported net loss and loss per share in future periods.

      Derivative Instruments and Hedging Activities. Our interest rate risk management objective is to manage the effect of interest rate changes on earnings and cash flows. We look to manage interest rates through the use of a combination of fixed and variable rate debt. We only enter into derivative or interest rate transactions for hedging purposes. We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income based on the derivative’s effectiveness and whether the derivative has been designated as a cash flow or fair value hedge.

      Acquisition of Hotels. Our hotel acquisitions consist almost exclusively of land, building, furniture, fixtures and equipment. We allocate the purchase price among these asset classes and any acquired intangible assets based upon their respective fair values as required by Statement of Financial Accounting Standards, or SFAS 141, “Business Combinations.”

3.          Comprehensive Loss

      Comprehensive loss was $10.3 million and $202.5 million for the three months ended June 30, 2004 and 2003, respectively. Comprehensive loss consisted of net loss ($11.6 million and $206.4 million for the three months ended June 30, 2004 and 2003, respectively) and foreign currency translation adjustments.

      Comprehensive loss was $50.8 million and $271.2 million for the six months ended June 30, 2004 and 2003, respectively. Comprehensive loss consisted of net loss ($51.8 million and $276.1 million for the six months ended June 30, 2004 and 2003, respectively) and foreign currency translation adjustments.

4.          Acquisitions

      On May 10, 2004 and June 25, 2004, we acquired the 366-room Ritz-Carlton, Pentagon City in Arlington, Virginia and the 485-room Marriott Irvine in Orange County, California, respectively, for a total purchase price of $185.5 million, plus net acquisition costs and adjustments of $0.7 million.

      The Ritz-Carlton, Pentagon City luxury hotel is operated by The Ritz-Carlton Hotel Company, LLC under a long-term contract. On June 30, 2004, we partially financed the acquisition through the placement of a

$55.8 million fixed-rate mortgage loan which is secured by this property, matures on June 1, 2011 and bears interest at an annual rate of 5.80%.

      The Marriott Irvine is operated by a subsidiary of Marriott International, Inc. under a long-term contract. We expect to invest approximately $7.5 million in property improvements over the next 12 months, primarily in the hotel’s guest rooms. We financed a portion of the acquisition with a $55.5 million fixed-rate mortgage loan which is secured by this property, matures on July 1, 2011 and bears interest at an annual rate of 5.69%. Because Marriott International, Inc. reports results in 13 four week periods during the year rather than the 12 monthly periods that we employ, we will include 12 weeks of results in each of quarters one through three and 16 weeks of results in quarter four.

      The acquisitions were accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotels have been consolidated in our financial statements since the date of purchase. On an unaudited pro forma basis, revenues, net income and basic and diluted loss per share for the three and six months ended June 30, 2004 and 2003 would have been reported as follows if the acquisitions had occurred at the beginning of each of the respective periods (in thousands):

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2004	2003	2004	2003

Total revenue	$238,655	$231,535	$455,136	$446,324
Net loss	(10,213)	(204,660)	(49,634)	(273,975)
Net loss per share:
Basic	$(0.12)	$(4.44)	$(0.66)	$(5.98)
Diluted	(0.13)	(4.44)	(0.66)	(5.94)

      The following is a summary of the combined preliminary allocation of the purchase price (thousands), which may be revised upon completion of our valuation procedures:

Land	$15,000
Buildings and improvements	151,592
Furniture, fixtures and equipment	18,220
Net working capital	1,435

Total purchase price	$186,247

5.          Property and Equipment

      Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003

Land	$247,479	$238,772
Buildings and improvements	2,016,233	1,930,155
Furniture, fixtures and equipment	301,502	284,602
Construction-in-progress	67,953	28,223

	$2,633,167	$2,481,752

      For the six months ended June 30, 2004 and 2003, we capitalized interest of $2.0 million and $1.6 million, respectively.

      During the first and second quarters of 2004, we recognized impairment losses of $5.0 million and $2.4 million, respectively, of which $4.8 million and $1.1 million, respectively, are recorded in discontinued operations (see Note 12). As of June 30, 2004, we had seven hotels remaining in our disposition program, three of which are classified as held for sale as of June 30, 2004 (see Note 6).

      During the first and second quarters of 2003, we recognized impairment losses of $56.7 million and $208.0 million, respectively, of which $56.7 million and $142.9 million, respectively, are recorded in discontinued operations as of June 30, 2004 (see Note 12).

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

6.          Assets Held for Sale

      At December 31, 2003, seven assets were classified as held for sale. All seven of these assets were sold during the six months ended June 30, 2004. At June 30, 2004, three of the seven remaining properties in our non-core disposition program met our criteria for classification as held for sale. The four other assets included in our asset disposition program did not meet the probability criteria as prescribed by SFAS No. 144 to classify them as held for sale. Assets held for sale consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003

Land	$598	$5,061
Buildings and improvements	20,082	43,391
Furniture, fixtures and equipment	765	2,759
Construction-in-progress	381	1,114

	21,826	52,325
Accumulated depreciation	—	(1,156)

	$21,826	$51,169

7.          Investment in Affiliate

      In 1999, we, through MeriStar Hospitality Operating Partnership, L.P. (“MHOP”), our principal operating subsidiary, invested $40 million in MeriStar Investment Partners, L.P. (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our cost-basis investment is in the form of a partnership interest, in which we earn a 16% cumulative preferred return with outstanding balances compounded quarterly. While the return on this investment is preferred and cumulative, the underlying investment ranks equally with the investments of the other investors in MIP. We recognize the return quarterly as it becomes due to us. For the six months ended June 30, 2004 and 2003, we recognized a preferred return of $3.2 million and $4.2 million, respectively, from this investment. As of June 30, 2004 and December 31, 2003, cumulative preferred returns of $24.5 million and $19.6 million, respectively, were due from MIP. We have reserved a portion of this balance and have included the net $21.4 million and $18.2 million in accounts receivable on the accompanying consolidated balance sheets as of June 30, 2004 and December 31, 2003, respectively. We expect that any cumulative unpaid preferred returns will be paid in the future from excess cash flow above our current return and from potential partnership hotel disposition proceeds in excess of debt allocated to individual assets. Given the current economic environment, we do not expect MIP’s operations to provide adequate cash flow in the near term for significant payment of our current returns or repayments of our cumulative unpaid preferred returns; however we expect to receive payments from MIP during 2004 resulting from planned dispositions of certain assets combined with cash flow improvements on other assets. We evaluate the collectibility of our preferred return based on our preference to distributions and the underlying value of the hotel properties.

      While we believe that our current and cumulative returns continue to be fully collectible, during 2003, the value of our underlying investment declined due to the decline in MIP’s cash flow, particularly driven by results in four of its hotel markets. While we believe that the cash flow, and thus the value of our investment in MIP, will be recoverable over time, we expect that any such recovery will take a number of years to achieve. The accounting rules for cost basis investments require that declines in value that are other than temporary be recognized currently. Since the decline in the value of our underlying investment in MIP was other than temporary, we recognized a $25.0 million impairment loss on this investment during the fourth quarter of 2003.

8.          Long-Term Debt

      Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003

Senior unsecured notes due 2011 — 9.125%	$355,665	$400,000
Senior unsecured notes due 2008 — 9.0%	270,500	300,000
Senior unsecured notes due 2009 — 10.5%	224,187	250,000
Secured facility, due 2009	306,067	309,035
Secured facility, due 2013	100,041	100,765
Convertible subordinated notes	173,705	173,705
Senior subordinated notes	34,225	83,438
Mortgage debt	137,505	27,011
Unamortized issue discount	(4,417)	(5,926)

	1,597,478	1,638,028
Fair value adjustment for interest rate swap	(10,074)	—

	$1,587,404	$1,638,028

      Aggregate future maturities as of June 30, 2004 were as follows (in thousands):

2004 (six months)	$9,373
2005	11,743
2006	12,687
2007	47,578
2008	282,318
Thereafter	1,233,779

1,597,478
Fair value adjustment for interest rate swap	(10,074)

$1,587,404

      As of June 30, 2004, 81% of our debt bore fixed rates of interest, and the remaining 19% bore interest at fixed rates that have been, since April 2, 2004, effectively swapped to a floating rate. Our overall weighted average interest rate was 8.30% after giving effect to the interest rate swap. Based on market prices at June 30, 2004, the fair value of our long-term debt was $1.62 billion.

      Credit facility. On December 23, 2003, we entered into a new three-year $50 million senior credit facility, secured by six of our hotels, and terminated our previous credit facility. The facility bears interest at an annual rate of the London Interbank Offered Rate, or LIBOR, plus 450 basis points. As of June 30, 2004, we had no outstanding borrowings under this facility.

      The facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to compliance with financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our new senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for us to maintain our status as a REIT and our ability to incur additional secured and total indebtedness.

      Senior unsecured notes. During the six months ended June 30, 2004, we repurchased from available cash $99.6 million of our senior unsecured notes, including $29.5 million of the 9.0% notes due 2008, $44.3 million of the 9.125% notes due 2011, and $25.8 million of the 10.5% notes due 2009. We recorded a loss on early extinguishment of debt of $6.2 million and wrote off deferred financing costs of $1.2 million related to these repurchases which is included in depreciation and amortization expense on the accompanying consolidated statements of operations.

      These senior unsecured notes are unsecured obligations of MHOP, our principal operating subsidiary, and we guarantee payment of principal and interest on the notes. These notes contain various restrictive covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is having a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity) in order to enter into certain types of transactions, including the repurchase of our stock, the issuance of any preferred stock, the payment of certain dividends, the incurrence of any additional debt, or the repayment of certain outstanding debt before it comes due. As of June 30, 2004, our fixed charge coverage ratio was significantly below 2 to 1, and therefore we were not permitted generally to enter into those transactions, except as noted below.

      There are certain exceptions with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We have the ability to incur up to $300 million of secured financing within restricted subsidiaries, subject to meeting other maintenance tests under the indentures, of which $194 million was available at June 30, 2004. We also have a general carve-out to incur $50 million of unspecified borrowings within a restricted subsidiary, of which the full amount was available at June 30, 2004. We have the ability to lever assets within an unrestricted subsidiary, such as the mortgage financing related to the acquisition of Marriott Irvine. Additionally, we are permitted to repay subordinated debt prior to its maturity from the proceeds of an equal or junior financing with a longer term than the debt refinanced, an equity offering, or a financing within an unrestricted subsidiary.

      Secured facilities. We completed a $330 million non-recourse financing secured by a portfolio of 19 hotels in 1999. The loan bears a fixed annual interest rate of 8.01% and matures in 2009. The secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. As of June 30, 2004 and December 31, 2003, $39.2 million and $27.2 million, respectively, of cash was held in escrow under this provision. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003. Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels, they will release cash for all capital expenditures we have incurred from April 1, 2003 through the date of the amendment and future capital expenditures we incur on the 19 properties. Escrowed funds totaling $30.3 million were available to fund capital expenditures under this provision as of June 30, 2004. In July 2004, we received a cash reimbursement of $12.2 million from the servicer related to capital expenditures incurred on the 19 encumbered properties.

      The fair value adjustments for the interest rate swap agreement of $(10.1) million that are discussed in further detail below are related to the outstanding secured facility balance of $306.1 million as of June 30, 2004.

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

      During the six months ended June 30, 2004, we retired $49.2 million of our senior subordinated notes (plus $0.9 million of accrued interest) through the issuance of 8,138,728 shares of common stock. We recorded a loss on early extinguishment of debt of $1.7 million and wrote off deferred financing costs of $0.5 million related to this activity. The write off of deferred financing costs is included in depreciation and amortization expense on the accompanying consolidated statements of operations.

      Mortgage debt. As of June 30, 2004, we had four mortgage loans, two of which were placed during the second quarter of 2004 and one of which is in foreclosure.

      We financed a portion of the Marriott Irvine acquisition (see Note 4) with a $55.5 million fixed-rate mortgage effective June 25, 2004, collateralized by the hotel, which matures on July 1, 2011 and bears interest at an annual rate of 5.69%. On June 30, 2004, in connection with The Ritz-Carlton, Pentagon City acquisition (see Note 4), we entered into a $55.8 million fixed-rate mortgage loan, collateralized by the hotel, which matures on June 1, 2011 and bears interest at an annual rate of 5.80%.

      We have a mortgage that matures in 2011 and carries an interest rate of 8.8%; however, the lender, with our acquiescence, initiated foreclosure proceedings which are expected to be completed in the third quarter of 2004. This mortgage loan is collateralized by one of our properties, which we will relinquish to the bank upon completion of foreclosure, which we expect to occur in the third quarter of 2004. The carrying value of the mortgage loan and the fair value of the building both approximate $11 million. This property is included in the seven properties remaining in our disposition program.

      Our only other individual mortgage matures in 2011 and carries an interest rate of 9.0%.

      Derivatives. On April 2, 2004, we entered into an interest rate swap arrangement with a third party to manage our interest rate risk related to our secured facility due 2009, effectively converting the interest the facility bears from a fixed rate to a floating rate. Under the swap, we receive fixed-rate payments of 8.01% and pay floating rate payments based on a one month LIBOR plus 444 basis points on a $307 million notional amount. We do not use derivative instruments for speculative purposes. Due to the fact that the notional amount of the swap matches the principal amount of the underlying debt and other hedge accounting criteria were met, the swap was designated as highly effective at the inception of the swap arrangement and designated as a fair value hedge. We continue to evaluate the effectiveness of the hedge and believe that the hedge continues to be highly effective.

      For a derivative qualifying as a fair value hedge, the change in net unrealized gain or loss upon measuring the fair value hedge and the fair value of the debt instrument is recorded on our consolidated statements of operations. These amounts offset each other as there is no ineffectiveness, and therefore had no impact on our net loss for the three and six months ended June 30, 2004. The fair value of the swap is recorded as either an asset or liability, with a corresponding increase or decrease to the carrying value of the debt instrument being hedged on our consolidated balance sheets. The fair value of our hedge was approximately a $10.1 million liability as of June 30, 2004. This amount is included in the consolidated balance sheet in the other liabilities line item. During the three and six months ended June 30, 2004, we earned cash payments of $1.7 million under the swap, which were recorded as a reduction in interest expense.

      During 2003, our only derivative instruments consisted of two swap agreements that did not qualify for treatment as hedges under SFAS No. 133, of which one expired in April 2003 and one in July 2003. During the three and six months ended June 30, 2003, we recognized $1.3 million and $3.4 million, respectively, of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in those time periods. For the three and six months ended June 30, 2003, we made cash payments on those swaps of $1.3 and $3.4 million, respectively. The change in fair value and the swap payments are netted together on our consolidated statement of operations, thus resulting in no impact on net income.

9.          Stockholders’ Equity and Minority Interests

      Common Stock Transactions. On April 23, 2004, we issued and sold 12.0 million shares of common stock at a price to the public of $6.25 per share pursuant to our effective shelf registration statement filed under the Securities Act of 1933. The offering closed on April 28, 2004 with net proceeds of $72.3 million.

      During the six months ended June 30, 2004, we retired $49.2 million of our senior subordinated notes (plus $0.9 million of accrued interest) through the issuance of 8,138,728 shares of common stock (see Note 8).

      During the six months ended June 30, 2004, we issued 8,570 shares of common stock with a value of $.05 million, related to shares issued under our employee stock purchase plan.

      OP Units. Substantially all of our assets are held indirectly by and operated through MHOP, our subsidiary operating partnership, (Commission file number 333-63768). Our operating partnership’s partnership agreement provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units, or POPs.

      Common OP Unit holders converted 25,141 and 878,000 of their OP Units, with a value of $0.1 million and $20.1 million, respectively, into common stock during the six months ended June 30, 2004 and 2003, respectively. A POPs unit holder converted 25,000 POPs for cash during the six months ended June 30, 2004.

      On April 9, 2004, in accordance with the terms of the certificate of designation for the outstanding Class D OP Units of our operating partnership, we redeemed all outstanding Class D OP Units plus accrued and unpaid preferential distributions on those units, for an aggregate consideration of approximately $8.8 million. The Class D OP Units had become redeemable at the option of the holder on April 1, 2004.

10.          Loss Per Share

      The following table presents the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Basic Loss Per Share:
Loss from continuing operations	$(6,486)	$(64,332)	$(33,705)	$(76,060)

Weighted average number of basic shares of common stock outstanding	82,855	46,078	75,748	45,813

Basic loss per share from continuing operations	$(0.08)	$(1.40)	$(0.45)	$(1.66)

Diluted Loss Per Share:
Loss from continuing operations	$(6,486)	$(64,332)	$(33,705)	$(76,060)
Minority interest, net of tax	(650)	(10,733)	(1,735)	(14,563)

Adjusted net loss	$(7,136)	$(75,065)	$(35,440)	$(90,623)

Weighted average number of basic shares of common stock outstanding	82,855	46,078	75,748	45,813
Common stock equivalents:
Operating partnership units	2,415	2,486	2,421	2,767

Total weighted average number of diluted shares of common stock outstanding	85,270	48,564	78,169	48,580

Diluted loss per share from continuing operations	$(0.08)	$(1.55)	$(0.45)	$(1.87)

      For the three months ended June 30, 2004 and 2003, 17,534,088 shares and 6,701,075 shares, respectively, consisting of shares issuable upon conversion, exchange or exercise of stock options, certain operating partnership units, POPs of MeriStar Hospitality Operating Partnership, L.P., and shares from our outstanding convertible notes, were excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

      For the six months ended June 30, 2004 and 2003, 17,546,153 shares and 6,689,304 shares, respectively, consisting of shares issuable upon conversion, exchange or exercise of stock options, certain operating partnership units, POPs of MeriStar Hospitality Operating Partnership, L.P., and shares from our outstanding convertible notes, were excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

11.          Commitments and Contingencies

      Litigation. In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity.

      Minimum Lease Payments. We lease the land at certain of our hotels and office space of our corporate headquarters under long-term arrangements from third parties. Certain leases contain contingent rent features based on gross revenues at the respective property. Future minimum lease payments required under these operating leases as of June 30, 2004 were as follows (in thousands):

2004 (six months)	$1,206
2005	2,373
2006	2,289
2007	2,313
2008	2,313
Thereafter	72,351

$82,845

      Our obligations under other operating lease commitments, primarily for equipment, are not significant.

      We lease certain office, retail and parking space to outside parties under non-cancelable operating leases with initial or remaining terms in excess of one year. Future minimum rental receipts under these leases as of June 30, 2004 were as follows (in thousands):

2004 ( six months)	$2,143
2005	3,444
2006	2,704
2007	2,542
2008	1,786
Thereafter	3,089

$15,708

      We may be obligated to pay Interstate Hotels termination fees of up to a maximum of approximately $12.0 million with respect to the 32 properties we have sold between January 1, 2003 and August 3, 2004. In addition, as we dispose of the five remaining assets in our disposition program, we may incur termination obligations due to Interstate Hotels of up to a maximum of approximately $1.7 million, assuming the disposition of all five of the properties in 2004 and assuming buyers of our hotel properties elect to have the properties managed by parties other than Interstate Hotels or do not assume the obligation as part of the disposition transaction and no new management agreements are substituted. Any obligation due under the termination provisions of the contract is payable over a period of 48 months after termination. Termination fees payable to Interstate Hotels may be reduced by amounts paid under replacement management contracts.

      During July 2004, we concluded negotiations with Interstate Hotels to terminate the intercompany agreement. In exchange for terminating the intercompany agreement, we will receive, among other things, the following: the right to terminate up to 600 rooms per year upon the payment of a termination fee equal to 1.5 times the fees earned during the preceding 12 months, with the ability to carryover up to 600 rooms for termination in a succeeding year; the right to terminate the management contract of a hotel, where Interstate Hotels invests in a competing hotel, with no termination fee; and an extension of the termination fee payment period for terminations related to hotel sales, from 30 months to 48 months.

      Separately, we reached an agreement with Interstate Hotels regarding the calculation of termination fees payable upon a sale. Although termination fees for the properties that have been sold or were included in our previously announced disposition program (which includes four assets in our current disposition program) will be unchanged, we will receive a $2.5 million credit, which will be applicable to fees payable with respect to future dispositions. Of the $2.5 million credit, $0.6 million has been applied to terminations that have occurred in the third quarter of 2004, and an additional $1.7 million will be applied to terminations resulting from the sale of two of our remaining assets in our current disposition program.

12.          Dispositions

      Between January 1, 2003 and June 30, 2004, we have sold 30 hotels with 6,241 rooms for total gross proceeds of $232.8 million. Of these 30 hotels, 15 hotels were sold in 2003, 11 hotels were sold in the first quarter of 2004, and four hotels were sold in the second quarter of 2004. As of June 30, 2004, we had seven hotels remaining in our non-core disposition program. Three of these hotels met our criteria for held-for-sale classification as of June 30, 2004 (see Note 6). Operating results for the sold hotels, and where applicable, the gain or loss on final disposition, and the three classified as held-for-sale are included in discontinued operations. Two of the seven hotels in our disposition program have been sold in the third quarter of 2004 for approximately $14.5 million.

      Summary financial information included in discontinued operations for these hotels is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue	$7,296	$44,638	$22,006	$87,076
Loss on asset impairments	(1,139)	(142,876)	(5,905)	(199,553)
Pretax gain (loss) from operations	592	860	(879)	(501)
Loss on disposal	(4,584)	—	(11,530)	—

      Loss on disposal resulted primarily from the recognition of termination fees payable to Interstate Hotels with respect to these hotels’ management contracts.

13.          Consolidating Financial Statements

      We and certain subsidiaries of MHOP, our subsidiary operating partnership, are guarantors of senior unsecured notes issued by MHOP. MHOP and certain of its subsidiaries are guarantors of our unsecured senior subordinated notes. We own a one percent general partner interest in MHOP, and MeriStar LP, Inc., our wholly-owned subsidiary, owns approximately a 96 percent limited partner interest in MHOP. All guarantees are full and unconditional, and joint and several. Exhibit 99.1 to this Quarterly Report on Form 10-Q presents supplementary consolidating financial statements for MHOP, including each of the guarantor subsidiaries. This exhibit presents MHOP’s consolidating balance sheets as of June 30, 2004 and December 31, 2003, consolidating statements of operations for the three and six months ended June 30, 2004 and 2003, and consolidating statements of cash flows for the six months ended June 30, 2004 and 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on various assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business and financing plans are forward-looking statements.

      Except for historical information, matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

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

BUSINESS SUMMARY

      We are a real estate investment trust, or REIT, and own a portfolio of primarily upper upscale, full-service hotels and resorts. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of June 30, 2004, we owned 79 hotels with 22,187 rooms. Two of these assets with 568 total rooms have been sold during the third quarter of 2004. Our hotels are located in major metropolitan areas, rapidly growing secondary markets or resort locations in the United States. All of our hotels are leased by our taxable subsidiaries. As of June 30, 2004, 77 hotels are currently managed by Interstate Hotels & Resorts (“Interstate Hotels”), which was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation, one hotel is managed by The Ritz-Carlton Hotel Company LLC (“Ritz-Carlton”), a subsidiary of Marriott International, Inc., and one hotel is managed by another subsidiary of Marriott International, Inc. (“Marriott”) (collectively with Interstate Hotels, the “Managers”).

      The Managers operate our 79 hotels pursuant to management agreements with our taxable subsidiaries. Under these management agreements, the taxable subsidiaries pay a management fee for each property to the Manager of their hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

      Under the Interstate Hotels management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. The agreements have initial terms expiring on January 1, 2011 with three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

      Under the Ritz-Carlton and Marriott management agreements, the base management fee is 3.0% and 2.5% of total hotel revenue, respectively, through 2005 and 3.0% under both thereafter, plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total hotel revenue and 20% of available cash flow (as defined), respectively. The agreements have initial terms expiring in 2015 and 2024, respectively, with four and three renewal periods of 10 and five years each, respectively, at the option of Ritz-Carlton and Marriott. The Ritz-Carlton and Marriott management agreements include certain limited performance guarantees by Ritz-Carlton and Marriott which are designed primarily to provide downside performance protection and run through 2005 and up to 2008, respectively. Management expects funding under these guarantees to be minimal.

      Since the July 2002 merger that formed Interstate Hotels, we and Interstate Hotels have separated the senior management teams of the two companies in order to allow each senior management team to devote more attention to its respective company’s matters. In December 2003, MeriStar Hospitality’s Board of Directors and that of Interstate Hotels each formed a special committee of independent directors to explore further changes to the relationship between our company and Interstate Hotels, including possible changes to the terms, or complete elimination, of the intercompany agreement.

      During July 2004, we concluded negotiations with Interstate Hotels to terminate the intercompany agreement. In exchange for terminating the intercompany agreement, we will receive, among other things, the following: the right to terminate up to 600 rooms per year upon the payment of a termination fee equal to 1.5 times the fees earned during the preceding 12 months, with the ability to carryover up to 600 rooms for termination in a succeeding year; the right to terminate the management contract of a hotel, where Interstate Hotels invests in a competing hotel, with no termination fee; and an extension of the termination fee payment period for terminations related to hotel sales, from 30 months to 48 months. The termination of the intercompany agreement eliminates the last vestige of our original paper clip relationship with Interstate Hotels.

      Separately, we reached an agreement with Interstate Hotels regarding the calculation of termination fees payable upon a sale. Although termination fees for the properties that have been sold or were included in our previously announced disposition program (which includes four assets in our current disposition program) will be unchanged, we will receive a $2.5 million credit, which will be applicable to fees payable with respect to future dispositions. Of the $2.5 million credit, $0.6 million has been applied to terminations that have occurred in the third quarter of 2004, and an additional $1.7 million will be applied to terminations resulting from the sale of two of our remaining assets in our current disposition program.

RESULTS OVERVIEW

      At the beginning of 2003, we set out a strategy to position our company to best take advantage of an expected economic and industry recovery. We believe that we are in the midst of the early stages of a lodging industry economic recovery, however, the recovery is not uniform throughout the country. Certain of our markets are performing well, while others have not yet recovered. Our strategy includes the following key initiatives: focus on growth of earnings and cash flow from our existing core portfolio using an aggressive asset management program; upgrade our core portfolio through extensive renovations; reshape the portfolio through asset sales and strategic acquisitions; maintain liquidity; improve our capital structure; and maintain upside potential.

      We are in the process of upgrading the product quality and growth potential of our core hotels through our aggressive capital expenditure program and brand conversions. We have continued to reshape our portfolio through two strategic, high-quality acquisitions, and dispositions of a number of lower yielding properties. Through our asset disposition program, we completed the sale of 30 non-core assets from January 1, 2003 through June 30, 2004, with two additional hotels sold through early August 2004. We have generated $247.2 million in gross cash proceeds from the disposition of those 32 assets, which has significantly enhanced our liquidity. We ended the quarter with approximately $222 million in cash and cash equivalents, $149 million of which was unrestricted. We have no material maturities of long-term debt until 2007. We expect to retire the remaining $34.2 million face amount of our 8.75% senior subordinated notes due 2007 by the end of 2004.

      We have recently developed a unique process to renovations, which we expect to reduce the time and cost required to renovate hotels going forward, allowing us to improve the quality of our hotels faster to take advantage of the rebound in the economy and better control the level of disruption associated with renovations. During the quarter, we accelerated our renovation program for certain key assets which created somewhat more short-term disruption than we had originally expected, but also positioned us to participate more quickly in the lodging industry recovery. We expect to invest approximately $225 million in capital expenditures during 2004 and 2005 to enhance the quality of our core product to meet or exceed the standards of our primary brands — Hilton, Marriott, and Starwood — as well as to improve the competitiveness of these assets in their markets and enable them to more fully participate in any economic recovery. While results are negatively impacted during renovations due to out of service rooms and the negative impact on the ability to sell other hotel services, we expect to have positioned these renovated properties well to be able to benefit from the economic recovery.

      Since the beginning of 2004, we have completed five of ten planned or contemplated brand conversions at the Sheraton Bellevue, Holiday Inn Walt Disney World Village, Doubletree Universal, Doubletree Hotel Dallas Galleria, and Sheraton Key Largo with 1,724 total rooms converted to date. We experienced the short term effect of these brand conversions in the first and second quarters due to customer displacement, renovation work and initial costs of training and marketing associated with brand conversions. We expect the conversions to generate longer term positive results at these hotels going forward with increased brand support, better alignment of hotel characteristics to the brand, or a more beneficial cost structure.

      Revenues from continuing operations increased to $428 million for the six months ended June 30, 2004 compared to $417 million for the same period in 2003. Net loss for the six months ended June 30, 2004 includes other operating expenses that are 3.6% higher compared to the same period in 2003, mainly due to the short-term impact of hotel renovations and brand conversions during 2004, the impact in 2003 of aggressive cost-cutting initiatives that were implemented last year prior to the war in Iraq, and a restoration of 2003 cost reductions, particularly in areas having the most impact on guest satisfaction such as concierge, lounge, restaurant and lounge hours and front desk and bell stand staffing. In addition, we incurred a $7.9 million loss on early extinguishment of debt during the six months ended June 30, 2004.

      The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission, and with the unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

      Our revenues are derived from the operations of our hospitality properties, including room, food and beverage revenues, as well as from our leases of office, retail and parking rentals. Included in our operating results is our 16% cumulative preferred return, adjusted for the provision on the cumulative portion of the preferred return, on our partnership interest in MeriStar Investment Partners, L.P. (“MIP”). Operating costs include direct costs to run our hotels, management fees to Interstate Hotels, Ritz-Carlton and Marriott for the management of our properties, depreciation of our properties, impairment charges, property tax and insurance, as well as sales, marketing and general and administrative costs. Our expenses also include interest on our debt, amortization of related debt-issuance costs and minority interest allocations, which represent the allocation of income and losses to outside investors for properties that are not wholly owned.

      The provisions of Statement of Financial Accounting Standards (SFAS) No. 144 require that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized on the sale, be recorded as discontinued operations. Accordingly, we have reclassified all prior periods presented to conform to this requirement. See Note 12, “Dispositions,” included in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the amounts included in discontinued operations.

      Summary data for the three and six months ended June 30 were as follows (dollars in thousands, except operating data statistics):

	Three Months Ended June 30,			Six Months Ended June 30,

			Percent			Percent
Summary of Operations:	2004	2003	Change	2004	2003	Change

Total revenue	$222,889	$215,969	3.2%	$427,959	$416,696	2.7%

Hotel operating expenses	88,319	82,775	6.7	170,135	160,414	6.1
Other operating expenses	108,687	108,406	0.3	220,014	212,357	3.6
Loss on asset impairments	1,291	65,123	(98.0)	1,536	65,123	(97.6)

Total operating expenses	198,297	256,304	(22.6)	391,685	437,894	(10.6)

Operating income (loss)	24,592	(40,335)	>100.0	36,274	(21,198)	>100.0
Minority interest	671	10,598	(93.7)	1,617	14,275	(88.7)
Loss on early extinguishment of debt	(1,980)	—	N/A	(7,903)	—	N/A
Interest expense, net	(29,724)	(34,583)	(14.1)	(64,103)	(69,301)	(7.5)
Income tax benefit (expense)	(45)	(12)	>100.0	410	164	>100.0

Loss from continuing operations	(6,486)	(64,332)	(89.9)	(33,705)	(76,060)	(55.7)
Loss from discontinued operations (a)	(5,069)	(142,029)	(96.4)	(18,094)	(200,046)	(91.0)

Net loss	$(11,555)	$(206,361)	(94.4)%	$(51,799)	$(276,106)	(81.2)%

(a)	Includes loss on asset impairments of $1.1 million and $142.9 million for the three months ended June 30, 2004 and 2003, respectively. Also includes loss on disposal of $4.6 million for the three months ended June 30, 2004. Includes loss on asset impairments of $5.9 million and $199.6 million for the six months ended June 30, 2004 and 2003, respectively. Also includes loss on disposal of $11.5 million for the six months ended June 30, 2004.

Three Months Ended June 30, 2004 Compared with the Three Months Ended June 30, 2003

Continuing operations results for 76 properties

      Our 76 properties in continuing operations include four properties planned for disposition, four properties impacted by brand conversions, and two properties acquired in 2004.

      Total revenue. Total revenue increased in the second quarter of 2004 compared to the same period of 2003, as the industry began to benefit from an increase in travel due to a general strengthening of the economy, partially offset by the short-term impacts of rebranding and renovation-related disruptions. Additionally, the prior year was impacted by the war in Iraq. The increase in total revenue was primarily due to a $6.2 million increase in room revenue, as well as revenues from properties acquired in 2004.

      Hotel operating expenses. Hotel operating expenses increased $5.5 million or 6.7% in the second quarter of 2004 compared to same period of 2003. The increase was attributable to a 7.9% increase in rooms expense mainly due to the restoration of services with an emphasis on improving guest satisfaction, the impact of renovation-related costs, the impact of brand conversion costs and the effect of expenses of hotels acquired in 2004. Also, prior year results reflect aggressive cost reductions as a result of the war in Iraq. Food and beverage expense also increased 7.6% as rapidly increasing food costs and labor expenses outpaced adjustments in menu pricing.

      Other operating expenses. Other operating expenses, which include general and administrative expenses, property operating costs, depreciation and amortization, non-income taxes, and insurance, remained relatively flat in the aggregate. Individual variations in these expenses were as follows:

•	Corporate general and administrative expenses increased by approximately $0.3 million during the second quarter of 2004 primarily due to an increase in costs associated with corporate headquarters resources as we separate ourselves from Interstate Hotels as well as the increased cost to comply with the increase in public company compliance requirements.

•	Property operating costs, which consist of repairs and maintenance, energy, franchise and management costs, increased $1.3 million to $31.9 million during the three months ended June 30, 2004 as compared to the same period in 2003 mainly due to increases in franchise fees and management fees as a result of increasing revenues and higher energy costs. The energy costs increase was partially mitigated by a strategic program implemented in late 2003 which is designed to help us manage the increasingly volatile energy costs at our hotels.

•	Insurance expense decreased 18% for the three months ended June 30, 2004 as compared to the same period in 2003 primarily due to an improvement in property insurance premiums upon renewal.

      Loss on asset impairments. We recognized losses on asset impairments totaling $2.4 million and $208.0 million related to our asset disposition program during the three months ended June 30, 2004 and 2003, respectively. Of these total asset impairment losses, $1.1 million and $142.9 million for the three months ended 2004 and 2003, respectively, are included in discontinued operations. The impairment losses recorded during the three months ended June 30, 2004 primarily represent a decrease in estimated proceeds from the sale of our remaining assets planned for disposition. Impairments were significant during the three months ended June 30, 2003 due to our decision during that quarter to expand our asset disposition program, thereby resulting in a change in our expected holding period for these assets.

      Loss on early extinguishment of debt. During the second quarter of 2004, we recorded a loss on early extinguishment of debt of $1.6 million related to our repurchase of $28.1 million of our senior unsecured notes, and $0.3 million related to our redemption of $11.2 million of our senior subordinated notes.

      Interest expense, net. Interest expense declined 14.1% in the second quarter of 2004 compared to the same period of 2003 primarily due to repurchases of higher interest bearing debt and placement of lower interest bearing debt.

      Loss from discontinued operations. During the second quarter of 2004, we completed the sale of four hotels in separate transactions for an aggregate of $30.8 million in cash, resulting in loss on disposal of

$4.6 million. Loss on disposal resulted primarily from the recognition of termination fees payable to Interstate Hotels with respect to these hotels’ management contracts. As of June 30, 2004, we had three hotels classified as held for sale. Discontinued operations for the three months ended June 30, 2004 included impairment charges totaling $1.1 million related to the assets held for sale. Discontinued operations for the three months ended June 30, 2003 included impairment charges totaling $142.9 million.

Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

Continuing operations results for 76 properties

      Our 76 properties in continuing operations include four properties planned for disposition, four properties impacted by brand conversions, and two properties acquired in 2004.

      Total revenue. Total revenue increased $11.3 million for the six months ended June 30, 2004 compared to the same period of 2003, as the industry began to benefit from an increase in travel due to a general strengthening of the economy. Additionally, the prior year was impacted by the build-up and start of the war in Iraq. Current year revenues were also impacted by rebranding and renovations at several hotels.

      Hotel operating expenses. Hotel operating expenses increased $9.7 million or 6.1% for the six months ended June 30, 2004 compared to the same period of 2003. The increase was attributable to a 7.3% increase in rooms expense mainly due to the restoration of services with an emphasis on improving guest satisfaction, the impact in 2004 of renovation-related costs, and the impact of brand conversion costs. Also, prior year results reflect aggressive cost reductions in anticipation of economic impacts associated with the war in Iraq. Food and beverage expense also increased 5.7% as rapidly increasing food costs and labor expenses outpaced adjustments in menu pricing.

      Other operating expenses. Other operating expenses, which include general and administrative expenses, property operating costs, depreciation and amortization, non-income taxes, and insurance, increased 3.6%. Individual variations in these expenses were as follows:

•	Hotel general and administrative expenses increased by approximately $2.9 million or 4.6% for the six months ended June 30, 2004 as compared to the same period in 2003 primarily due to a 7.5% increase in sales and marketing expense at the hotel level associated with new initiatives implemented in the first quarter of 2004.

•	Corporate general and administrative expenses increased $1.0 million or 16.4% during the six months ended June 30, 2004 primarily due to an increase in costs associated with corporate headquarters resources as we separate ourselves from Interstate Hotels as well as the increased cost to comply with the increase in public company compliance requirements.

•	Property operating costs, which consist of repairs and maintenance, energy, franchise and management costs, increased $3.3 million to $62.9 million during the six months ended June 30, 2004 as compared to the same period in 2003 mainly due to an increase in repairs and maintenance as a result of a strategy to improve operating capabilities and longer term quality of our assets, increases in franchise fees and management fees as a result of increasing revenues and higher energy costs (due to colder weather in January and February 2004). The energy costs increase was partially mitigated by a strategic program implemented in late 2003 which is designed to help us manage the increasingly volatile energy costs at our hotels.

•	Insurance expense decreased 6.7% for the six months ended June 30, 2004 as compared to the same period in 2003 primarily due to an improvement in property insurance premiums upon renewal in the three months ended June 30, 2004.

•	Depreciation and amortization expense increased $2.1 million for the six months ended June 30, 2004 to $51.3 million from $49.2 million for the six months ended June 30, 2003. The increase is due to the write-off of deferred financing fees related to early repayments of our debt securities and depreciation on our properties acquired in 2004.

      Loss on asset impairments. We recognized losses on asset impairments totaling $7.4 million and $264.7 million related to our asset disposition program during the six months ended June 30, 2004 and 2003, respectively. Of these total asset impairment losses, $5.9 million and $199.6 million for the six months ended 2004 and 2003, respectively, are included in discontinued operations. The impairment losses recorded during the six months ended June 30, 2004 primarily represent a decrease in estimated proceeds from the sale of our remaining assets planned for disposition. Impairments were significant during the six months ended June 30, 2003 due to our decision early that year to expand our asset disposition program, thereby resulting in a change in our expected holding period for these assets.

      Loss on early extinguishment of debt. For the six months ended June 30, 2004, we recorded a loss on early extinguishment of debt of $6.2 million related to our repurchase of $99.6 million of our senior unsecured notes, and $1.7 million related to our redemption of $49.2 million of our senior subordinated notes.

      Interest expense, net. Interest expense declined 7.5% during the six months ended June 30, 2004 compared to the same period in 2003 primarily due to repurchases of higher interest bearing debt and placement of lower interest bearing debt.

      Loss from discontinued operations. During the six months ended June 30, 2004, we completed the sale of 15 hotels in separate transactions for an aggregate of $104.9 million in cash, resulting in a loss on disposal of $11.5 million. The loss on disposal resulted primarily from the recognition of termination fees payable to Interstate Hotels with respect to these hotels’ management contracts. As of June 30, 2004, we had three hotels classified as held for sale. Discontinued operations for the six months ended June 30, 2004 included impairment charges totaling $5.9 million related to the assets held for sale. Discontinued operations for the six months ended June 30, 2003 included impairment charges totaling $199.6 million.

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

      In an effort to address these concerns, the National Association of Real Estate Investment Trusts, or NAREIT, adopted a definition of Funds From Operations, or FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate, real estate-related depreciation and amortization, and after comparable adjustments for our portion of these items related to unconsolidated partnerships and joint ventures. Extraordinary items and cumulative effect of changes in accounting principle as defined by GAAP are also excluded from the calculation of FFO. As defined by NAREIT, FFO also does not include reductions from asset impairment charges. The Securities and Exchange Commission, however, has recommended that FFO include the effect of asset impairment charges, which presentation we have adopted for all historical presentations of FFO. We believe FFO is an indicative measure of our operating performance due to the significance of our hotel real estate assets, and that it can be used to measure our ability to service debt, fund capital expenditures, and expand our business. We also use FFO in our annual budget process.

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

FFO

      We use FFO as a measure of our performance. The following reconciles our GAAP net loss to FFO on a diluted basis (amounts in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2004		2003		2004		2003

Net loss	$(11,555)		$(206,361)		$(51,799)		$(276,106)
Depreciation and amortization of real estate assets	23,617		28,042		48,120		55,656
Loss on disposal of assets	4,584		—		11,530		—
Minority interest to common OP unit holders	(671)		(10,260)		(1,759)		(13,628)

FFO	$15,975	(A)	$(188,579	) (B)	$6,092	(C)	$(234,078	) (D)

FFO per share	$.19	(A)	$(3.90	) (B)	$.08	(C)	$(4.86	) (D)
Weighted average number of shares of common stock outstanding for loss per share and FFO	85,333		48,392		78,234		48,127

(A)
Funds from operations included the effect of asset impairment charges, loss on early extinguishment of debt and related write off of deferred financing fees recognized during the three months ended June 30, 2004, totaling $(4.9) million, or $(0.06) per diluted share. Weighted average number of shares of common stock and common OP units outstanding at June 30, 2004 on a fully diluted basis were 85.3 million.

(B)
Funds from operations included the effect of asset impairment charges, interest on convertible debt (the convertible debt becomes dilutive if asset impairment charges are excluded from the FFO calculation) and related minority interest amounts recognized during the three months ended June 30, 2003, totaling $(209.3) million or $(3.91) per diluted share. The weighted average number of shares of common stock and common OP units outstanding at June 30, 2003 on a fully diluted basis was 53.6 million.

(C)
Funds from operations included the effect of asset impairment charges, loss on early extinguishment of debt and related write off of deferred financing fees recognized during the six months ended June 30, 2004, totaling $(17.1) million, or $(0.22) per diluted share. The weighted average number of shares of common stock and common OP units outstanding at June 30, 2004 on a fully diluted basis was 78.2 million.

(D)
Funds from operations included the effect of asset impairment charges and related minority interest amounts recognized during the six months ended June 30, 2003, totaling $(263.7) million or $(5.38) per diluted share. The weighted average number of shares of common stock and common OP units outstanding at June 30, 2003 on a fully diluted basis was 49.0 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Our principal sources of liquidity are cash generated from operations, funds from borrowings, funds from the sales of assets and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, debt repurchases, and investments in hotels (including capital projects and acquisitions). We believe we currently have sufficient cash on hand and future cash flow, and we expect to have adequate cash flow during the next twelve months in order to fund our operations, capital commitments and debt service obligations. We do not expect to pay a dividend on our common stock in 2004. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions, and since September 11, 2001 have been significantly affected by geopolitical concerns and other factors affecting business and leisure travel. If general economic conditions are significantly worse than we expect for an extended period, this will likely have a negative effect on our projections of available cash flow and liquidity.

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

      We generally intend to hold unrestricted cash balances of $40 million to $50 million in our operating accounts as a hedge against economic and geopolitical uncertainties, as well as to provide for our recurring cash requirements. We established a new $50 million secured revolving bank line in December 2003, maturing in December 2006, which is fully available and increases our flexibility in managing our liquidity.

      As part of our strategy to manage our leverage, we have raised proceeds through an equity issuance, and we have retired debt with higher interest rates and acquired added debt with lower interest rates. On April 23, 2004, we issued and sold 12.0 million shares of common stock at a price to the public of $6.25 per share pursuant to our effective shelf registration statement filed under the Securities Act of 1933. The offering closed on April 28, 2004 with net proceeds of approximately $72.3 million. During fiscal 2004, we have retired $49.2 million of our 8.75% senior subordinated notes (plus $0.9 million of accrued interest) by issuing 8,138,728 shares of common stock through August 3, 2004. In addition, as of August 3, 2004, we have purchased from available cash $99.6 million of our senior unsecured notes, including $25.8 million of the 10.5% notes, $29.5 million of the 9% notes and $44.3 million of the 9.125% notes. Following these exchanges and the repurchases, we had as of August 3, 2004, $34.2 million of outstanding senior subordinated notes due 2007 and $850.4 million of outstanding senior unsecured notes. We expect to retire the remaining senior subordinated notes due 2007 by the end of 2004. Additionally, in June 2004, we entered into two fixed-rate mortgages at 5.69% and 5.80%, respectively, secured by our two hotels acquired during the second quarter of 2004.

      During the six months ended June 30, 2004, we have sold $104.9 million of underperforming and non-core assets. Non-core assets were largely upscale and midscale assets that do not fit with our upper upscale focus, were located in markets that are not strategically important or where we have multiple assets, had significant capital expenditure needs or produced insufficient cash flow or have lower growth opportunities. Proceeds were used to redeem debt or upgrade the existing portfolio through our asset renovation program or acquisition strategy.

      As part of our acquisition strategy, on May 10, 2004 we acquired the four-star, four-diamond rated Ritz-Carlton, Pentagon City in Arlington, Virginia for a purchase price of $93 million. The 366-room luxury hotel is operated by The Ritz-Carlton Hotel Company, LLC under a long-term contract. The hotel features nearly 18,000 square feet of meeting space, which can accommodate meetings of up to 900 guests. On June 30, 2004, we partially financed the acquisition through closing on a $55.8 million fixed-rate mortgage loan which is secured by this property, matures on June 1, 2011 and bears interest at an annual rate of 5.80%.

      Additionally, on June 25, 2004, we acquired the 485-room Marriott Irvine in Orange County, California, for a purchase price of $92.5 million. The hotel is operated by a subsidiary of Marriott International, Inc. under a long-term contract. The hotel features 30,000 square feet of meeting space, including a 13,000 square foot ballroom that can accommodate meetings of up to 1,500. We expect to invest approximately $7.5 million in property improvements over the next 12 months, primarily in the hotel’s guest rooms. To take advantage of the current low interest rate environment, we financed a portion of the acquisition with a $55.5 million fixed-rate mortgage which is secured by this property, matures on July 1, 2011 and bears interest at an annual rate of 5.69%.

Sources and Uses of Cash

      The following table shows our consolidated cash flows, generated by (used in) our various activities, for the six months ended June 30 (in thousands):

	2004	2003	2004 vs 2003

Operating activities	$17,690	$11,810	$5,880
Investing activities	(162,851)	15,130	(177,981)
Financing activities	63,323	(4,414)	67,737
Cash and cash equivalents, end of period — unrestricted	148,819	56,307	92,512

      Our operating results and the amount of cash generated by our hotel operations were adversely affected beginning in late 2001 by a general downturn in the economy compounded by the events of September 11, 2001 and while we are seeing the impacts of a recovering economy, our operating results have continued to be negatively affected by the reduction in travel resulting from economic conditions, geopolitical events, war, the continued threat of domestic terrorism, and other factors affecting business and leisure travel.

      We used a net $162.9 million of cash from investing activities during the first half of 2004, primarily due to:

•	$182.8 million for acquisition of hotels, net of cash acquired;

•	$49.9 million in capital expenditures (including $2.0 million of capitalized interest);

•	$30.0 million increase in cash restricted for mortgage escrows, partially offset by

•	$104.9 million of proceeds from the sale of 15 non-core hotel assets.

      Our investing activities provided a net $15.1 million of cash during the first half of 2003, resulting primarily from:

•	$42.1 million from Interstate Hotels for the payment of a note receivable; and

•	$15.8 million of proceeds from the sale of two non-core hotel assets, partially offset by

•	$18.1 million investment in marketable securities;

•	$14.5 million in capital expenditures (including $1.6 million of capitalized interest); and

•	$9.7 million increase in cash restricted for mortgage escrows.

      We realized a net $63.3 million in proceeds from financing activities during the first half of 2004 primarily due to proceeds from debt issuance, net of issuance costs, of $109.7 million, proceeds from common stock issuances of $72.3 million, partially offset by prepayments on long-term debt of $105.9 million, scheduled payments on long-term debt of $3.7 million and the purchase of subsidiary partnership interests for $8.7 million. We used $4.4 million of cash in financing activities during the first half of 2003 due mainly to the repayment of our long-term debt obligations.

      We must distribute to stockholders at least 90% of our REIT taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to REITs under the Internal Revenue Code. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the Internal Revenue Code requirements. In that event, we would seek to borrow additional funds or sell additional non-core assets for cash, or both, to the extent necessary to obtain cash sufficient to make the distributions required to retain our qualification as a REIT. Any future distributions will be at the discretion of our board of directors and will be determined by factors including our operating results, restrictions imposed by our borrowing agreements, capital expenditure requirements, the economic outlook, the distribution requirements for REITs under the Internal Revenue Code and such other factors as our board of directors deems relevant. Our senior unsecured notes indenture and our senior credit facility permit the payment of dividends in order to maintain REIT qualification even if we fall below a 2 to 1 fixed charge coverage ratio. However, our senior subordinated notes indenture is more restrictive in that it permits the payment of dividends only if we exceed the 2 to 1 fixed charge coverage ratio. We expect to retire the remaining outstanding senior subordinated notes due 2007 by the end of 2004. As of June 30, 2004, our fixed charge coverage ratio was significantly below 2 to 1. The timing and amount of any future distributions is dependent upon these factors, and we cannot provide assurance that any such distributions will be made in the future. We do not expect to pay a dividend on our common stock in 2004.

Long-Term Debt

      Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003

Senior unsecured notes due 2011 — 9.125%	$355,665	$400,000
Senior unsecured notes due 2008 — 9.0%	270,500	300,000
Senior unsecured notes due 2009 — 10.5%	224,187	250,000
Secured facility, due 2009	306,067	309,035
Secured facility, due 2013	100,041	100,765
Convertible subordinated notes	173,705	173,705
Senior subordinated notes	34,225	83,438
Mortgage debt	137,505	27,011
Unamortized issue discount	(4,417)	(5,926)

	1,597,478	1,638,028
Fair value adjustment for interest rate swap	(10,074)	—

	$1,587,404	$1,638,028

      As of June 30, 2004, 81% of our debt bore fixed rates of interest, and the remaining 19% bore interest at fixed rates that have been, since April 2, 2004, effectively swapped to a floating rate. Our overall weighted average interest rate was 8.30% after giving effect to the interest rate swap. Based on market prices at June 30, 2004, the fair value of our long-term debt was $1.62 billion.

      Credit facility. On December 23, 2003, we entered into a new three-year $50 million senior credit facility, secured by six of our hotels, and terminated our previous credit facility. The facility bears interest at an annual rate of the London Interbank Offered Rate, or LIBOR, plus 450 basis points. As of June 30, 2004, we had no outstanding borrowings under this facility.

      The facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to compliance with financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our new senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for us to maintain our status as a REIT and our ability to incur additional secured and total indebtedness.

      Senior unsecured notes. During the six months ended June 30, 2004, we repurchased from available cash $99.6 million of our senior unsecured notes, including $29.5 million of the 9.0% notes due 2008, $44.3 million of the 9.125% notes due 2011, and $25.8 million of the 10.5% notes due 2009. We recorded a loss on early extinguishment of debt of $6.2 million and wrote off deferred financing costs of $1.2 million related to these repurchases which is included in depreciation and amortization expense on the accompanying consolidated statements of operations.

      These senior unsecured notes are unsecured obligations of MHOP, and we guarantee payment of principal and interest on the notes. These notes contain various restrictive covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is having a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity) in order to enter into certain types of transactions, including the repurchase of stock, the issuance of any preferred stock, the payment of certain dividends, the incurrence of any additional debt, or the repayment of certain outstanding debt before it comes due. As of June 30, 2004, our fixed charge coverage ratio was significantly below 2 to 1, and therefore we were not permitted generally to enter into those transactions, except as noted below.

      There are certain exceptions with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We have the ability to incur up to $300 million of secured financing within restricted subsidiaries, subject to meeting other maintenance tests under the indentures, of which $194 million was available at June 30, 2004. We also have a general carve-out to incur $50 million of unspecified borrowings within a restricted subsidiary, of which the full amount was available at June 30, 2004. We have the ability to lever assets within an unrestricted subsidiary, such as the mortgage financing related to the acquisition of Marriott Irvine. Additionally, we are permitted to repay subordinated debt prior to its maturity from the proceeds of an equal or junior financing with a longer term than the debt refinanced, an equity offering, or a financing within an unrestricted subsidiary.

      Secured facilities. We completed a $330 million non-recourse financing secured by a portfolio of 19 hotels in 1999. The loan bears a fixed annual interest rate of 8.01% and matures in 2009. The secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. We expect that net hotel NOI will remain below $57 million for the foreseeable future. As of June 30, 2004 and December 31, 2003, $39.2 million and $27.2 million, respectively, of cash was held in escrow under this provision. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003. Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels, they will release cash for all capital expenditures we have incurred from April 1, 2003 through the date of the amendment and future capital expenditures we incur on the 19 properties. Escrowed funds totaling approximately $30.3 million were available to fund capital expenditures under this provision as of June 30, 2004. In July 2004, we received a cash reimbursement of $12.2 million from the servicer related to capital expenditures incurred on the 19 encumbered properties.

      The fair value adjustments for the interest rate swap agreement of $(10.1) million that are discussed in further detail below are related to the outstanding secured facility balance of $306.1 million as of June 30, 2004.

      On September 26, 2003, as permitted by the indentures to our senior unsecured notes and senior subordinated notes, we completed a $101 million commercial mortgage-backed securities financing, secured by a portfolio of four hotels. The loan carries a fixed annual interest rate of 6.88% and matures in 2013. We placed this commercial mortgage-backed security in order to reduce our average borrowing cost by paying down debt with higher interest rates.

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

      The senior subordinated notes, plus accrued and unpaid interest at the redemption date, are subject to redemption at our option. Under the indenture governing these notes, the redemption price for redemptions occurring through August 15, 2004 and August 15, 2005 will be 102.917% and 101.458%, respectively, of the principal amount, and for redemptions occurring after August 15, 2005, the redemption price will be 100.000% of the principal amount.

      During the six months ended June 30, 2004, we retired $49.2 million of our senior subordinated notes (plus $0.9 million of accrued interest) through the issuance of 8,138,728 shares of common stock. We recorded a loss on early extinguishment of debt of $1.7 million and wrote off deferred financing costs of $0.5 million related to this activity. The write off of deferred financing costs is included in depreciation and amortization expense on the accompanying consolidated statements of operations. We expect to retire the remaining outstanding senior subordinated notes due 2007 by the end of 2004.

      Mortgage debt. As of June 30, 2004, we had four mortgage loans, two of which were placed during the second quarter of 2004 and one of which is in foreclosure.

      We financed a portion of the Marriott Irvine acquisition (see Asset Acquisitions below) with a $55.5 million fixed-rate mortgage effective June 25, 2004, collateralized by the hotel, which matures on July 1, 2011 and bears interest at an annual rate of 5.69%. On June 30, 2004, in connection with The Ritz-Carlton, Pentagon City acquisition (see Asset Acquisitions below), we entered into a $55.8 million fixed-rate mortgage loan, collateralized by the hotel, which matures on June 1, 2011 and bears interest at an annual rate of 5.80%.

      We have a mortgage that matures in 2011 and carries an interest rate of 8.8%; however, the lender, with our acquiescence, initiated foreclosure proceedings which are expected to be completed in the third quarter of 2004. This mortgage loan is collateralized by one of our properties, which we will relinquish to the bank upon completion of foreclosure, which we expect to occur in the third quarter of 2004. The carrying value of the mortgage loan and the fair value of the building both approximate $11 million. This property is included in the seven properties remaining in our disposition program.

      Our only other individual mortgage matures in 2011 and carries an interest rate of 9.0%.

      Derivatives. On April 2, 2004, we entered into an interest rate swap arrangement with a third party to manage our interest rate risk related to our secured facility due 2009, effectively converting the interest the facility bears from a fixed rate to a floating rate. Under the swap, we receive fixed-rate payments of 8.01% and pay floating rate payments based on a one month LIBOR plus 444 basis points on a $307 million notional amount. We do not use derivative instruments for speculative purposes. Due to the fact that the notional amount of the swap matches the principal amount of the underlying debt and other hedge accounting criteria were met, the swap was designated as highly effective at the inception of the swap arrangement and designated as a fair value hedge. We continue to evaluate the effectiveness of the hedge and believe that the hedge continues to be highly effective.

      For a derivative qualifying as a fair value hedge, the change in net unrealized gain or loss upon measuring the fair value hedge and the fair value of the debt instrument is recorded on our consolidated statements of operations. These amounts offset each other as there is no ineffectiveness, and therefore had no impact on our net income for the three and six months ended June 30, 2004. The fair value of the swap is recorded as either an asset or liability, with a corresponding increase or decrease to the carrying value of the debt instrument being hedged on our consolidated balance sheets. The fair value of our hedge was approximately a $10.1 million liability as of June 30, 2004. This amount is included in the Consolidated Balance Sheet as other liabilities with the offset recorded to long-term debt. During the three and six months ended June 30, 2004, we earned cash payments of $1.7 million under the swap, which were recorded as a reduction in interest expense.

      During 2003, our only derivative instruments consisted of two swap agreements that did not qualify for treatment as hedges under SFAS No. 133, of which one expired in April 2003 and one in July 2003. During the three and six months ended June 30, 2003, we recognized $1.3 million and $3.4 million, respectively, of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in those time periods. For the three and six months ended June 30, 2003, we made cash payments on those swaps of $1.3 and $3.4 million, respectively. The change in fair value and the swap payments are netted together on our consolidated statement of operations, thus resulting in no impact on net income.

Asset Acquisitions

      One of our key strategies is the acquisition of high quality, upper upscale full-service hotels strategically located in major urban markets or destination resorts with high barriers to entry. Our acquisitions may involve management contracts with hotel brands where our long-term investment focus makes us a preferred owner. We intend to acquire assets with strong existing cash flow and use moderate or no leverage in the near term to finance these potential acquisitions, thereby enabling us to improve our overall leverage and interest coverage levels. In pursuing this strategy, we may be somewhat limited by the terms of our senior note indentures, which limit our ability to obtain financing beyond certain limited exceptions (including up to $300 million of mortgage indebtedness, of which $194 million was available at June 30, 2004, and $50 million of general indebtedness and other borrowings, of which the full amount was available at June 30, 2004, to the extent capacity exists within unrestricted subsidiaries) to acquire assets (as we are below the required fixed charge coverage ratio of 2 to 1). We have the ability to lever assets within an unrestricted subsidiary, such as the mortgage financing related to the acquisition of the Marriott Irvine. In order to incur additional indebtedness beyond that permitted by those limited exceptions, we would have to comply with the 2 to 1 fixed charge coverage ratio test on a pro forma basis after incurring the indebtedness and applying its proceeds. As of June 30, 2004, our fixed charge coverage ratio was significantly below 2 to 1.

      On May 10, 2004 and June 25, 2004, we acquired the 366-room Ritz-Carlton, Pentagon City in Arlington, Virginia and the 485-room Marriott Irvine in Orange County, California, respectively, for a total purchase price of $185.5 million, plus net acquisition costs and adjustments of $0.7 million.

      The Ritz-Carlton, Pentagon City luxury hotel is operated by The Ritz-Carlton Hotel Company, LLC under a long-term contract. On June 30, 2004, we partially financed the acquisition through the placement of a $55.8 million fixed-rate mortgage loan which is secured by this property, matures on June 1, 2011 and bears interest at an annual rate of 5.80%.

      The Marriott Irvine is operated by a subsidiary of Marriott International, Inc. under a long-term contract. We expect to invest approximately $7.5 million in property improvements over the next 12 months, primarily in the hotel’s guest rooms. We financed a portion of the acquisition with a $55.5 million fixed-rate mortgage loan which is secured by this property, matures on July 1, 2011 and bears interest at an annual rate of 5.69%. Because Marriott International, Inc. reports results in 13 four week periods during the year rather than the 12 monthly periods that we employ, we will include 12 weeks of results in each of quarters one through three and 16 weeks of results in quarter four.

      The acquisitions were accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotels have been consolidated in our financial statements since the date of purchase. On an unaudited pro forma basis, revenues, net income and basic and diluted loss per share for the three and six months ended June 30, 2004 and 2003 would have been reported as follows if the acquisitions had occurred at the beginning of each of the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Total revenue	$238,655	$231,535	$455,136	$446,324
Net loss	(10,213)	(204,660)	(49,634)	(273,975)
Net loss per share:
Basic	$(0.12)	$(4.44)	$(0.66)	$(5.98)
Diluted	(0.13)	(4.44)	(0.66)	(5.94)

      The following is a summary of the combined preliminary allocation of the purchase price (thousands), which may be revised upon completion of our valuation procedures:

Land	$15,000
Buildings and improvements	151,592
Furniture, fixtures and equipment	18,220
Net working capital	1,435

Total purchase price	$186,247

      We have an active pipeline of acquisition opportunities, but we will continue to be highly selective, focusing primarily on larger properties located in major urban markets or high-end resort destinations with strong brand affiliations and significant meeting space. While we plan to pursue strategic acquisitions, our capacity is somewhat limited by the terms of our senior note indentures, as discussed above.

Asset Dispositions

      During 2003, we began executing one of our key short-term strategies, which is to reposition our portfolio by disposing of selected non-core assets in order to begin repositioning our portfolio into one generally consisting of high-quality, upscale full service hotels with significant meeting space, located in urban or high-end resort locations with high barriers to entry. Many of these non-core assets were acquired as part of portfolios of assets.

      We have nearly completed our disposition program, completing 30 hotel sales from January 1, 2003 through June 30, 2004, 11 of which were sold during the first quarter of 2004 for $74.1 million and 4 of which were sold during the second quarter of 2004 for $30.8 million. Two additional assets have been sold in the third quarter of 2004 for $14.5 million. We have five assets remaining in our non-core disposition program with expected proceeds totaling approximately $40 million.

      As a result of a continuing review of assets in our disposition program, we recorded an impairment charge in the first half of 2004 of $1.5 million with respect to assets not classified as held for sale and $5.9 million with respect to assets held for sale. The impairment charge is based on our estimates of the fair value of the disposition properties. These estimates require us to make assumptions about the disposition prices that we expect to realize for each property as well as the timing of a potential disposition. In making these estimates, we consider the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. In nearly all cases, our estimates have reflected the results of an extensive marketing effort and negotiations with prospective buyers. Actual results could differ materially from these estimates.

      We will continue to analyze our portfolio to determine if we should dispose of additional assets and recycle that capital into higher yielding investments. Any dispositions of additional assets may result in further impairment charges in future periods, if and when such transactions might be undertaken.

      We may be obligated to pay Interstate Hotels termination fees of up to a maximum of approximately $12.0 million with respect to the 32 properties that we have sold between January 1, 2003 and August 3, 2004. In addition, as we dispose of the five remaining assets in our disposition program, we may incur termination obligations due to Interstate Hotels of up to a maximum of approximately $1.7 million, assuming the disposition of all five of the properties in 2004 and assuming buyers of our hotel properties elect to have the properties managed by parties other than Interstate Hotels or do not assume the obligation as part of the disposition transaction and no new management agreements are substituted. Any such obligation would affect the calculation of the final gain or loss on the disposition of a particular asset, since in accordance with current accounting guidance, the obligation is not recognized until such time as the asset disposition is complete and a termination notice is provided to Interstate Hotels. At that time, the recognition of any termination obligation will be included in discontinued operations. Any obligation due under the termination provisions of the contract is payable over a period of 48 months after termination. Termination fees payable to Interstate Hotels may be reduced by amounts paid under replacement management contracts.

      During July 2004, we concluded negotiations with Interstate Hotels to terminate the intercompany agreement. In exchange for terminating the intercompany agreement, we will receive, among other things, the following: the right to terminate up to 600 rooms per year upon the payment of a termination fee equal to 1.5 times the fees earned during the preceding 12 months, with the ability to carryover up to 600 rooms for termination in a succeeding year; the right to terminate the management contract of a hotel, where Interstate Hotels invests in a competing hotel, with no termination fee; and an extension of the termination fee payment period for terminations related to hotel sales, from 30 months to 48 months. The termination of the intercompany agreement eliminates the last vestige of our original paper clip relationship with Interstate Hotels.

      Separately, we reached an agreement with Interstate Hotels regarding the calculation of termination fees payable upon a sale. Although termination fees for the properties that have been sold or were included in our previously announced disposition program (which includes four assets in our current disposition program) will be unchanged, we will receive a $2.5 million credit, which will be applicable to fees payable with respect to future dispositions. Of the $2.5 million credit, $0.6 million has been applied to terminations that have occurred in the third quarter of 2004, and an additional $1.7 million will be applied to terminations resulting from the sale of two of our remaining assets in our current disposition program.

Capital Expenditures

      We make ongoing capital expenditures in order to keep our hotels competitive in their markets and to comply with franchise obligations. Additionally, certain of our hotels’ management contracts and franchise agreements contain reserve requirements for property improvements. We fund our capital expenditures primarily from cash generated from operations and existing cash on hand and intend to use a portion of the proceeds from the sales of non-core assets to provide capital for renovation work. We invested $49.9 million for ongoing capital expenditures during the first half of 2004. We have initiated an aggressive renovation program for our core assets and anticipate investing a total of $125 million on capital expenditures in 2004. The emphasis will be on completing these projects on budget with minimal disruptions to operations. We will focus on complete room and facility renovations, eliminating to the degree possible, piecemeal work where the typical consumer might not ascribe value to the improvements. We believe we are timing this work appropriately to take full advantage of the anticipated industry recovery. The properties we are now marketing for sale typically have higher per room capital expenditure requirements than our core assets. Sales of these properties will allow us to focus our capital spending dollars in the future on our core portfolio. We expect to continually review our portfolio with a goal of recycling capital out of lower yielding investments into higher yielding opportunities.

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

Off-Balance Sheet Arrangements

      We have future ground lease obligations related to our consolidated entities and properties. The ground leases are accounted for as operating leases, and are expensed evenly over the lives of the leases. These leases exist at properties where we do not own the land associated with our hotel. As of June 30, 2004, we were not involved in any other off-balance sheet arrangements.

Aggregate Contractual Obligations

      We have future long-term debt obligations related to our consolidated entities and properties, as disclosed under “Financial Condition, Liquidity and Capital Resources.”

      We may be obligated to pay Interstate Hotels termination fees with respect to properties that we sell. See “Financial Condition, Liquidity and Capital Resources — Asset Dispositions.”

      The Managers operate our 79 hotels pursuant to management agreements with our taxable subsidiaries. Under these management agreements, the taxable subsidiaries pay a management fee for each property to the Manager of their hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

      Under the Interstate Hotels management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional

1.5% of total hotel revenue. The agreements generally have initial terms expiring on January 1, 2011 with three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

      Under the Ritz-Carlton and Marriott management agreements, the base management fee is 3.0% and 2.5% of total hotel revenue, respectively, through 2005 and 3.0% under both thereafter, plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total hotel revenue and 20% of available cash flow (as defined), respectively. The agreements have initial terms expiring in 2015 and 2024, respectively, with four and three renewal periods of 10 and five years each, respectively, at the option of Ritz-Carlton and Marriott, subject to some exceptions.

      As part of our asset renovation program, we have entered into contractual obligations with vendors to acquire capital assets and perform renovations totaling approximately $60 million over the next six months.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      On April 2, 2004, we entered into an interest rate swap on our secured facility due 2009, effectively converting the interest the facility bears from a fixed rate to a floating rate. Under the swap, we receive fixed-rate payments of 8.01% and pay floating rate payments based on a one month LIBOR plus 444 basis points on a $307 million notional amount.

      We have designated the interest rate swap as a fair value hedge for financial reporting purposes and the amounts paid or received under the swap agreement will be recognized over the life of the agreement as an adjustment to interest expense. Changes in the fair value of the swap and the secured facilities are reflected in the balance sheet as offsetting changes and have no income statement effect. The fair value of the interest rate swap at June 30, 2004 was approximately a $10.1 million liability, which is included in the other liabilities line item on our consolidated balance sheet.

      In conjunction with the interest rate swap, we have posted collateral of $17.5 million as of June 30, 2004. The required collateral amount fluctuates based on the changes in the swap rate and the amount of time left to maturity. We will receive all remaining collateral upon maturity of the swap.

      The table below provides information about our derivative financial instrument that is sensitive to changes in interest rates. The table presents contractual payments to be exchanged under the contract and weighted average interest rates by expected (contractual) maturity dates for our interest rate swap. Weighted average interest rates and notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average interest rates are based on implied forward rates in the yield curve as of June 30, 2004. The interest rate swap that we have entered into is strictly to hedge interest rate risk and not for trading purposes.

Expected Maturity Date

($ in millions)

								Fair Value
								as of
	2004	2005	2006	2007	2008	Thereafter	Total	6/30/04

Interest Rate Derivative
Interest Rate Swap
Fixed to Variable	$4.0	$1.0	$(1.8)	$(3.9)	$(5.3)	$(3.7)	$(9.7)	$(10.1)
Average pay rate	5.98%	7.49%	8.43%	9.21%	9.73%	9.94%
Average receive rate	8.01%	8.01%	8.01%	8.01%	8.01%	8.01%

      As a result of our interest rate swap, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. A change in one month LIBOR of 50 basis points would result in an increase or decrease in current annual interest expense of approximately $1.5 million.

      Approximately 19% of our outstanding debt bears fixed rates of interest that have been effectively swapped from a fixed rate to a floating rate, with the remaining 81% of debt bearing fixed rates of interest.

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

      As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, our chief financial officer, and our chief accounting officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

      There has been no change in our internal control over financial reporting during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our Annual Meeting of Stockholders was held on May 26, 2004. At that meeting, the following matters were submitted to a vote of our stockholders:

Proposal No. 1

      To elect three members of the Board of Directors to serve three-year terms expiring on the date of the Annual Meeting in 2007, and until their successors are duly elected and qualify.

D. Ellen Shuman	For	54,566,724
	Withheld	8,183,823
Paul W. Whetsell	For	55,774,967
	Withheld	6,975,580
James R. Worms	For	47,442,097
	Withheld	15,308,450

Proposal No. 2

      To elect one member of the Board of Directors to serve a two-year term expiring on the date of the Annual Meeting in 2006, and until his successor is duly elected and qualifies.

H. Cabot Lodge III	For	48,483,673
	Withheld	14,266,874

      The following directors continue to hold their positions as directors: Bruce G. Wiles, J. Taylor Crandall, James F. Dannhauser and William S. Janes.

      In July 2004, Paul J. Klaassen was elected to the company’s Board of Directors.

Proposal No. 3

      To consider the ratification of the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2004.

For	55,792,425
Against	6,937,557
Abstain	20,565

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

      (a.) Exhibits

Exhibit
No.		Description of Document

3.1		Second Articles of Amendment and Restatement of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-11 (No. 333-4568), and filed with the Commission on July 24, 1996).
3	.1.1	Articles of Amendment of Second Articles of Amendment and Restatement of Incorporation dated August 11, 2000 (incorporated by reference to Exhibit 3.1.1 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
3	.1.2	Articles of Amendment of Second Articles of Amendment and Restatement of Incorporation dated June 30, 2001 (incorporated by reference to Exhibit 3.1.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
3.2		Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement No. 333-66229, and filed with the Commission on October 28, 1998).
3	.2.1	Amended and Restated By-laws of the Registrant dated and effective April 22, 2003 (incorporated by reference to Exhibit 3.2.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2003, and filed with the Commission on May 14, 2003).
10	.4.2	Second Amendment to the MeriStar Hospitality Corporation Incentive Plan (incorporated by reference to Exhibit 10.4.2 to our quarterly report on Form 10-Q for the quarter ended March 31, 2004, and filed with the Commission on May 10, 2004).
10	.10.1*	Amendment to Executive Employment Agreement between MeriStar Hospitality Corporation and Bruce G. Wiles. **
13		Financial Statements of MeriStar Hospitality Operating Partnership, L.P. as of and for the three and six months ended June 30, 2004. **
31.1		Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer. **
31.2		Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer. **
32.1		Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer. **
32.2		Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer. **
99.1		Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P. **

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

**	Filed herewith

      (b.) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERISTAR HOSPITALITY CORPORATION

By:	/s/ PAUL W. WHETSELL

Paul W. Whetsell
Chief Executive Officer

Dated: August 6, 2004