Form 10-K
period 2004-12-31
MERISTAR HOSPITALITY CORP
filed 2005-03-16
CIK 1012967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-11903

MERISTAR HOSPITALITY CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	75-2648842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4501 North Fairfax Drive, Suite 500	22203
Arlington, Virginia	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (703) 812-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes Ö No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes Ö No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $587,005,209 as of June 30, 2004.

The number of shares of the registrant’s common stock outstanding at March 7, 2005 was 87,370,340.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information from certain portions of the registrant’s definitive proxy statement for the 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

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

Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	economic conditions generally and the real estate market specifically;

•	the effects of threats of terrorism and increased security precautions on travel patterns and demand for hotels;

•	the threatened or actual outbreak of hostilities and international political instability;

•	governmental actions, including new laws and regulations;

•	legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts;

•	the level of proceeds from asset sales;

•	cash flow generally, including cash available for capital expenditures;

•	the availability of capital;

•	our ability to refinance debt;

•	rising interest rates;

•	rising insurance premiums;

•	competition;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	other factors that may influence the travel industry, including health, safety and economic factors;

•	weather conditions generally and natural disasters; and

•	changes in generally accepted accounting principles, policies and guidelines applicable to real estate investment trusts.

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

Business Overview

MeriStar Hospitality Corporation (the “Company”) is a real estate investment trust, or REIT, and owns a portfolio of primarily upper upscale, full-service hotels and resorts. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of December 31, 2004, we owned 73 hotels with 20,319 rooms. Our hotels are located in major metropolitan areas, rapidly growing secondary markets or resort locations in the United States. Most of our hotels are operated under internationally recognized brand names such as Hilton®, Sheraton®, Marriott®, The Ritz-Carlton®, Westin®, Doubletree®, Holiday Inn®, Embassy Suites® and Radisson®, although we have 11 hotels with 2,043 rooms that are not operated under any brand.

We believe the upper upscale, full-service segment of the lodging industry offers attractive potential operating results and investment opportunities in the long term. In the recent past, the real estate market experienced a significant slowdown in the construction of upper upscale, full-service hotels. The growth of demand for rooms continues to exceed the growth in supply of new rooms in this lodging segment and upper upscale, full-service hotels continue to have particular appeal to both business executives and upscale leisure travelers. We believe the combination of these factors offers good long-term potential ownership opportunities for us in this sector of the lodging industry.

We were created on August 3, 1998, when American General Hospitality Corporation (“AGH”), a corporation operating as a real estate investment trust, merged with CapStar Hotel Company (“CapStar”). Prior to the merger, CapStar was required to separate its real estate assets, consisting primarily of hotel assets, from its management business in order for the merged company to continue to operate as a REIT. After the separation, CapStar was merged with AGH to form MeriStar Hospitality Corporation.

The newly separated management business was then named MeriStar Hotels & Resorts, Inc. (“MeriStar Hotels”). MeriStar Hotels was engaged to be the lessee and manager of nearly all of our hotels, as was required by the relevant REIT rules at the time. On July 31, 2002, MeriStar Hotels merged with Interstate Hotels Corporation to form Interstate Hotels & Resorts, Inc. (“Interstate Hotels”). Interstate Hotels currently manages 71 of our hotels. We and Interstate Hotels had previously entered into an intercompany agreement that governed a number of aspects of our relationship. During July 2004, we concluded negotiations with Interstate Hotels to terminate the intercompany agreement (see “The Management Agreements – Interstate Hotels”). Our Chief Executive Officer and Chairman of the Board, Paul W. Whetsell, continues to act as the Chairman of the Board of Interstate Hotels, although he is no longer an executive or an employee of Interstate Hotels.

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

During July 2004, we concluded negotiations with Interstate Hotels to terminate the intercompany agreement and reached an agreement regarding the calculation of termination fees payable upon a sale. See “The Management Agreements – Interstate Hotels.”

Effective March 31, 2004, our Chairman and Chief Executive Officer, Paul Whetsell, resigned as CEO of Interstate Hotels, but remains a non-executive Chairman of the Board of Directors of Interstate Hotels. Interstate Hotels is a separate, publicly-traded company.

Portfolio Strategy

At the beginning of 2003, we set out a strategy to position the Company to best take advantage of an expected economic and industry recovery. We believe that we are in the midst of a lodging industry economic recovery. While the recovery is not yet uniform throughout the country, we believe that it will continue to expand and our portfolio performance will benefit as that expansion to additional markets occurs. Our strategy includes the following key initiatives: focus on growth of earnings and cash flow from our existing portfolio using an aggressive asset management program; upgrade our portfolio through extensive renovations; selectively recycle capital from our existing portfolio into higher yielding hotel investments; improve our capital structure; maintain the upside potential of our existing assets, including real estate potential; and maintain liquidity.

Our Asset Management Group, which consists of senior level hotel operators, and construction and engineering experts, concentrates on maximizing all potential revenue management profitability options at our hotels.

We are in the process of upgrading the product quality and growth potential of our hotels through our aggressive capital expenditure program. We have continued to reshape our portfolio through three strategic, high-quality hotel investments, and dispositions of a number of lower yielding properties that did not meet our long-term investment criteria. We have substantially completed our asset disposition program.

We have continued to execute our targeted renovation program using a proprietary program to reduce the time and cost required to renovate hotels, allowing us to improve the quality of our hotels faster to take advantage of the rebound in the economy and better control the level of disruption associated with renovations. We invested approximately $134 million in capital expenditures during 2004, and we expect to invest approximately $100 million in capital expenditures during 2005, including $15 million to complete projects started in 2004 and excluding hurricane-related capital expenditures, to enhance the quality of our portfolio to meet or exceed the standards of our primary brands – Hilton, Marriott, and Starwood – as well as to improve the competitiveness of these assets in their markets and enable them to more fully participate in the economic recovery. While results are negatively impacted during renovations due to out of service rooms and the negative impact on the ability to sell other hotel services, we expect to have positioned these renovated properties well to be able to benefit from the economic recovery. The amount of hurricane-related capital expenditures has not yet been fully determined, however, we anticipate it to well exceed $100 million, most of which we expect to be reimbursed by our insurance carriers.

Asset Acquisitions

During 2004, we invested in three properties, each of them having exceptional quality and exhibiting superior growth potential, and being located in three of the top performing markets in the country. We believe these factors will enable these investments to produce superior returns for our shareholders. Our two consolidated hotels, and while not consolidated into our results, the hotel for which we record equity in income, realized 2004

(full year) combined RevPAR of $132.74. RevPAR for our entire portfolio during 2004 was $69.82. The higher RevPAR of the acquired hotels is indicative of their overall earnings power.

On May 10, 2004 we acquired the four-star, four-diamond rated Ritz-Carlton, Pentagon City in Arlington, Virginia for a purchase price of $93 million. The 366-room luxury hotel is operated by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”) under a long-term contract. The hotel features nearly 18,000 square feet of meeting space, which can accommodate meetings of up to 900 guests. On June 30, 2004, we partially financed the acquisition through the placement of a $55.8 million fixed-rate mortgage loan, which is secured by this property. The mortgage matures on June 1, 2011 and bears interest at an annual fixed rate of 5.8%. We financed the remainder of the acquisition cost with cash on hand.

Additionally, on June 25, 2004, we acquired the 485-room Marriott Irvine in Orange County, California, for a purchase price of $92.5 million. The hotel is operated by a subsidiary of Marriott International, Inc. (“Marriott”) under a long-term contract. The hotel features 30,000 square feet of meeting space, including a 13,000 square foot ballroom that can accommodate meetings of up to 1,500 guests. To take advantage of the current low interest rate environment, we financed a portion of the acquisition with a $55.5 million fixed-rate mortgage, which is secured by this property, matures on July 1, 2011 and bears interest at an annual fixed rate of 5.69%. We financed the remainder of the acquisition cost with cash on hand.

On October 1, 2004, we acquired a 49.99% interest in the 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan. We made a total investment of $50 million, which includes a $40 million mezzanine loan that matures on October 1, 2014 and yields $5.8 million of cumulative annual interest, and a $10 million equity interest in the hotel. The mezzanine loan is secured by a pledge of the equity interests held by the borrower in an indirect parent of the owner of the hotel, and has a 10-year term. The loan is subordinate to $150 million in senior notes, but has priority over all equity interests.

We will continue to be highly selective with potential acquisitions, focusing primarily on larger properties located in major urban markets or high-end resort destinations with high barriers to new competition, premium brand affiliations, significant meeting space and superior growth potential. We may be somewhat limited by the terms of our note indentures, which limit our ability to obtain debt financing to acquire assets beyond certain limited exceptions (including up to $300 million of mortgage indebtedness, of which $194.5 million was available at December 31, 2004, and $50 million of general indebtedness) as we are below the required fixed charge coverage ratio of 2 to 1, at which level we generally would be permitted to incur debt without restriction.

Asset Dispositions

We have substantially completed our previously announced disposition program that repositioned our portfolio into one generally consisting of larger assets with significant meeting space in urban or high-end resort locations. Between January 1, 2003 and December 31, 2004, we disposed of 36 hotels with 8,109 rooms for total gross proceeds of $283.6 million in cash and $11.1 million in reduction of debt. Of these 36 hotels, 15 hotels were disposed of in 2003 and 21 hotels were disposed of in 2004.

In addition, we may from time to time receive offers on other assets that we might consider selling. We would consider any opportunities that have the potential to improve our financial condition or results of operations.

Recent Developments

Hurricane Damage to Florida Properties

In August and September 2004, hurricanes caused substantial damage to a number of our hotels located in Florida. The hurricane damage and local evacuation orders also caused significant business interruption at many of our Florida properties, including the complete closure of certain hotels. For more information regarding the impact of these hurricanes, see “– Results Overview.”

Investment in Radisson Lexington Avenue Hotel

On October 1, 2004, we acquired an interest in the landmark, 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan, as described above under “Portfolio Strategy - Asset Acquisitions.”

Investment in MIP

In 1999, we, through MeriStar Hospitality Operating Partnership, L.P. (“MHOP”), our principal operating subsidiary, invested $40 million in MeriStar Investment Partners, L.P. (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our cost-basis investment is in the form of a limited partnership interest, in which we earned a 16% cumulative preferred return with outstanding balances compounded quarterly. While the return on this investment was preferred and cumulative, the underlying investment ranked equally with the investments of the other investors in MIP.

In December 2004, MIP’s partnership agreement was amended and restated. In accordance with the amended and restated MIP partnership agreement, MIP’s general partner contributed $10 million to MIP which was then distributed to us, thereby reducing our outstanding preferred return receivable; the return on our investment and on our remaining unpaid accrued preferred return was reduced to a 12% future annual cumulative return rate, and subordinate only to the MIP debt; and $12.5 million of our $40 million investment was upgraded to receive preference over all other investments. As a result of the partnership restructuring, our ability to collect the preferred return improved, and we reassessed the carrying value of our preferred return. During the fourth quarter of 2004, we were able to recognize as income the $4.1 million compounded cumulative preferred return, $1.4 million of which was earned in 2003, but fully reserved.

In February 2005, MIP completed a $175 million commercial mortgage-backed securities financing, secured by its portfolio of eight hotels. Upon the completion of the financing in February 2005, we received an additional $15.5 million, which was applied to reduce our outstanding accrued preferred returns receivable to approximately $4 million.

After the February 2005 receipt of cash, our total MIP carrying value was approximately $19 million, consisting of the $15 million investment and $4 million of accrued preferred returns receivable.

Placement of mortgages

On January 26, 2005, we entered into a $37.7 million mortgage loan on our Hilton Crystal City hotel that bears interest at a fixed rate of 5.84%. The mortgage requires interest payments only for the first three years and then monthly payments of interest and principal over the remaining portion of the ten year term of the loan.

We may look to use additional mortgage capacity permitted under our bond indentures to raise low interest rate, long-term secured debt with the proceeds used to repay more expensive debt and to fund capital investments in new or existing properties.

REIT Modernization Act

On January 1, 2001, changes to the U.S. federal tax laws governing REITs, commonly known as the REIT Modernization Act, or RMA, became effective. As permitted by the RMA, we formed a number of wholly-owned taxable subsidiaries, which are subject to taxation similar to subchapter C-corporations, to lease our real property. Accordingly, a subcommittee of independent members of our Board of Directors ratified the transfer of our leases, that were previously with subsidiaries of Interstate Hotels, to our taxable subsidiaries. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of Interstate Hotels for each property they previously leased. The management agreements were structured to substantially mirror the economics of the former lease agreements. We believe this structure provides us with the ability to capture the economic interests of property ownership, as well as more efficiently aligning such interests.

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

In the course of document review with respect to the MIP restructuring, we discovered a potential technical REIT qualification issue relating to a wholly-owned subsidiary of MIP, of which we are deemed to own a de minimis proportionate share. In order to eliminate any uncertainty, we are currently negotiating a closing agreement with the Internal Revenue Service to resolve all REIT qualification matters with respect to this potential issue. As a result of our negotiations with the Internal Revenue Service, we do not anticipate incurring a material tax liability and we expect to remain qualified as a REIT for all prior years. We also remain qualified to operate as a REIT for calendar year 2005.

The Management Agreements - Interstate Hotels

Management Fees and Performance Standards

Each of our taxable subsidiaries pays a hotel management fee to Interstate Hotels. Under the management agreement, the base management fee is 2.5% of total hotel operating revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel operating revenue, not to exceed 4.0% of total hotel operating revenue. The incentive payments are calculated as 20% of the difference between: the actual excess of total operating revenues over total operating expenses; and the projected excess of total operating revenues over projected total operating expenses.

Term and Termination

The management agreements with Interstate Hotels generally have initial terms expiring on January 1, 2011 with three renewal periods of five years each. A renewal will not go into effect if a change in the federal tax laws permits us or one of our subsidiaries to operate the hotel directly without adversely affecting our ability to qualify as a REIT, or if Interstate Hotels elects not to renew the agreement. We may elect not to renew the management agreements only as provided below.

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

If a hotel’s gross operating profit is less than 85% of the amount projected in the hotel’s budget in any fiscal year and gross operating profit from that hotel is less than 90% of the projected amount in the next fiscal year, our taxable subsidiaries will have the right to terminate the management agreement for the hotel, unless:

•	we did not materially comply with the capital expenditures contemplated by the capital budget for either or both of the applicable fiscal years; or

•	Interstate Hotels cures the shortfall by agreeing to reduce its management fee for the next fiscal year by the amount of the shortfall between the actual operating profit for the second fiscal year and 90% of the projected gross operating profit for that year.

Interstate Hotels can only use the cure right once during the term of each management agreement.

In January 2005, we notified Interstate Hotels that 11 hotels with 3,655 rooms had apparently failed to meet the performance test involving two year operating results versus budgets for those years. We and Interstate Hotels are currently in discussions relating to the apparent shortfall, the reasons for such shortfall, and any remedies that are available to us.

As previously described, in December 2003, MeriStar Hospitality’s Board of Directors and that of Interstate Hotels each formed a special committee of independent directors to explore further changes to the relationship between our company and Interstate Hotels, including possible changes to the terms, or complete elimination, of the intercompany agreement. During July 2004, we concluded negotiations with Interstate Hotels to terminate the intercompany agreement. In exchange for terminating the intercompany agreement, we received, among other things:

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

Separately, we reached an agreement with Interstate Hotels regarding the calculation of termination fees payable upon a sale. Although termination fees for the properties that have been disposed of or were expected to be disposed of under our previously announced disposition program (which includes one of the 73 properties we owned as of December 31, 2004) will be unchanged, we received a $2.5 million credit, which is applicable to fees payable with respect to future dispositions. Of the $2.5 million credit, $2.4 million has been applied to terminations that occurred during 2004.

Assignment

Interstate Hotels does not have the right to assign a management agreement without the prior written consent of the relevant taxable subsidiary. A change in control of Interstate Hotels will require the consent of the relevant taxable subsidiary, and that subsidiary may grant or withhold its consent in its sole discretion.

The Management Agreements - Other

Two of the 73 hotels we owned as of December 31, 2004 were managed by parties other than Interstate Hotels. One hotel was managed by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”), a subsidiary of Marriott International, Inc., and one hotel was managed by another subsidiary of Marriott International, Inc. (“Marriott”).

Each of our taxable subsidiaries pays a hotel management fee to the manager of its hotel. Under the Ritz-Carlton and Marriott management agreements, the base management fee is 3.0% and 2.5% of total hotel revenue, respectively, through 2005 and 3.0% under both thereafter, plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total revenue and 20% of available cash flow (as defined in the relevant management agreement), respectively. The agreements have initial terms expiring in 2015 and 2024, respectively, with four and three renewal periods of 10 and five years each, respectively, at the option of Ritz-Carlton and Marriott. The Ritz-Carlton and Marriott management agreements include certain limited performance guarantees by the relevant manager which are designed primarily to provide downside performance protection and run through 2005 and up to 2008, respectively. During 2004, we recorded a total amount of $1.0 million under the Ritz-Carlton and Marriott limited performance guarantees, combined. Management, based upon budgets and operating trends, expects payments under these guarantees in the future to be minimal.

Franchises

We employ a flexible strategy in selecting brand names based on each particular hotel’s market environment and other unique characteristics. Accordingly, we use various well-known trade names under licensing arrangements with prominent franchisors. Generally, our franchise fees range from 1.4% to 5.2% of hotel revenues. From time to time, we have conducted negotiations with franchisors to rebrand certain hotels to improve their competitiveness and profitability in light of changing circumstances in the lodging market. We make ongoing capital expenditures in order to keep our hotels competitive and to comply with franchise obligations, as described further in Risk Factors—Operating Risks—“We may be adversely affected by the requirements contained in our franchise and licensing agreements” in Item 1 of this Annual Report on Form 10-K. We have included a listing of all of our properties, along with the affiliated brand names, under Item 2 of this Form 10-K.

Competition

Competition in the U.S. lodging industry is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities offered, and quality of customer service and the overall condition of the property. Our operations compete primarily in the upper upscale sector of the full-service segment of the lodging industry. Each geographic market where we own hotels has other full- and limited-service hotels that compete with our hotels. In addition, we compete with other lodging industry companies for the acquisition of properties with the qualities that fit our target product.

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

Total revenue for the 73 hotels that we owned as of December 31, 2004, including our acquisitions during 2004, by quarter for 2004 and 2003 were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	$	%	$	%	$	%	$	%
2004	$195,810	25%	$214,827	28%	$187,492	24%	$181,043	23%
2003	$190,972	25%	$207,387	27%	$178,619	24%	$180,633	24%
Average %		25%		28%		24%		23%

As a result of the damage caused by the 2004 hurricanes, certain hotels were partially or completely closed for all or part of the third and fourth quarters of 2004. Therefore, we realized lower than anticipated revenues for these quarters. In the third and fourth quarters of 2004, the nine properties closed or significantly impacted by the hurricanes generated revenues of $17.1 million and $4.4 million, respectively. For the same periods of 2003, these properties generated revenues of $25.4 million and $24.1 million, respectively. Many of our Florida properties will not have the opportunity to earn revenues during the first quarter of 2005, as many will remain closed as a result of incurring hurricane-related damages. While there may be a timing delay in income or gain recognition, we expect most of the lost income to be recovered through business interruption insurance.

Employees

As of December 31, 2004, we employed 53 persons, all but one of whom work at our corporate headquarters in Arlington, Virginia. Employees at our hotel properties are employees of the hotel management companies.

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

In recent years there has been a widely-publicized proliferation of mold-related claims by tenants, employees and other occupants of buildings against the owners of those buildings. In the past, a few such claims were filed against us by employees of hotels where mold was detected; however, as of December 31, 2004, all of the previous claims had been resolved without material impact and there were no current outstanding claims. Mold-related claims are generally not covered by our insurance programs. These claims have not been material to our consolidated results of operations, financial position or liquidity. In every hotel where we have identified a measurable presence of mold, whether or not a claim has been made, we have undertaken remediation we believe to be appropriate for the circumstances encountered. Unfortunately, there is little in the way of government standards, insurance industry specifications or otherwise generally accepted guidelines dealing with mold propagation. Although considerable research into mold toxicity and exposure levels is underway, it may be several years before definitive standards are available to property owners against which to evaluate risk and design remediation practices. We cannot predict the outcome of any future regulatory requirements to deal with mold-related matters. We also do not currently believe that any potential mold-related liabilities, either individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

The Operating Partnership

The following summary information is qualified in its entirety by the provisions of the Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P., as amended, a copy of which is incorporated by reference as Exhibit 10.1 to this Form 10-K.

MeriStar Hospitality Operating Partnership, L.P., our subsidiary operating partnership, directly or through its subsidiaries, holds substantially all of our assets. We are the sole general partner of our operating partnership; we and approximately 90 other persons and entities are limited partners of the operating partnership. The partnership agreement of our operating partnership gives the general partner full control over the business and affairs of the operating partnership. The agreement also gives the general partner the right, in connection with the contribution of property to the operating partnership or otherwise, to issue additional partnership interests in the operating partnership in one or more classes or series. These issuances may have such designations, preferences and participating or other special rights and powers (including rights and powers senior to those of the existing partners) as the general partner determines appropriate.

Our operating partnership’s partnership agreement currently provides for five classes of partnership interests: Common Operating Partnership (OP) Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units (POPs). As of March 7, 2005, the partners of the operating partnership owned the following aggregate numbers of OP Units:

•	We and our wholly-owned subsidiaries owned a number of Common OP Units equal to the number of issued and outstanding shares of our common stock (87,370,340 shares); par value $0.01 per share.

•	Independent third parties owned 2,297,823 OP Units (consisting of 1,437,481 Common OP Units, 46,628 Class B OP Units, and 813,714 Class C OP Units).

•	There are no Class D OP units or POPs outstanding.

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

On April 9, 2004, in accordance with the terms of the certificate of designation for the outstanding Class D OP Units of our operating partnership, we redeemed all outstanding Class D OP Units plus accrued and unpaid preferential distributions on those units, for an aggregate consideration of approximately $8.7 million. The Class D OP Units had become redeemable at the option of the holder on April 1, 2004.

In July 2004, our Board of Directors authorized the elimination of the plan pursuant to which the POPs were issued. In conjunction with the elimination of the plan, we completed the redemption of all outstanding POPs for a total of $4.6 million in cash on December 2, 2004, although 187,500 of those POPs redeemed were not yet exchangeable pursuant to the POPs Plan. See Note 10 to the financial statements.

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

You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

RISK FACTORS

Financing Risks

We are highly leveraged; our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

As of December 31, 2004, we had approximately $1.6 billion of total debt outstanding, or 71.4% of our total capitalization, and approximately $60.5 million of unrestricted cash and cash equivalents. The following details our debt outstanding as of December 31, 2004:

	Total	Interest Rate		Maturity
Senior subordinated notes	33,976	8.75%		2007
Senior unsecured notes	270,130	9.00%		2008
Senior unsecured notes	223,343	10.50%		2009
Collateralized mortgage-backed securities (CMBS)	302,979	LIBOR + 444 bps	(a)	2009
Convertible subordinated notes	170,000	9.50%		2010
Senior unsecured notes	353,178	9.125%		2011
Mortgage and other debt	125,051	Various		Various
CMBS	99,293	6.88%		2013
Fair value adjustment for interest rate swap	(4,674)

	$1,573,276

Average maturity	5.0 years
Average interest rate	8.51%

(a)	The fixed contract interest rate is 8.01%, but was swapped to LIBOR + 444 basis points, which was 6.83% at December 31, 2004 and 7.20% at March 7, 2005.

We are subject to the risks normally associated with significant amounts of debt, including the risks that:

•	our vulnerability to downturns in our business is increased, requiring us to reduce our capital expenditures as described further in “— Operating Risks” and restrict our ability to make acquisitions;

•	our cash flow from operations may be insufficient to make required payments of principal and interest;

•	we may be unable to refinance existing indebtedness, including secured indebtedness;

•	the terms of any refinancing may not be as favorable as the terms of existing indebtedness; and

•	we currently are, and may in the future be, unable to pay dividends on our common stock (see “Risks Relating to Common Stock”).

We may be required to refinance our indebtedness, and the failure to refinance our indebtedness would have an adverse effect on us.

As of December 31, 2004, we had approximately $1.6 billion of total debt outstanding with an average maturity of 5.0 years. In addition, we may borrow up to $50 million under our revolving senior secured credit facility that matures in 2006. If we do not have sufficient funds to repay our indebtedness at maturity, we may have to refinance the indebtedness through additional debt financing. This additional financing might include private or public offerings of debt securities and additional non-recourse or other collateralized indebtedness. If we are unable to refinance our indebtedness on acceptable terms, we might be forced to sell hotels or other assets on disadvantageous terms. This could potentially result in losses and impairments and adverse effects on cash flow from operating activities. If we are unable to make required payments of principal and interest on our indebtedness, our outstanding indebtedness could be accelerated and our properties could be foreclosed upon by the secured lenders with a consequent loss of income and asset value. Accordingly, the inability to refinance our indebtedness could adversely impact our ability to make payments on the notes.

Some of our debt instruments have restrictive covenants that could affect our financial condition.

All of our senior unsecured notes and senior subordinated notes, but none of our convertible subordinated notes, have either been co-issued or guaranteed by MeriStar Hospitality Operating Partnership, L.P., our principal operating subsidiary, and have also been guaranteed by most of our other subsidiaries. The CMBS and mortgage debt and our senior secured credit facility have been secured by specific properties.

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

We currently have no outstanding borrowings under our senior credit facility. Our ability to borrow under this facility is subject to financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for us to maintain our status as a REIT, and our ability to incur additional secured and total indebtedness. The agreement also contains customary events of default, including the loss of our REIT status and a cross-default provision, which would be triggered by a non-payment, a default or an acceleration of, $50 million or more of non-recourse indebtedness secured by our assets or $5 million or more of any other indebtedness.

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

One of our secured facilities is secured by a portfolio of 19 hotels and contains standard provisions that require the mortgage servicer to maintain in escrow cash balances for certain items such as property taxes and funding of capital expenditures. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service if certain financial tests relating to the operation of the hotels are not met. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003. Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels during the low NOI period, they will release cash for all capital expenditures on the 19 encumbered properties beginning April 1, 2003, subject to the servicer’s review and approval. Approximately $29.9 million of cash was held in escrow under this provision as of December 31, 2004. Escrowed funds totaling $21.0 million were available to fund capital expenditures under this provision as of December 31, 2004. From January 1, 2005 through March 7, 2005, we have received cash reimbursements of $6.2 million from the servicer related to capital expenditures incurred on the 19 encumbered properties.

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

As of December 31, 2004, $303.0 million of our fixed rate debt has been effectively swapped to a floating rate. We may consider additional opportunities to convert fixed rate debt to floating rate debt in order to take advantage of current low rates for floating rate debt. In the future, we may also incur indebtedness, including that under our senior secured credit facility, bearing interest at a variable rate, or we may be required to refinance our existing indebtedness at higher interest rates. Accordingly, increases in interest rates would increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our indebtedness, make acquisitions or pursue other business opportunities. Under our current debt structure, an increase in one month LIBOR of 50 basis points would result in an increase in current annual interest expense of approximately $1.5 million.

Operating Risks

The possibility of future acts of terrorism similar to the attacks of September 11, 2001 and the actual outbreak or escalation of hostilities and international political instability could have a negative effect on our industry and our results of operations.

The September 11, 2001 terrorist attacks were unprecedented in scope, and in their immediate, dramatic impact on travel patterns. We experienced significant negative effects on our hotel operations from the attacks and from the threat of additional attacks. A significant number of our hotels are in major metropolitan areas or near airports, and therefore may be more at risk of being affected by a terrorist attack. Therefore, we believe that any future acts of terrorism similar to the attacks of September 11, 2001 and any outbreak or escalation of hostilities and international political instability could have a negative effect on our industry and our results of operations.

Our hotel assets, revenues and operating results, and liquidity could be negatively affected by weather conditions generally and natural disasters.

In August and September 2004, hurricanes caused substantial damage to a number of our hotels located in Florida. The hurricane damage and local evacuation orders also caused significant business interruption at many of our Florida properties, including the complete closure of certain hotels. While we have comprehensive insurance coverage for both property damage and business interruption, we are experiencing a decline in revenues due to the full or partial closure of certain hotels, and we will not be able to recognize any income from business interruption insurance or gains on replacement of damaged property until all contingencies related to the insurance payments have been resolved. Additionally, we are liable for any policy deductibles. In addition, future property insurance policies, given conditions in the property insurance market, may be less comprehensive, and may have higher deductibles and/or premiums. For more information regarding the impact of these hurricanes, see “— Results Overview”.

We have a number of hotels located in areas that could be affected by severe weather or other natural disasters that occur in the future, including hurricanes and earthquakes. Natural disasters that occur in the future could substantially damage our hotel assets and require a significant unreimbursable and unbudgeted cash outlay to repair the damage, and could have a negative impact on revenues, operating results and liquidity. Additionally, general weather conditions, which may not physically damage our hotel assets, could impact travel patterns and therefore also have a negative impact on revenues, operating results and liquidity.

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

Various factors could adversely affect our operating margins, which are subject to all of the operating risks inherent in the lodging industry. These risks include the following:

•	dependence on business and commercial travelers and tourism, which have been affected by the events of September 11, 2001 and threats of further terrorism, or other outbreaks or escalation of hostilities, and may otherwise fluctuate and be seasonal;

•	other factors that may influence travel, including health and safety concerns;

•	changes in general and local economic conditions;

•	weather conditions generally and natural disasters;

•	cyclical overbuilding in the lodging industry;

•	varying levels of demand for rooms and related services;

•	competition from other hotels, motels and recreational properties, some of which may be owned or operated by companies having greater marketing and financial resources than we do;

•	decreases in air travel;

•	fluctuations in operating costs;

•	the recurring costs of necessary renovations, refurbishments and improvements of hotel properties;

•	changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs; and

•	changes in interest rates and the availability of credit.

In addition, demographic, geographic or other changes in one or more of the markets of our hotels could affect the convenience or desirability of the sites of some hotels, which would in turn affect their operations.

The insurance market has been adversely affected.

Since the September 11, 2001 terrorist attacks, the insurance and reinsurance industries have been dramatically affected. Companies in all industry segments experienced increases in premiums and reductions in coverage upon renewal of their insurance policies immediately following the terrorist attacks. Some entities experienced an inability to obtain insurance. Additionally, the recent hurricanes in Florida could result in an increase in premiums and reductions in coverage, especially for hotels in Florida; we currently own 15 hotels in Florida. If we are unable to maintain insurance that meets the requirements of our lenders and franchisors, and if we are unable to amend or waive those requirements, it could have a material adverse effect on our business. Our total annual property and casualty insurance premiums are approximately $24.4 million under our current policies.

We have significant operational relationships with Interstate Hotels, and Interstate Hotels’ operating or financial difficulties could adversely affect our hotels’ operations or our financial position.

Interstate Hotels currently manages 71 of the 73 hotels we owned as of December 31, 2004. As a result, we depend heavily on Interstate Hotels’ ability to provide efficient, effective management services to our hotels. Additionally, we rely on the knowledge and experience of certain key personnel of Interstate Hotels, and the loss of those personnel, absent suitable replacement, may have an adverse effect on our operations. Although we monitor the performance of our properties on an ongoing basis, Interstate Hotels is responsible for the day-to-day management of our properties. According to Interstate Hotels’ public statements, Interstate Hotels has incurred a net loss of $5.7 million for the year ended December 31, 2004, net loss of $4.5 million for the year ended December 31, 2003, and on a pro forma basis giving effect to the merger that formed Interstate Hotels, net loss of $9.7 million for the year ended December 31, 2002. If Interstate Hotels were unable to continue in business as a hotel operator, we would have to find a new manager for our hotels. This transition could significantly disrupt the operations of our hotels and lead to lower operating results from our properties.

Interstate Hotels is the managing general partner in MeriStar Investment Partners, LP, which we refer to as MIP, a joint venture established to acquire upscale, full-service hotels. We have a 12% (previously 16%) preferred partnership interest in MIP on our initial investment of $40 million. We also have a receivable for $19.7 million in cumulative preferred returns outstanding as of December 31, 2004. Due to MIP’s debt refinancing and partnership restructuring, we received a $10 million payment from MIP in December 2004 and a $15.5 million payment in February 2005, which reduced our cumulative preferred returns receivable, and expect MIP to be able to pay our preferred return on a current basis in the future beginning later in 2005. However, any adverse changes that affect MIP’s cash flow could negatively impact MIP’s ability to remit the remaining balance to us and pay the preferred return on a current basis. If Interstate Hotels is unable to continue as the managing general partner of MIP, a liquidation of MIP could occur. This liquidation could result in an additional impairment of our investment.

We invest in a single industry.

Our current strategy is to acquire interests only in hospitality and lodging. As a result, we are subject to the risks inherent in investing in a single industry. The effects on cash available for distribution resulting from a downturn in the hotel industry may be more pronounced than if we had diversified our investments.

We own investments in hotels of which we are not the controlling entity.

Through two investments, we own interests in nine hotels, of which we are not the controlling entity. While these hotels are not consolidated into our results of operations, we may record equity in the income or realize returns related to these properties. Because we are not the controlling entity in these investments, our investments may be adversely impacted by decisions over which we have limited control.

We have a high concentration of hotels in the upper upscale, full-service segment, which may increase our susceptibility to an economic downturn.

As of December 31, 2004, most of our hotels were in the upper upscale, full-service segment. This hotel segment generally demands higher room rates. In an economic downturn, hotels in this segment may be more susceptible to decreases in revenues, as compared to hotels in other segments that have lower room rates. This characteristic results from hotels in this segment generally targeting business and high-end leisure travelers. In periods of economic difficulties or political instability, business and leisure travelers may seek to reduce travel costs by limiting trips or seeking to reduce costs on their trips. This characteristic has had, and could continue to have, a material adverse effect on our revenues and results of operations.

The lodging business is seasonal.

Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters. This may not be true, however, for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at our hotels will cause quarterly fluctuations in our revenues. However, due to diversity in the location and types of properties that we own, seasonal variations on revenue have been minimized in the past. Events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel, may also adversely affect our earnings. For example, see “Seasonality” discussion above regarding the impact of hurricanes.

We may be adversely affected by the requirements contained in our franchise and licensing agreements.

As of December 31, 2004, approximately 85% of our hotels were operated pursuant to existing franchise or licensing agreements with nationally recognized hotel brands. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. Those limitations may conflict with our philosophy, shared with Interstate Hotels, of creating specific business plans tailored to each hotel and to each market. Standards are often subject to change over time, in some cases at the discretion of the franchisor, and may restrict a franchisee’s ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with standards could require us to incur significant expenses or capital expenditures. Our franchisors have the ability to enact heightened operating standards or require additional capital expenditure requirements. Action or inaction on our part or by our third-party operator could result in a breach of standards or other terms and conditions of the franchise agreements, and could result in the loss or cancellation of a franchise license. Loss of franchise licenses without replacement would likely have an adverse effect on our hotel revenues.

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

See “Governmental Regulation–Environmental Laws” for a discussion of the risks related to environmental compliance.

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

Our Chief Executive Officer and Chairman of the Board of Directors, Paul W. Whetsell, is also Chairman of the Board of Directors of Interstate Hotels. Our relationship with Interstate Hotels is governed by management agreements for each managed hotel. We may have conflicting views with Interstate Hotels on the operation and management of our hotels. Potential conflicts of interest may arise in any or all of our numerous transactions with Interstate Hotels.

The terms of our management agreements with Interstate Hotels were negotiated when we and Interstate Hotels shared one management team (which has since been separated). Therefore, inherent potential conflicts of interest will be present in all of our numerous transactions with Interstate Hotels that occurred before the formal separation of our management teams, which was completed in early 2004.

In January 2005, we notified Interstate Hotels that 11 hotels with 3,655 rooms had apparently failed to meet the performance test involving two year operating results versus budgets for those years. We and Interstate Hotels are currently in discussions relating to the apparent shortfall, the reasons for such shortfall, and any remedies that are available to us.

We may have conflicts relating to the sale of hotels subject to management agreements.

Our management agreements with Interstate Hotels may require us to pay a termination fee to Interstate Hotels if we elect to sell a hotel or if we elect not to restore a hotel after a casualty. While we have the right to terminate up to 600 rooms per year upon the payment of a termination fee equal to 1.5 times the fees earned during the preceding 12 months (with the ability to carry over up to 600 rooms for termination in the succeeding year), we must pay a termination fee if we do not replace a sold hotel with another hotel subject to a management agreement with a fair market value equal to the fair market value of Interstate Hotels’ remaining management fee due under the management agreement to be terminated. Where applicable, the termination fee is equal to the present value of the remaining payments (discounted using a 10% rate) of the existing term under the agreement, based on the operating results of the hotel for the 12 months preceding termination. Our decision to sell a hotel may, therefore, have significantly different consequences for Interstate Hotels and us. We may be obligated to pay Interstate Hotels termination fees of up to a maximum of approximately $13.1 million with respect to the 36 properties we have disposed of between January 1, 2003 and December 31, 2004. As we dispose of any additional assets, we may be obligated to pay additional termination fees. Therefore, the requirement to pay a termination fee may make a sale transaction less desirable economically.

Our management agreements with our other hotel managers may require us to transfer the management agreement to the buyer as a condition of the sale, which may make the transaction less desirable to a potential buyer. In addition, our management agreements may have restrictions on the credentials and qualifications of potential purchasers, which may limit the sales potential of our hotels.

We lack control over management and operations of our hotels.

We depend on the ability of our hotel managers to operate and manage our hotels. In order for us to maintain our REIT status, we cannot operate our hotels. As a result, we are unable to directly implement strategic business decisions for the operation and marketing of our hotels, such as decisions with respect to the setting of room rates, food and beverage operations and similar matters.

Our relationship with Interstate Hotels could limit our acquisition opportunities in the future.

While we have successfully acquired investments in three hotels recently, it remains possible that our relationship with Interstate Hotels could negatively impact our ability to acquire additional hotels because hotel management companies, franchisees and others who would have approached us with acquisition opportunities in hopes of establishing lessee or management relationships may not do so believing that we may rely primarily on Interstate Hotels to manage the acquired properties. These persons may instead provide acquisition opportunities to other companies or to hotel management companies who choose to own and manage the properties following the sale. This could limit our acquisition opportunities in the future.

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

In the course of document review with respect to the MIP restructuring, we discovered a potential technical REIT qualification issue relating to a wholly-owned subsidiary of MIP, of which we are deemed to own a de minimis proportionate share. In order to eliminate any uncertainty, we are currently negotiating a closing agreement with the Internal Revenue Service to resolve all REIT qualification matters with respect to this potential issue. As a result of our negotiations with the Internal Revenue Service, we do not anticipate incurring a material tax liability and we expect to remain qualified as a REIT for all prior years. We also remain qualified to operate as a REIT for calendar year 2005.

Risks Relating to Common Stock

Our ability to pay dividends on our common stock is limited, and we expect this to continue for the foreseeable future. Furthermore, we may be required to pay dividends in order to maintain REIT status, and the amount of those dividends may exceed our available cash.

Under the indentures governing our senior unsecured notes, we are currently prohibited from paying any dividends other than those that are necessary to maintain our status as a REIT, and we expect this prohibition to continue for the foreseeable future. The restricted payments covenant in the indenture governing our outstanding senior subordinated notes does not permit us to pay any dividends, including those required for us to maintain our REIT status, until we meet a 2.0 to 1.0 fixed charge coverage test. We are currently unable to meet that test and are likely to be unable to meet that test for the foreseeable future. Also, our senior credit facility contains limitations on our ability to declare and pay dividends, although it will permit us to pay the dividends we are required to pay to maintain our REIT status. In order to maintain our qualification as a REIT, we normally are required to make annual distributions to our stockholders of at least 90% of our taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet these distribution requirements. In that event, we would seek to borrow funds, or sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain our qualification as a REIT for federal income tax purposes.

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

The following table sets forth certain information with respect to our 73 hotels owned as of December 31, 2004.

Hotel	Location	Guest Rooms

Arizona
Embassy Suites Tucson	Tucson	204
California
Courtyard by Marriott, Marina del Rey	Marina Del Rey	276
Crowne Plaza San Jose	San Jose	239
Doral Palm Springs (1)	Palm Springs	285
Hilton Irvine	Irvine	289
Hilton Monterey	Monterey	204
Hilton Sacramento	Sacramento	331
Marina Hotel San Pedro (2)	San Pedro	226
LA Marriott Downtown	Los Angeles	469
Marriott Irvine	Irvine	485
Sheraton Fisherman’s Wharf	San Francisco	525
Colorado
Embassy Suites Denver	Englewood	236
Sheraton Colorado Springs	Colorado Springs	500
Connecticut
Doubletree Hotel Bradley International Airport	Windsor Locks	200
Florida
Best Western Sanibel Island Resort	Sanibel Island	46
Doubletree Hotel Westshore	Tampa	496
Doubletree Universal	Orlando	742
Hilton Clearwater (2)	Clearwater	426
Hilton Hotel Cocoa Beach	Cocoa Beach	296
Holiday Inn Fort Lauderdale Beach	Ft. Lauderdale	240
Holiday Inn Walt Disney World Village (2)	Lake Buena Vista	314
Sanibel Inn	Sanibel Island	96
Seaside Inn	Sanibel Island	32
Sheraton Beach Resort Key Largo	Key Largo	200
Sheraton Safari Lake Buena Vista	Lake Buena Vista	489
Song of the Sea	Sanibel Island	30
South Seas Plantation Resort & Yacht Harbor	Captiva	579
Sundial Beach Resort	Sanibel Island	243
Georgia
Doubletree Atlanta	Atlanta	155
Westin Atlanta	Atlanta	495
Wyndham Marietta	Marietta	218

Hotel	Location	Guest Rooms

Illinois
Crowne Plaza Chicago O’Hare	Rosemont	507
Radisson Chicago	Chicago	350
Indiana
Doubletree Indianapolis	Indianapolis	137
Kentucky
Hilton Seelbach	Louisville	321
Radisson Lexington	Lexington	367
Louisiana
Hilton Lafayette	Lafayette	327
Holiday Inn Select New Orleans	Kenner	303
Hotel Maison de Ville (2)	New Orleans	23
Maryland
Radisson Annapolis	Annapolis	219
Radisson Cross Keys	Baltimore	148
Sheraton Columbia	Columbia	287
Michigan
Hilton Detroit	Romulus	151
Hilton Hotel Grand Rapids	Grand Rapids	224
New Jersey
Courtyard by Marriott Secaucus (2)	Secaucus	165
Doral Forrestal (2)	Princeton	290
Marriott Somerset	Somerset	440
Sheraton Crossroads Hotel Mahwah	Mahwah	225
New Mexico
Doubletree Albuquerque	Albuquerque	295
Wyndham Albuquerque Airport Hotel (2)	Albuquerque	276
North Carolina
Courtyard by Marriott Durham	Durham	146
Hilton Hotel Durham	Durham	194
Sheraton Charlotte Airport	Charlotte	222
Oklahoma
Sheraton Oklahoma City	Oklahoma City	395
Pennsylvania
Embassy Suites Philadelphia	Philadelphia	288
Sheraton Great Valley	Frazer	198
Texas
Doubletree Austin	Austin	350
Doubletree Hotel Dallas Galleria	Dallas	289
Hilton Arlington	Arlington	309
Hilton Houston Westchase	Houston	295
Marriott West Loop Houston	Houston	302
Utah
Hilton Salt Lake City Airport	Salt Lake City	287
Virginia
Hilton Arlington	Arlington	209
Hilton Crystal City	Arlington	386
Holiday Inn Historic District Alexandria	Alexandria	178
Radisson Old Town Alexandria	Alexandria	253
The Ritz-Carlton, Pentagon City (2)	Arlington	366

Hotel	Location	Guest Rooms

Washington
Sheraton Bellevue	Bellevue	179
Washington, D.C.
Georgetown Inn	Washington, D.C.	96
Hilton Embassy Row (2)	Washington, D.C.	193
Latham Georgetown	Washington, D.C.	143
Wisconsin
Crowne Plaza Madison	Madison	226
Holiday Inn Madison	Madison	194

Total Rooms		20,319

(1)	We lease part of the land on which this hotel was built under one or more long-term lease agreements.
(2)	We lease the land on which this hotel was built under one or more long-term lease agreements.

ITEM 3.	LEGAL PROCEEDINGS

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

We held a Special Meeting of Stockholders on September 23, 2004, with a goal to amend and restate our charter. The affirmative vote of over two-thirds of our shares outstanding as of the record date, August 11, 2004, was required for the proposal to pass. The September 23, 2004 meeting was adjourned to December 8, 2004. At the December 8, 2004 meeting, the proposal was withdrawn, as we had not heard from the holders of nearly 19 million shares with respect to the proposal.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “MHX.” The following table sets forth on a per share basis the high and low sale prices for our common stock for the periods indicated as reported on the NYSE, and the cash dividends paid per share.

	Market Price Range
	High	Low	Cash Dividends
Fiscal Year Ending December 31, 2005:
First Quarter (through March 7, 2005)	$8.54	$7.15	(1)

Fiscal Year Ended December 31, 2004:
Fourth Quarter	$8.52	$5.32	(1)
Third Quarter	7.00	5.01	(1)
Second Quarter	7.23	5.51	(1)
First Quarter	7.25	5.63	(1)

Fiscal Year Ended December 31, 2003:
Fourth Quarter	$7.49	$5.62	(1)
Third Quarter	7.86	5.00	(1)
Second Quarter	5.90	3.37	(1)
First Quarter	7.00	2.14	(1)

(1)	We suspended our quarterly dividend payment in the fourth quarter of 2002. At current operating levels, we do not anticipate paying a dividend in 2005.

The last reported sales price of our common stock on the NYSE on March 7, 2005 was $7.70. As of March 11, 2005, there were 671 holders of record of our common stock.

Based on our current operating levels, we do not expect to pay a dividend in 2005. Any future distributions will be at the discretion of our Board of Directors and will be determined by factors including our operating results, capital expenditure requirements, the economic outlook, the distribution requirements for REITs under the Internal Revenue Code and such other factors as our Board of Directors deems relevant. Also, our $50 million credit facility and the indentures related to our senior unsecured notes and senior subordinated notes contain limitations on our ability to declare and pay dividends. Therefore, we can give no assurance that we will make any such distributions in the future.

To obtain the favorable tax treatment accorded to REITs under the Internal Revenue code, we normally are required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. Under certain circumstances, we may be required to make distributions in excess of available cash in order to meet these distribution requirements. In that event, we would seek to borrow additional funds or sell additional non-core assets, or both, to the extent necessary to obtain cash sufficient to make the dividends required to retain our qualification as a REIT. The restricted payments covenant in the indenture governing our outstanding senior subordinated notes does not permit us to pay any dividends, including those required for us to maintain our REIT status, until we meet a 2.0 to 1.0 fixed charge coverage test. We are currently unable to meet that test.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Pursuant to Our Equity Compensation Plans

We had the following aggregated compensation plans under which our securities were authorized for issuance as of December 31, 2004:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (A)	1,697,011	$14.33	8,027,824
Equity compensation plans not approved by security holders	—	—	—

Total	1,697,011	$14.33	8,027,824

(A)	Securities available for equity compensation plans are calculated as 12.5% of our current outstanding shares.

ITEM 6.	SELECTED FINANCIAL DATA

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

2004	2003	2002	2001	2000
(in thousands, except per share amounts and operating data)
Summary of Operations, year ended December 31:

Total revenue from continuing operations	$779,172	$757,611	$772,492	$831,208	(A)	$298,341
Interest expense, net	(126,927)	(140,623)	(136,125)	(121,778)	(114,120)
Minority interest income (expense)	2,880	17,877	10,574	2,958	(10,240)
(Loss) gain on sale of assets (B)	—	—	—	(2,176)	3,495

(Loss) income from continuing operations (C)	(73,895)	(113,665)	(56,429)	(20,726)	57,654
(Loss) income from discontinued operations (D)	(22,404)	(275,199)	(104,819)	(22,036)	48,207

Net (loss) income	$(96,299)	$(388,864)	$(161,248)	$(42,762)	$105,861

Basic (loss) earnings per share from continuing operations	$(0.91)	$(2.24)	$(1.26)	$(0.48)	$1.23
Diluted (loss) earnings per share from continuing operations	$(0.92)	$(2.47)	$(1.40)	$(0.51)	$1.22
Dividends per common share	$ —	$ —	$ 0.03	$1.525	$2.02

Financial Position as of December 31:
Property and equipment, net	$2,075,088	$2,086,889	(E)	$2,559,937	(E)	$2,786,297	$2,906,501
Cash and cash equivalents	60,540	230,884	33,896	23,448	250
Total assets	2,422,877	2,487,939	2,798,020	3,009,860	3,013,008
Long-term debt	1,573,276	1,638,028	1,654,102	1,700,134	1,638,319
Number of shares of common stock outstanding	87,367	66,790	45,231	44,524	44,380

Operating Data for Owned Hotels and Properties:
Number of hotels as of December 31	73	92	107	112	114
Number of guest rooms as of December 31	20,319	24,733	27,581	28,653	29,090
Average occupancy (F)	65.5%	68.4%	67.8%	67.8%	73.0%
ADR (G)	$106.65	$101.23	$105.19	$111.64	$113.65
RevPAR (H)	$69.82	$69.27	$71.35	$75.74	$82.95

(A)	Until January 1, 2001, Interstate Hotels leased substantially all of our hotels from us, and we received participating lease revenue from Interstate Hotels, which represented a specified percentage of each hotel’s revenue. Under the leases, Interstate Hotels recorded all of the operating revenues and expenses of the hotels in its statements of operations, and we recorded lease revenue earned under the lease agreements in our statement of operations. Effective January 1, 2001, in connection with changes permitted by the REIT Modernization Act, Interstate Hotels assigned the hotel leases to our newly created, wholly-owned, taxable REIT subsidiaries, and our taxable REIT subsidiaries entered into management arrangements with Interstate Hotels to manage the hotels. As a result of this change, our wholly-owned taxable REIT subsidiaries have assumed the operating risks and rewards of the hotels and now pay Interstate Hotels a management fee to manage the hotels for us. Effective January 1, 2001, we began recording all of the revenues and expenses of the hotels in our statements of operations, including the management fee paid to Interstate Hotels. As a result, our operating results for the years ended after December 31, 2000 are not directly comparable to those for the year ended December 31, 2000.

(B)	During 2001, we sold two hotels for a loss. During 2000, we sold three hotels for a gain. We adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 144 on January 1, 2002. SFAS No. 144 requires the current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002 and where we have no continuing involvement to be recorded as discontinued operations. Any gains or losses on final disposition are also included in discontinued operations. Therefore, any gains or losses on assets sold prior to January 1, 2002 are included in continuing operations.

(C)	Continuing operations included losses on asset impairments related to our hotel portfolio of $4.9 million, $27.3 million, $0 and $0 for the years ended December 31, 2004, 2003, 2002 and 2001, respectively. For the year ended December 31, 2003, continuing operations also included an impairment loss of $25 million on our investment in MeriStar Investment Partners, L.P.

We adopted the provisions of SFAS No. 145 on January 1, 2003. Certain provisions require that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. Prior period amounts that do not meet this definition are required to be reclassified. Our prior period extraordinary items were reclassified, and in the future we expect any gains and losses from the extinguishment of our debt to be classified as a component of continuing operations. Prior period amounts reclassified to continuing operations were as follows:

•	during 2001, we repaid term loans under our previous credit facility and wrote off deferred financing costs associated with this facility totaling $2.7 million, net of tax;

•	during 2000, we repurchased some of our 4.75% convertible notes at a discount, resulting in a $3.1 million gain, net of tax, on the repurchase.

(D)	We adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS 144 requires that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized, to be recorded as discontinued operations. During 2004, we disposed of 21 hotels in separate transactions for an aggregate of $155.7 million in cash and $11.1 million in reduction of debt. As of December 31, 2004, we had no assets classified as held for sale. During 2003, we disposed of 15 hotels in separate transactions for an aggregate of $127.9 million in cash. As of December 31, 2003, we had seven hotels classified as held for sale. During 2002, we disposed of five hotels in separate transactions for an aggregate of $60.7 million in cash. As of December 31, 2002, we had one hotel classified as held for sale. Discontinued operations included losses on asset impairments of $7.4 million, $267.7 million, $78.7 million, and $43.6 million for the years ended December 31, 2004, 2003, 2002, and 2001, respectively.

(E)	Includes $51 million and $110 million of assets held for sale as of December 31, 2003 and 2002, respectively.

(F)	Total number of rooms occupied by hotel guests on a paid basis, divided by total available rooms. Prior periods have been restated to reflect occupancy data for the 73 hotels included in continuing operations.

(G)	Average Daily Rate, or ADR, represents total room revenue divided by total number of rooms occupied by hotel guests on a paid basis. Prior periods have been restated to reflect ADR for the 73 hotels included in continuing operations.

(H)	Revenue Per Available Room, or RevPAR, represents total room revenue divided by total available rooms. Prior periods have been restated to reflect RevPAR for the 73 hotels included in continuing operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Summary

We are a real estate investment trust, or REIT, and own a portfolio of primarily upper upscale, full-service hotels and resorts. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of December 31, 2004, we owned 73 hotels with 20,319 rooms. Our hotels are located in major metropolitan areas, rapidly growing secondary markets or resort locations in the United States. All of our hotels are leased by our taxable subsidiaries. As of December 31, 2004, 71 hotels were managed by Interstate Hotels & Resorts (“Interstate Hotels”), which was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation, one hotel was managed by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”), a subsidiary of Marriott International, Inc., and one hotel was managed by another subsidiary of Marriott International, Inc. (“Marriott”) (collectively with Interstate Hotels, the “Managers”).

The Managers operate the 73 hotels we owned as of December 31, 2004 pursuant to management agreements with our taxable subsidiaries. Under these management agreements, each taxable subsidiary pays a management fee for each property to the Manager of its hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

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

Under the Ritz-Carlton and Marriott management agreements, the base management fee is 3.0% and 2.5% of total hotel revenue, respectively, through 2005 and 3.0% under both thereafter, plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total revenue and 20% of available cash flow (as defined in the relevant management agreement), respectively. The agreements have initial terms expiring in 2015 and 2024, respectively, with four and three renewal periods of 10 and five years each, respectively, at the option of Ritz-Carlton and Marriott. The Ritz-Carlton and Marriott management agreements include certain limited performance guarantees by the relevant manager which are designed primarily to provide downside performance protection and run through 2005 and up to 2008, respectively. During 2004, we recorded a total amount of $1.0 million under the Ritz-Carlton and Marriott limited performance guarantees, combined. Management, based upon budgets and operating trends, expects payments under these guarantees in the future to be minimal.

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

Separately, we reached an agreement with Interstate Hotels regarding the calculation of termination fees payable upon a sale. Although termination fees for the properties that have been disposed of or were expected to be disposed of under our previously announced disposition program (which includes one of the 73 properties we owned as of December 31, 2004) will be unchanged, we received a $2.5 million credit, which is applicable to fees payable with respect to future dispositions. Of the $2.5 million credit, $2.4 million has been applied to terminations that have occurred during 2004.

Results Overview

General

At the beginning of 2003, we set out a strategy to position our company to best take advantage of an expected economic and industry recovery. This strategy included an asset disposition program, which we had substantially completed from the beginning of 2003 through the end of 2004, having disposed of 36 assets for $283.6 million of gross cash proceeds and $11.0 million in reduction of debt, allowing us to significantly enhance our liquidity while repositioning our portfolio. We believe that we are in the midst of the early stages of a lodging industry economic recovery, however, the recovery is not uniform throughout the country. Certain of our markets are performing well, while others have not yet recovered. Our strategy currently includes the following key initiatives: focus on growth of earnings and cash flow from our existing portfolio using an aggressive asset management program; upgrade our portfolio through extensive renovations; recycle capital into higher yielding hotel investments; improve our capital structure to support internal growth, position the company for external opportunities and increase our fixed charges coverage; maintain upside potential; and maintain liquidity.

We are in the process of upgrading the product quality and growth potential of our hotels through our aggressive capital expenditure program and selective brand conversions. We have continued to reshape our portfolio through three strategic, high-quality acquisitions, including one investment completed in October 2004, and dispositions of a number of lower yielding properties.

We have developed a targeted renovation program that is designed to reduce the time and cost required to renovate hotels, allowing us to improve the quality of our hotels faster to take advantage of the rebound in the economy and better control the level of disruption associated with renovations. During the year, we accelerated our renovation program for certain key assets, which created some short-term disruption, but also positioned us to participate more quickly in the lodging industry recovery. We invested approximately $134 million in capital expenditures during 2004, and we expect to invest approximately $100 million in capital expenditures during 2005, including $15 million to complete projects started in 2004 and excluding hurricane-related capital expenditures, to enhance the quality of our portfolio to meet or exceed the standards of our primary brands –Hilton, Marriott, and Starwood – as well as to improve the competitiveness of these assets in their markets and enable them to more fully participate in the economic recovery. While hotel results are negatively impacted during renovations due to out of service rooms and limitations on the ability to sell other hotel services, we expect to have positioned these renovated properties well to be able to benefit from the economic recovery. The amount of hurricane-related capital expenditures has not yet been fully determined, however, we anticipate it to well exceed $100 million, most of which we expect to be reimbursed by our insurance carriers.

Since the beginning of 2004, we have completed seven brand conversions at the Sheraton Bellevue, Holiday Inn Walt Disney World Village, Doubletree Universal, Doubletree Hotel Dallas Galleria, Sheraton

Beach Resort Key Largo, Crowne Plaza Chicago O’Hare, and Sheraton Oklahoma City hotels with 2,626 total rooms. We experienced short-term negative impacts of these brand conversions during 2004 due to customer displacement, renovation work and initial costs of training and marketing associated with brand conversions. However, we expect the conversions to generate long term positive results at these hotels due to better alignment of hotel characteristics to the brand or a more beneficial cost structure.

The August – September 2004 Hurricanes

In August and September 2004, hurricanes caused substantial damage to a number of our hotels located in Florida. The hurricane damage and local evacuation orders also caused significant business interruption at many of our Florida properties, including the complete closure of certain hotels. As a result, eight of our hotels were closed for an extended period of time, and five others were affected in varying degrees.

We have comprehensive insurance coverage for both property damage and business interruption. Our damage assessment teams, working with the adjusters for our insurance providers, are inspecting each of our affected properties and implementing restoration plans. Some properties will require substantial repair and reconstruction and will remain closed until such repairs are complete. Our recovery effort is extensive and includes replacing portions of buildings, landscaping and furniture, as well as upgrading to comply with changes in building and electrical codes. The net book value of the property damage is currently estimated to be at least $65 million; however, we are still assessing the impact of the hurricanes on our properties, and actual net book value write-offs could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. For the year ended December 31, 2004, we have recorded a net fixed asset write-off and a corresponding insurance claim receivable for this $65 million net book value amount because we believe that it is probable that the insurance recovery, net of deductibles, will significantly exceed the net book value of the damaged portion of these assets. The recovery is based on replacement cost, and we have submitted claims substantially in excess of $65 million.

While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of these hotels, certain deductibles (primarily windstorm) and limitations will apply. Moreover, no determination has been made as to the total amount or timing of those insurance payments, and those insurance payments may not be sufficient to cover the costs of all the restoration of the hotels. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

As of December 31, 2004 and March 7, 2005, seven of our Florida properties remained completely closed due to hurricane damage. Additionally, as of December 31, 2004, four properties that suffered varying amounts of hurricane damage had certain rooms and conference facilities out of service. Where possible and in order to mitigate loss of revenues, some permanent repairs to damaged properties have been deferred during the Florida “high season”, which generally lasts from late December through early April, in order to have facilities available to meet demand. These damaged facilities will be removed from service for permanent repairs at a later date. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding coverage for income losses sustained. To the extent that we are entitled to a recovery under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such receivable will then be reflected as a component of operating income. Any gain resulting from business interruption insurance for lost income will not be recognized until the relevant payments have been received and all contingencies related to the insurance recoveries are resolved. This income recognition criteria will result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected properties, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly results for some periods into the future.

Under this income recognition criteria, as of December 31, 2004, we have recorded a $107.3 million insurance claim receivable related to both property damage and business interruption recoveries combined, of which $31.3 million in insurance advances had been collected through December 31, 2004. We have collected an additional $8.8 million in advances from January 1 through March 7, 2005. Of the $107.3 million receivable recorded, $65.5 million represents the write-down of net fixed assets, as discussed above. The remaining $41.8 million represents a probable recovery of costs incurred. The cost recoveries are recorded on the expense line item to which they relate; therefore there is no net impact to any line item or our results.

The following is a summary of hurricane-related activity recorded (in millions):

Hurricane Receivable December 31, 2004
Fixed assets net book value write down	$65.5
Recovery of costs incurred	41.8
Payments received to date	(31.3)

$76.0

During the fourth quarter and full year 2003, the nine hotels that have been closed or substantially closed realized $24.1 million and $121.7 million, respectively, in revenues. We recognized $4.4 million of revenues on these hotels during the fourth quarter of 2004, and $94.1 million of revenues during the full year 2004.

Overall Results

Revenues from continuing operations increased to $779.2 million for the year ended December 31, 2004 compared to $757.6 million for the prior year. The revenues increase is primarily due to our acquisition of two hotels in 2004 and the result of a $4.73 increase in ADR at our comparable hotels (see “Results of Operations” for definition of comparable hotels), partially offset by a disruption of revenues at properties impacted by the hurricanes. Net loss for the year ended December 31, 2004 includes hotel and other operating expenses that are 2.6% higher compared to prior year, mainly due to the short-term impact and one-time costs associated with hotel renovations and brand conversions during 2004, the impact in 2003 of aggressive cost-cutting initiatives that were implemented in early 2003 in anticipation of economic impacts associated with the war in Iraq and associated tensions, and a reversal in 2004 of certain 2003 cost reductions, particularly in areas having the most impact on guest satisfaction such as concierge, lounge, restaurant and lounge hours and front desk and bell stand staffing. In addition, we incurred a $7.9 million loss on early extinguishment of debt during the year ended December 31, 2004, as compared to a $4.1 million gain on early extinguishment of debt during the year ended December 31, 2003.

Our December 31, 2004 results include the impact of a $4.0 million adjustment to our previous accounting for Profits-Only OP Units (“POPs”) (equity based compensation awards). Although the adjustment is not material to our financial results taken as a whole, because this adjustment is a one-time compensation expense reduction, our 2004 compensation expense is not fully comparable to our 2003 compensation expense. This adjustment is recorded in the “General and administrative, corporate” line item in our Consolidated Statements of Operations. Had the current accounting been applied originally, our net loss would have been $(100.3) million for the year ended December 31, 2004 (see Note 10 to the financial statements).

Results of Operations

Our revenues are derived from the operations of our hospitality properties, including room, food and beverage revenues, as well as from our leases of office, retail and parking rentals. Included in our operating income (but not in revenues) is our cumulative preferred return on our partnership interest in MIP, the interest income on our mezzanine loan to the Radisson Lexington Avenue Hotel and our equity in the income on our

Radisson Lexington Avenue Hotel investment. Operating costs include direct costs to run our hotels, management fees to Interstate Hotels and others for the management of our properties, depreciation of our properties, impairment charges, property tax and insurance, as well as sales, marketing and general and administrative costs. Our expenses also include interest on our debt, amortization of related debt-issuance costs and minority interest allocations, which represent the allocation of income and losses to outside investors for properties that are not wholly owned.

The provisions of Statement of Financial Accounting Standards (SFAS) No. 144 require that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized on the sale, be recorded as discontinued operations. Accordingly, we have reclassified all prior periods presented to comply with this requirement. See Footnote 16, “Dispositions,” included in Item 8 of this Annual Report on Form 10-K for further information regarding the amounts reclassified.

Summary data for the years ended December 31 were as follows (dollars in thousands, except operating data statistics):

				Percent Change
	2004	2003	2002	2004 vs 2003	2003 vs 2002
Summary of Operations:
Total revenue from continuing operations	$779,172	$757,611	$772,492	2.8%	(1.9)%

Hotel operating expenses	319,032	308,397	298,271	3.4	3.4
Other operating expenses	411,218	403,343	405,147	2.0	(0.4)
Loss on asset impairments	4,974	27,334	-	(81.8)	>100.0

Total operating expenses	735,224	739,074	703,418	(0.5)	5.1

Equity in income of and interest earned from unconsolidated affiliates, net of impairment charge in 2003	13,147	(17,631)	7,608	>100.0	> (100.0)

Operating income	57,095	906	76,682	>100.0	(98.8)
Minority interest income	2,880	17,877	10,574	(83.9)	69.1
Interest expense, net	(126,927)	(140,623)	(136,125)	(9.7)	3.3
Other significant items, net(a)	(7,967)	4,085	(9,181)	> (100.0)	>100.0
Income tax benefit	1,024	4,090	1,621	(75.0)	>100.0

Loss from continuing operations	(73,895)	(113,665)	(56,429)	(35.0)	> (100.0)
Loss from discontinued operations(b)	(22,404)	(275,199)	(104,819)	(91.9)	> (100.0)

Net loss	$(96,299)	$(388,864)	$(161,248)	(75.2)	> (100.0)

				Percent Change
	2004	2003	2002	2004 vs 2003	2003 vs 2002
Operating Data:
Average Daily Rate	$106.65	$101.23	$105.19	5.4%	(3.8)%
Occupancy	65.5%	68.4%	67.8%	(4.2)	0.9
Revenue Per Available Room (RevPAR)	$69.82	$69.27	$71.35	0.8	(2.9)

(a)	Includes gains or losses on debt extinguishment for the years ended December 2004 and 2003, as well as changes in fair value and losses on fair value of non-hedging derivatives in the year ended December 31, 2002.
(b)	Includes loss on asset impairments of $7.4 million, $267.7 million and $78.7 million for the years ended December 31, 2004, 2003, and 2002, respectively. Also includes loss on disposal of $14.1 million, $2.4 million and $21.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Year ended December 31, 2004 compared with the year ended December 31, 2003

Continuing Operations Results

Our 73 properties in continuing operations include two properties acquired in 2004, two properties of which we intend to dispose, and nine properties in Florida that were most significantly impacted by a series of four hurricanes in August and September 2004. Operating results have been impacted by these events. For more information regarding the impact of these hurricanes, see “— Results Overview”. In order to provide a useful comparison, where appropriate, this section includes discussion and analysis of our results as a whole and discussion and analysis of results of the 60 comparable hotels that were in normal operations for the current period and the prior year period. The nine Florida hotels impacted by the hurricanes, two hotels of which we intend to dispose, and the two acquired hotels are excluded.

The following table presents operating data for our 60 comparable hotels:

	2004	2003	Percent Change
Operating Data:
ADR	$100.28	$95.55	5.0%
Occupancy %	67.8%	68.7%	(1.3)
RevPAR	$67.99	$65.62	3.6

Total revenue.    Total revenue increased by $21.6 million or 2.8% in 2004 compared to 2003, primarily due to a $19.0 million increase to $507.9 million in room revenue directly attributable to an increase in ADR, combined with a $10.1 million increase in food revenue. ADR increased 5.4% for the year ended December 31, 2004 when compared with the same period in 2003 due to our two acquired properties as well as the result of the industry benefiting from an increase in travel due to a general strengthening of the economy, partially offset by revenue losses from our hurricane impacted hotels. The decrease in occupancy of 4.2% over the same period was due to rooms out of service as a result of the Florida hurricanes, the impact of having less available rooms due to hotel room renovations, as well as a focus on increasing daily rates, which resulted in lower group, contract, and internet sales. Approximately 2.9% of the 4.2% decrease in occupancy was specifically due to the rooms out of service as a result of the Florida hurricanes.

For the 60 comparable hotels, total revenue increased by $19.5 million or 3.2% from $611.2 million in 2003 to $630.7 million in 2004. The increase in room revenue represents $15.8 million of the total increase which was primarily due to an increase in ADR of $4.73 and RevPAR of $2.37, which resulted from the general strengthening of the economy and lodging industry. Revenue growth was negatively impacted due to the short term effects of brand conversions and rooms out of service during renovations and as a result of the Florida hurricanes. RevPAR increased $4.19 or 6.4% as adjusted for room nights out of service during the period due to renovations and the impact of the Florida hurricanes to our comparable hotels.

Hotel operating expenses.    Hotel operating expenses increased $10.6 million or 3.4% in 2004 compared to 2003. The increase was primarily attributable to a $7.5 million or 5.1% increase in food and beverage expense primarily due to the expenses of hotels acquired in 2004. In addition, rooms expense increased by $5.5 million or 4.5% mainly due to the restoration of services with an emphasis on improving guest satisfaction, rising labor and benefits costs, the impact of renovation-related costs, the impact of brand conversion costs and brand initiatives and the effect of expenses of hotels acquired in 2004. Prior period results also reflect aggressive cost reductions in anticipation of economic impacts associated with the war in Iraq and associated tensions.

For the 60 comparable hotels, rooms expense increased by 5.3% from $104.6 million in 2003 to $110.1 million in 2004 with a slight decrease in margin of 0.3% when comparing room revenue to rooms expense, mainly due to the impact of renovation related costs. Food and beverage margins were relatively flat year over year as menu pricing had substantially caught up to increasing food and beverage costs.

Other operating expenses.    Other operating expenses include general and administrative expenses, property operating costs, depreciation and amortization, non-income taxes, and insurance. Individual variations in these expenses were as follows:

•	Corporate general and administrative expense increased by $2.3 million or 19.3% from 2003 to 2004 reflecting higher corporate operating expenses based on more complete staffing levels after the separation from Interstate Hotels, and higher costs for complying with expanded public company regulatory requirements. This line item also includes a $4.0 million income adjustment to reduce employee compensation costs due to the change in accounting treatment of an equity based compensation plan, a $2.0 million expense adjustment related to prior years’ workers’ compensation claims, a $1.0 million expense for general liability and hurricane insurance claims-related legal costs, and a $1.6 million expense related to incentive plan grants.
•	Property operating costs, which consist of repairs and maintenance, energy, franchise and management costs, increased $3.1 million or 2.7% during 2004 as compared to 2003 mainly due to increases in repairs and maintenance of $3.0 million due to a reduction in eligible purchase rebates, and the increased property operating costs associated with the two hotels acquired in 2004. Energy costs decreased by 1.1% due to a strategic program implemented in late 2003, which was designed to help us manage the increasingly volatile energy costs at our hotels.
•	Property taxes decreased by $2.8 million primarily due to our efforts to ensure that our properties were accurately valued due to market conditions caused by the economic downturn in specific areas. Insurance expense decreased $1.3 million or 10.2% for the year ended December 31, 2004 as compared to 2003 primarily due to a reduction in property insurance premiums upon renewal which was partially offset by the costs associated with the two hotels acquired in 2004.
•	Depreciation and amortization expense increased $3.2 million or 3.4% in 2004. The increase is due to additional depreciation on our properties acquired in 2004, as well as a significant increase in capital expenditures.

Loss on asset impairments.    We recognized losses on asset impairments totaling $12.3 million and $295.0 million related to our assets planned for disposition during the years ended December 31, 2004 and 2003, respectively. Of these total asset impairment losses, $7.4 million and $267.7 million for 2004 and 2003, respectively, are included in discontinued operations. The impairment losses recorded during 2004 primarily represent a decrease in estimated proceeds from the sale of our remaining assets planned for disposition. Impairments were significant during 2003 due to our decision during the year to expand our asset disposition program, thereby resulting in a change in our expected holding period for these assets. Impairment charges were lower in 2004, as we did not add a significant number of properties to our disposition program.

Equity in income of and interest earned from unconsolidated affiliates.    Equity in income of and interest earned from unconsolidated affiliates consists of income earned from two investments in which we own non-controlling interests and do not consolidate in our financial statements. We recognize a proportionate share of the profit and loss earned by the Radisson Lexington Avenue Hotel, an equity method investment acquired in 2004, as well as interest income on the $40 million loan made to this entity. As of December 31, 2004, we recognized interest income of $1.4 million and equity in income of $0.2 million. In addition, we recognize a preferred return of 16% (12% for the last three weeks of the year) from our investment in MIP, which is accounted for using the cost method. Income of $11.5 million in 2004 from MIP includes a reversal of a $1.4 million reserve due to the favorable change in their collectibility assessment. Our 2003 results include a $25 million impairment charge on MIP, partially offset by $7.4 million of preferred return income on MIP. See “Recent Developments” in Item 1 of this Form 10-K for a discussion of these investments.

Interest expense, net.    Net interest expense declined 9.7% or $13.7 million in the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily due to repurchases of higher interest bearing debt, incurrence of lower interest bearing debt, and the effect of the interest rate swap we entered into in April 2004.

Other significant items, net.    For the year ended December 31, 2004, we recorded a total loss on early extinguishment of debt of $8.0 million consisting of a $3.0 million loss on the purchase of $44.3 million of 9.125% senior notes, a $2.0 million loss on the paydown of $25.8 million of 10.5% senior notes, a $1.7 million loss on the exchange of $49.2 million senior subordinated notes through the issuance of 8,138,728 shares of common stock, and a $1.3 million loss on the extinguishment of $29.5 million senior notes. For the year ended December 31, 2003, we recorded a gain on early extinguishment of debt of $4.1 million consisting of a $1.4 million gain on the purchase of $154.3 million of 4.75% convertible notes due in 2004, a $1.5 million gain on the purchase of $22.6 million of 8.75% senior subordinated notes due 2007, an aggregate loss of $0.3 million due to a further repurchase of $59.8 million of these notes, and a $1.5 million gain on the exchange of $39.2 million of senior subordinated notes in exchange for 6,669,506 shares of our common stock.

Loss from discontinued operations

During the year ended December 31, 2004, we completed the disposal of 21 hotels in separate transactions for an aggregate of $155.7 million in cash, resulting in loss on disposal of $14.1 million. Loss on disposal resulted primarily from the recognition of $10.9 million in termination fees payable to Interstate Hotels with respect to these hotels’ management contracts. As of December 31, 2004, we had no hotels classified as held for sale. Discontinued operations for the year ended December 31, 2004 included impairment charges totaling $7.4 million related to the assets sold during the year. Discontinued operations for the year ended December 31, 2003 included impairment charges totaling $267.7 million.

Year ended December 31, 2003 compared with the year ended December 31, 2002

Continuing Operations Results

Total revenue.    Total revenue decreased by $14.9 million or 1.9% in 2003 compared to 2002, primarily due to a $15.1 million or 3.0% decrease in room revenue directly attributable to a decrease in average daily rate. The average daily rate declined 3.8% for the year ended December 31, 2003 when compared with the same period in 2002 due to the downward pressures on our rates as a result of soft corporate transient and leisure demand throughout the year, coupled with an increase in sales through lower rated group, contract, and internet sales channels. The slight increase in occupancy over the same period did not significantly offset the rate decline.

Hotel operating expenses.    Hotel operating expenses increased by $10.1 million or 3.4% from 2002 to 2003 due primarily to increases in food and beverage expenses and other hotel operating costs. These expenses increased mainly due to our focus on improving guest satisfaction, as well as an increase in occupancy in 2003 over 2002.

Other operating expenses.    Other operating expenses include general and administrative expenses, property operating costs, depreciation and amortization, and property taxes, insurance and other. The decrease of $1.8 million or 0.4% from 2002 to 2003 was due primarily to a $14.5 million charge incurred related to the settlement of a $42.1 million term loan due from Interstate Hotels during late 2002. Excluding that charge, other variations in these expenses were as follows:

General and administrative expenses at the hotel level decreased by 0.7% or $0.8 million, due to a reduction in selling expenses at the hotels of 2.2%. Property operating costs, which consist of repairs and maintenance, energy, franchise and management costs, increased $1.6 million or 1.4% during 2003 to $114.0 million. Increases in repairs and maintenance expense of $1.6 million and energy costs due to the civil disruptions in Venezuela and the war in Iraq of $2.0 million were partially offset by decreases in franchise and management fees totaling $1.4 million. We began implementing a strategic energy plan across our portfolio during the fourth quarter of 2003, which is designed to aid in the control of volatile energy costs. Depreciation and amortization decreased $1.5 million or 1.6% in 2003 due to the reduction in the book value of our property and equipment stemming from the substantial asset impairment charge in the first half of 2003. Also contributing to the decline were the early extinguishments of debt, thereby reducing on-going amortization of related deferred financing costs.

Loss on asset impairments.    We recognized losses on asset impairments totaling $295.0 million and $78.7 million related to our asset disposition program during the years ended December 31, 2003 and 2002, respectively. Of these total asset impairment losses, $267.7 million and $78.7 million for the years ended 2003 and 2002, respectively, are included in discontinued operations.

Equity in income of and interest earned from unconsolidated affiliates.    The value of our $40 million investment in MIP, which owns eight hotels and is accounted for on a cost basis, declined during 2003 due to the continued decline in MIP’s cash flow, particularly driven by results in four of its hotel markets. The accounting rules for cost basis investments require that declines in value that are other than temporary be recognized currently. Since the decline in the value of our underlying investment in MIP was other than temporary, we recognized an impairment loss of $25.0 million on this investment during the fourth quarter of 2003.

Interest expense, net.    Net interest expense increased by $4.5 million or 3.3% primarily due to the July 2003 issuance of 9.5% convertible subordinated notes due 2010 to substantially repurchase our 4.75% convertible notes (see Note 8 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).

Other significant items, net.    We recognized gains totaling $4.1 million during 2003 related to the early extinguishments of debt. On July 1, 2003, we completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. The proceeds from the issuance were used to repurchase $150.6 million of the $154.3 million of outstanding 4.75% convertible notes due 2004, at varying prices, resulting in a $1.4 million gain.

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

We had three swap agreements that did not qualify for treatment as cash-flow hedges under SFAS No. 133, expire, one in December 2002, one in April 2003 and one in July 2003. Results for 2002 included a net expense of $4.4 million related to the swap agreements in place during that time. Results for 2003 were not materially affected by marking to market the swap agreements that expired during 2003. Results for 2002 also included a $4.7 million loss on the fair value of derivatives due to the repayment of debt that was originally hedged.

Loss from discontinued operations

During 2003, we completed the sale of 15 hotels in separate transactions for an aggregate of $127.9 million in cash, resulting in loss on disposal of $2.4 million. As of December 31, 2003, we had seven hotels classified as held for sale, all of which were sold during 2004. Discontinued operations for the year ended December 31, 2003 included impairment charges totaling $276.7 million related to the assets included in our disposition program. Discontinued operations for the year ended December 31, 2002 included impairment charges totaling $78.7 million, and a net loss of $21.2 million related to assets sold that year.

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

FFO

We use FFO as a measure of our performance. The following reconciles our GAAP net loss to FFO on a diluted basis (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2004		2003		2002
Net loss	$(96,299)		$(388,864)		$(161,248)
Depreciation and amortization of real estate assets	95,575		105,902		115,786
Loss on disposal of assets	14,065		2,356		21,197
Equity compensation adjustment	(3,983	)(D)	-		-
Minority interest to common OP unit holders	(2,943)		(17,177)		(11,139)

FFO	6,415	(A)	(297,783	)(B)	(35,404	)(C)

FFO per share	$0.08		$(5.55)		$(0.72)

Weighted average number of shares of common stock outstanding for FFO	83,978		53,630		48,900

(A)	Funds from operations included the effect of asset impairment charges, loss on early extinguishments of debt, and write off of deferred financing fees, and exclude an equity compensation adjustment recognized during the twelve months ended December 31, 2004, totaling $(26.0) million or $(0.31) per diluted share. The weighted average number of shares of common stock outstanding at December 31, 2004 on a fully diluted basis was 84.0 million.
(B)	Funds from operations included the effect of asset impairment charges, gain on early extinguishments of debt, and write off of deferred financing fees during the twelve months ended December 31, 2003, totaling $(319.2) million or $(5.92) per diluted share. The weighted average number of shares of common stock outstanding at December 31, 2003 on a fully diluted basis was 53.9 million.
(C)	Funds from operations included the effect of asset impairment charges and write off of deferred financing fees during the twelve months ended December 31, 2002, totaling $(81.9) million or $(1.67) per diluted share, using a diluted share count of 48.9 million shares.
(D)	Our net loss for the twelve months ended December 31, 2004 includes a $4.0 million adjustment to reduce compensation expense as a result of the adjustment to our previous accounting for POPs compensation plan (see Note 10 to the financial statements). We have removed the impact of this adjustment from our calculation of FFO, as presented in this report, for the twelve months ended December 31, 2004 presented above. Had FFO not been adjusted for this item, our FFO would have been $10.4 million ($0.12 per share) for the twelve months ended December 31, 2004. As a result, the FFO reported above does not equal the FFO reported in our press release issued on February 16, 2005.

The following reconciles our outstanding shares used to calculate net loss per share to our outstanding shares used to calculate FFO per diluted share (amounts in thousands):

	Year Ended December 31,
	2004	2003	2002
Reconciliation from Basic Shares:
Weighted average number of basic shares of common stock outstanding for basic net loss per share calculation	81,542	50,807	44,931
Additional common stock equivalents for FFO:
Operating partnership units	2,375	2,783	3,952
Stock options	61	40	17

Weighted average number of shares of common stock outstanding for diluted FFO	83,978	53,630	48,900

Reconciliation from Diluted Shares:
Weighted average number of diluted shares of common stock outstanding for diluted net loss per share calculation	83,917	53,406	48,381
Additional common stock equivalents for FFO:
Operating partnership units	-	184	502
Stock options	61	40	17

Weighted average number of shares of common stock outstanding for diluted FFO	83,978	53,630	48,900

Financial Condition, Liquidity, and Capital Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings, funds from the sales of assets and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, debt repurchases, investments in hotels (including capital projects and acquisitions), and escrow requirements. Our debt strategy includes considering opportunities to repay debt and to reduce our overall cost of borrowing, such as through low interest rate mortgages and interest rate swaps. We believe we currently have sufficient cash on hand, and we expect to have adequate cash flow during the next twelve months in order to fund our operations, capital commitments and debt service obligations. We did not pay a dividend on our common stock during 2004, nor do we expect to pay one in 2005. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions, and since September 11, 2001 have been significantly affected by geopolitical concerns and other factors affecting business and leisure travel. If general economic conditions are significantly worse than we expect for an extended period, this will likely have a negative effect on our projections of available cash flow and liquidity.

Factors that may influence our liquidity include:

•	Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety related primarily to terrorism and related concerns, capital investments required to maintain our property’s competitive position, insurance coverage and timing of hurricane-related expenditures and related insurance receipts, and other operating risks described under the caption, “Risk Factors—Operating Risks” in Item 1 of this Annual Report on Form 10-K;

•	Factors that affect our access to bank financing and the capital markets, including operational risks, high leverage, covenant compliance, interest rate fluctuations, and other risks described under the caption “Risk Factors—Financing Risks” in Item 1 of this Annual Report on Form 10-K; and

•	Other factors described previously under the caption, “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

We generally intend to hold unrestricted cash balances of $40 million to $50 million in our operating accounts as a hedge against economic and geopolitical uncertainties, as well as to provide for our recurring cash requirements. We established a $50 million secured revolving bank line in December 2003, maturing in December 2006, which is fully available and increases our flexibility in managing our liquidity.

On April 23, 2004, we raised proceeds through the issuance and sale of 12.0 million shares of common stock at a price to the public of $6.25 per share pursuant to our effective shelf registration statement filed under the Securities Act of 1933. The offering closed on April 28, 2004 with net proceeds of approximately $72.3 million. This equity issuance enabled us to raise cash with a deployment strategy to acquire assets with strong brand affiliations and higher growth rate potential in strong markets.

During the year ended December 31, 2004, we disposed of 21 primarily underperforming assets with 5,261 rooms for $155.7 million in cash and $11.1 million in reduction of debt. These assets were largely upscale and midscale assets that do not fit with our upper upscale focus, were located in markets that are not strategically important to us or where we have multiple assets, had significant capital expenditure needs or produced insufficient cash flow or have lower growth opportunities. Proceeds were used to upgrade the existing portfolio through our asset renovation program or acquisition strategy, or to redeem debt.

On May 10, 2004 we acquired the four-star, four-diamond rated Ritz-Carlton, Pentagon City in Arlington, Virginia for a purchase price of $93 million. The 366-room luxury hotel is operated by The Ritz-Carlton Hotel Company, LLC under a long-term contract. The hotel features nearly 18,000 square feet of meeting space, which can accommodate meetings of up to 900 guests. On June 30, 2004, we partially financed the acquisition through closing on a $55.8 million fixed-rate mortgage loan, which is secured by this property, matures on June 1, 2011 and bears interest at an annual fixed rate of 5.8%. We financed the remainder of the acquisition cost with cash on hand.

Additionally, on June 25, 2004, we acquired the 485-room Marriott Irvine in Orange County, California, for a purchase price of $92.5 million. The hotel is operated by a subsidiary of Marriott International, Inc. under a long-term contract. The hotel features 30,000 square feet of meeting space, including a 13,000 square foot ballroom that can accommodate meetings of up to 1,500 guests. To take advantage of the current low interest rate environment, we financed a portion of the acquisition with a $55.5 million fixed-rate mortgage, which is secured by this property, matures on July 1, 2011 and bears interest at an annual fixed rate of 5.69%. We financed the remainder of the acquisition cost with cash on hand.

On October 1, 2004, we acquired an interest in the 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan. We made a total investment of $50 million, including a loan that matures on October 1, 2014 and yields $5.8 million of cumulative annual interest and a 49.99% equity participation in the income and losses of the hotel. The investment was financed with cash on hand. The loan is secured by a pledge of the equity interests held by the borrower in an indirect parent of the owner of the hotel, and has a 10-year term. The loan is subordinate to a $150 million financial institution loan, but has priority over all equity interests. Our equity investment is accounted for under the equity method of accounting. Under the equity method of accounting, we recognized $0.2 million of equity in the income of our investment during the fourth quarter 2004 and received distributions of $0.8 million. However, due to seasonality of the market, we expect that our equity in the income of the investment could be less in the first three quarters of each year as compared to the last quarter of the year. This seasonality could also impact the timing of distributions received.

Our investment in MIP yielded a payment of $10 million in December 2004 and $15.5 million in February 2005. The payments were applied against our outstanding receivable balance. See “Recent Developments” for further discussion.

During the year ended December 31, 2004, we invested approximately $134 million in our existing assets through our aggressive asset renovation program for our assets. We expect to invest a total of approximately $100 million on capital expenditures in 2005, including $15 million to complete projects started in 2004 and excluding hurricane-related capital expenditures. The amount of hurricane-related capital expenditures has not yet been fully determined, however, we anticipate it to well exceed $100 million, most of which we expect to be reimbursed by our insurance carriers.

As part of our strategy to manage our leverage, we have retired debt with higher interest rates and acquired debt with lower interest rates. During fiscal 2004, we retired $49.2 million of our 8.75% senior subordinated notes (plus $0.9 million of accrued interest) by issuing 8.1 million shares of common stock. In addition, we purchased from available cash $99.6 million of our senior unsecured notes, including $25.8 million of the 10.5% notes, $29.5 million of the 9.0% notes and $44.3 million of the 9.125% notes. Following these exchanges and the repurchases, we had $34.2 million of outstanding senior subordinated notes due 2007 and $850.4 million of outstanding senior unsecured notes. These transactions have allowed us to reduce our cost of borrowing and improve our credit statistics.

On January 26, 2005, we entered into a $37.7 million mortgage loan on our Hilton Crystal City hotel that bears interest at a fixed rate of 5.84%. The mortgage requires interest payments only for the first three years and then monthly payments of interest and principal over the remaining portion of the ten year term of the loan.

In August and September 2004, a number of our hotels located in Florida incurred substantial damage and business interruption. While we have comprehensive insurance coverage for both property damage and business interruption, we are experiencing a decline in revenues due to the full or partial closure of certain hotels, and we will not be able to recognize any income from business interruption insurance or gains on replacement of damaged property until all contingencies related to the insurance payments have been resolved. Additionally, we may experience a timing delay between cash outflows and cash inflows, as we may incur costs to rebuild the damaged properties, and temporary negative cash flows associated with affected properties, that may not be reimbursed by the insurance carriers for several periods. Additionally, we are liable for any policy deductibles. While this timing difference may have some impact on our short term liquidity, we believe that we will be able to meet all of our short term cash needs through a variety of means, including reducing capital expenditures, borrowings under our credit facility and the placement of mortgages, if necessary. For more information regarding the impact of these hurricanes, see “—Results Overview.”

As of December 31, 2004, we had $58.4 million of cash held in escrow, which was required by certain debt agreements and the interest rate swap agreement. Our cash balance held in escrow may increase or decrease based upon the performance of our encumbered hotels, our ability to obtain timely capital reimbursements, and the fair value of our interest rate swap. Of the $58.4 million, approximately $25 million was available to fund capital expenditures as of December 31, 2004.

Sources and Uses of Cash

The following table shows our consolidated cash flows, generated by (used in) our various activities, for the years ended December 31 (in thousands):

	2004	2003	2002	2004 vs 2003	2003 vs 2002
Operating activities	$10,914	$(17,136)	$57,898	$28,050	$(75,034)
Investing activities	(234,488)	104,768	4,266	(339,256)	100,502
Financing activities	54,585	109,485	(51,921)	(54,900)	161,406

Our operating results and the amount of cash generated by our hotel operations were adversely affected beginning in late 2001 by a general downturn in the economy compounded by the events of September 11, 2001, and while we are seeing the impacts of a recovering economy, our operating results have continued to be affected by the reduction in travel resulting from economic conditions, geopolitical events, war, the continued threat of domestic terrorism, and other factors affecting business and leisure travel. Cash flow from operations increased in 2004 primarily due to the impact of increased revenues due to the refocusing of our portfolio assets, as well as the generation of new revenues from our hotels acquired in 2004, and as a result of the lodging industry economic recovery.

We used a net $234.5 million of cash from investing activities during the year ended December 31, 2004, primarily due to:

•	$182.4 million for acquisition of hotels, net of cash acquired;

•	$134.0 million in capital expenditures (including $5.6 million of capitalized interest);

•	$50.5 million for an investment in a hotel;

•	$15.9 million increase in cash restricted for mortgage escrows and our interest rate swap; and

•	$7.5 million in costs associated with our disposition program, partially offset by

•	$155.7 million in proceeds from the sale of 21 hotel assets.

Our investing activities provided a net $104.8 million of cash during the year ended December 31, 2003, resulting primarily from:

•	$127.9 million in proceeds from the sale of 15 hotel assets; and

•	$42.1 million from Interstate Hotels for the repayment of its note receivable; partially offset by

•	$36.2 million in capital expenditures (including $3.1 million of capitalized interest);

•	$22.2 million increase in cash restricted for mortgage escrows; and

•	$6.8 million in costs associated with our disposition program.

Our investing activities provided a net $4.3 million of cash during 2002, resulting primarily from:

•	$60.7 million of proceeds from the sale of five hotels; partially offset by

•	$47.3 million of hotel capital expenditures (including $4 million of capitalized interest), and

•	$7.5 million of advances to Interstate Hotels.

We generated a net $54.6 million of cash from financing activities during the year ended December 31, 2004 due mainly to:

•	$109.7 million from the issuance of new debt, net of issuance costs;

•	$72.3 million from the issuance of common stock; partially offset by

•	$118.4 million in repayments and repurchases of debt; and

•	$8.7 million in subsidiary partnership interest purchases.

We generated a net $109.5 million of cash from financing activities during the year ended December 31, 2003 due mainly to:

•	$260.5 million from the issuance of new debt, net of issuance costs;

•	$95.4 million from the issuance of common stock; partially offset by

•	$245.7 million in repayments and repurchases of debt.

We used $51.9 million of cash in financing activities during the year ended December 31, 2002, primarily due to:

•	$352.5 million in repayments and repurchases of debt; partially offet by

•	$300.5 million from the issuance of new debt, net of issuance costs.

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

Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2004	2003
Senior unsecured notes due 2011 – 9.125%	$355,665	$400,000
Senior unsecured notes due 2008 – 9.0%	270,500	300,000
Senior unsecured notes due 2009 – 10.5%	224,187	250,000
Secured facility, due 2009	302,979	309,035
Secured facility, due 2013	99,293	100,765
Convertible subordinated notes	170,000	173,705
Senior subordinated notes	34,225	83,438
Mortgage and other debt	125,051	27,011
Unamortized issue discount	(3,950)	(5,926)

	$1,577,950	$1,638,028
Fair value adjustment for interest rate swap	(4,674)	-

	$1,573,276	$1,638,028

As of December 31, 2004, 81% of our debt bore fixed rates of interest, and the remaining 19% bore interest at fixed rates that have been, since April 2, 2004, effectively swapped to a floating rate. Our overall weighted average interest rate was 8.51% after giving effect to the interest rate swap. Based on market prices at December 31, 2004, the fair value of our long-term debt was $1.69 billion.

Credit facility.    On December 19, 2003, we entered into a three-year $50 million senior credit facility, secured by six of our hotels, and terminated our previous credit facility. The facility bears interest at an annual rate of the London Interbank Offered Rate, or LIBOR, plus 450 basis points. As of December 31, 2004 and 2003, we had no outstanding borrowings under this facility.

The facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to compliance with financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for us to maintain our status as a REIT and our ability to incur additional secured and total indebtedness. There are no ratings-based covenants in the facility.

Senior unsecured notes.    During the year ended December 31, 2004, we repurchased, using available cash, $99.6 million of our senior unsecured notes, including $29.5 million of the 9.0% notes due 2008, $44.3 million of the 9.125% notes due 2011, and $25.8 million of the 10.5% notes due 2009. We recorded a loss on early extinguishment of debt of $6.2 million and wrote off deferred financing costs of $1.2 million related to these repurchases which is included in depreciation and amortization expense on the accompanying consolidated statements of operations.

The senior unsecured notes are general, unsecured obligations of MHOP, our principal operating subsidiary, and we and various subsidiaries of MHOP guarantee payment of principal and interest on the notes. These notes contain various restrictive covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is having a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity) in order to enter into certain types of transactions, including the repurchase of our stock, the issuance of any preferred stock, the payment of certain dividends, the incurrence of any additional debt, or the repayment of certain outstanding debt before it comes due. As of December 31, 2004, our fixed charge coverage ratio was significantly below 2 to 1, and therefore we were not permitted generally to enter into those transactions, except as noted below.

There are certain exceptions with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We have the ability to incur up to $300 million of secured financing within restricted subsidiaries, subject to meeting other maintenance tests under the indentures, of which $194.5 million was available at December 31, 2004. We also have a general carve-out to incur $50 million of unspecified borrowings within a restricted subsidiary, of which the full amount was available at December 31, 2004. We have the ability to incur debt financing within an unrestricted subsidiary, such as the $55.5 million mortgage financing related to the acquisition of Marriott Irvine. Additionally, we are permitted to repay subordinated debt prior to its maturity from the proceeds of an equal or junior financing with a longer term than the debt refinanced, an equity offering, or a financing within an unrestricted subsidiary.

Secured facilities.    We completed a $330 million non-recourse financing secured by a portfolio of 19 hotels in 1999. The loan bears a fixed annual interest rate of 8.01% and matures in 2009. The secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003. Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels during the low NOI period, they will release cash for all capital expenditures on the 19 encumbered properties beginning April 1, 2003, subject to the servicer’s review and approval. As of December 31, 2004 and December 31, 2003, $29.9 million and $27.2 million, respectively, of cash was held in escrow under this provision. Escrowed funds totaling $21.0 million were available to fund capital expenditures under this provision as of December 31, 2004. From January 1, 2005 through March 7, 2005, we have received cash reimbursements of $6.2 million from the servicer related to capital expenditures incurred on the 19 encumbered properties.

The fair value adjustments for the interest rate swap agreement of net $(4.7) million that are discussed in further detail below are related to the outstanding secured facility balance of $303.0 million as of December 31, 2004.

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

Convertible subordinated notes.    On July 1, 2003, we completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. These notes are convertible into our common stock at any time prior to or at maturity at a conversion price of $10.18 per share (equal to a conversion rate of 98.2318 shares per $1,000 principal amount of notes).

The proceeds from the issuance of the 9.5% convertible subordinated notes were used to repurchase $150.6 million of our $154.3 million 4.75% convertible notes due 2004, at varying prices, resulting in an aggregate discount of approximately $1.4 million. These convertible notes were convertible into our common stock at a rate of 23.2558 shares per $1,000 in principal amount, which equaled approximately $43.00 per share. On October 15, 2004, the remaining $3.7 million balance of 4.75% convertible notes were repaid at maturity.

Senior subordinated notes.    The senior subordinated notes are unsecured obligations due in 2007, and provide for semi-annual payments of interest each February 15 and August 15 at an annual rate of 8.75%. The related indenture contains various restrictive covenants, which are similar to those in our senior unsecured notes.

The senior subordinated notes are subject to redemption at our option. Under the indenture governing these notes, the redemption price for redemptions occurring through August 15, 2005 will be 101.458% of the principal amount plus accrued and unpaid interest, and for redemptions occurring after August 15, 2005 the redemption price will be 100.0% of the principal amount plus accrued and unpaid interest.

During the year ended December 31, 2004, we retired $49.2 million of our senior subordinated notes (plus $0.9 million of accrued interest) through the issuance of 8,138,728 shares of common stock. We recorded a loss on early extinguishment of debt of $1.7 million and wrote off deferred financing costs of $0.5 million related to this activity. The write off of deferred financing costs is included in depreciation and amortization expense on the accompanying consolidated statements of operations. This transaction allowed us to reduce our cost of borrowing and retire higher yielding, covenant-restrictive debt, that could not have otherwise been repaid. In February 2005, we repurchased, using available cash, $1.49 million of our senior subordinated notes.

Mortgage and other debt.    As of December 31, 2004, we had three mortgage loans, two of which were obtained during the second quarter of 2004. The new mortgages obtained in 2004 allowed us to take advantage of the low current interest rate environment, reducing our overall cost of borrowing.

We financed a portion of the Marriott Irvine acquisition (see “Asset Acquisitions” below) with a $55.5 million fixed-rate mortgage loan effective June 25, 2004, which matures on July 1, 2011 and bears interest at an annual fixed rate of 5.69%. On June 30, 2004, in connection with The Ritz-Carlton, Pentagon City acquisition (see “Asset Acquisitions” below), we entered into a $55.8 million fixed-rate mortgage loan, which matures on June 1, 2011 and bears interest at an annual fixed rate of 5.8%.

We had a mortgage loan on a hotel property that was to mature in 2011 and carried an interest rate of 8.8%; however, the lender, with our acquiescence, initiated foreclosure proceedings on the property which were completed on September 7, 2004, and we relinquished the property to the bank. The carrying value of the mortgage loan and the fair value of the property both approximated $11 million. This property is included in discontinued operations.

Our other individual mortgage matures in 2011 and carries a fixed interest rate of 9.0% with an initial principal amount of $17.0 million.

On January 26, 2005, we entered into a $37.7 million mortgage loan on our Hilton Crystal City hotel that bears interest at a fixed rate of 5.84%. The mortgage requires interest payments only for the first three years and then monthly payments of interest and principal over the remaining portion of the ten year term of the loan.

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

For a derivative qualifying as a fair value hedge, the change in net unrealized gain or loss upon measuring the fair value hedge and the fair value of the debt instrument is recorded in our consolidated statements of operations. These amounts offset each other as there was no ineffective portion and therefore had no impact on our net loss for the year ended December 31, 2004. The fair value of the swap is recorded as either an asset or liability, with a corresponding increase or decrease to the carrying value of the debt instrument being hedged on our consolidated balance sheets. The fair value of our hedge was approximately a $4.7 million liability as of December 31, 2004. This amount is recorded on our consolidated balance sheet in the other liabilities line item with a corresponding debit recorded to long-term debt. During the year ended December 31, 2004, we earned cash payments of $4.2 million under the swap, which were recorded as a reduction in interest expense. In conjunction with the interest rate swap, we have posted collateral of $12.0 million as of December 31, 2004. The required collateral amount fluctuates based on the changes in the swap rate and the amount of time left to maturity. During 2004, our posted collateral ranged from $8.0 million to $20.9 million. However, due to the terms of the swap agreement, our posted collateral must be a minimum amount calculated per the agreement, which was $6.7 million as of December 31, 2004. We will receive all remaining collateral upon maturity of the swap.

During 2003, our only derivative instruments consisted of two swap agreements that did not qualify for treatment as hedges under SFAS No. 133, which expired in April 2003 and July 2003. During the year ended December 31, 2003, we recognized $4.0 million of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in that time period. For the year ended December 31, 2003, we made cash payments on those swaps of $4.0 million. The change in fair value and the swap payments are netted together on our consolidated statement of operations, thus resulting in no impact on consolidated net loss.

During the year ended December 31, 2002, we recognized $7.6 million of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in that time period. For the year ended December 31, 2002, we made cash payments on those swaps of $12.1 million. The change in fair value and the swap payments are netted together on our consolidated statement of operations. During the year ended December 31, 2002, we also recognized a $4.7 million loss on the fair value of derivatives no longer providing a hedge due to the repayment of the hedged debt.

Asset Acquisitions

During 2004, we invested in three properties, each of them having exceptional quality and exhibiting superior growth potential, and being located in three of the top performing markets in the country. We believe these factors will enable these investments to produce superior returns for our shareholders. Our two consolidated hotels, and while not consolidated into our results, the hotel for which we record equity in income, realized 2004 (full year) combined RevPAR of $132.74. RevPAR for our entire portfolio during 2004 was $69.82. The higher RevPAR of the acquired hotels is indicative of their overall earnings power.

On May 10, 2004 we acquired the four-star, four-diamond rated Ritz-Carlton, Pentagon City in Arlington, Virginia for a purchase price of $93 million. The 366-room luxury hotel is operated by The Ritz-Carlton Hotel Company, LLC under a long-term contract. The hotel features nearly 18,000 square feet of meeting space, which can accommodate meetings of up to 900 guests. On June 30, 2004, we partially financed the acquisition through the placement of a $55.8 million fixed-rate mortgage loan, which is secured by this property. The mortgage matures on June 1, 2011 and bears interest at an annual fixed rate of 5.8%. We financed the remainder of the acquisition cost with cash on hand.

Additionally, on June 25, 2004, we acquired the 485-room Marriott Irvine in Orange County, California, for a purchase price of $92.5 million. The hotel is operated by a subsidiary of Marriott International, Inc. under a long-term contract. The hotel features 30,000 square feet of meeting space, including a 13,000 square foot ballroom that can accommodate meetings of up to 1,500 guests. To take advantage of the current low interest rate environment, we financed a portion of the acquisition with a $55.5 million fixed-rate mortgage, which is secured by this property, matures on July 1, 2011 and bears interest at an annual fixed rate of 5.69%. We financed the remainder of the acquisition cost with cash on hand.

On October 1, 2004, we acquired a 49.99% interest in the 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan. We made a total investment of $50 million, which includes a $40 million mezzanine loan that matures on October 1, 2014 and yields $5.8 million of cumulative annual interest, and a $10 million equity interest in the hotel. The mezzanine loan is secured by a pledge of the equity interests held by the borrower in an indirect parent of the owner of the hotel, and has a 10-year term. The loan is subordinate to $150 million in senior notes, but has priority over all equity interests.

We will continue to be highly selective with potential acquisitions, focusing primarily on larger properties located in major urban markets or high-end resort destinations with high barriers to new competition, premium brand affiliations, significant meeting space and superior growth potential. The terms of our senior note indentures may limit our ability to obtain financing to acquire assets beyond certain limited exceptions (including up to $300 million of mortgage indebtedness, of which $194.5 million was available at December 31, 2004, and $50 million of general indebtedness) as we are below the required fixed charge coverage ratio of 2 to 1, at which level we would be permitted to generally incur debt without restriction.

Asset Dispositions

We have substantially completed our previously announced disposition program that repositioned our portfolio into one generally consisting of larger assets with significant meeting space in urban or high-end resort locations. Between January 1, 2003 and December 31, 2004, we disposed of 36 hotels with 8,109 rooms for total gross proceeds of $283.6 million in cash and $11.1 million in reduction of debt. Of these 36 hotels, 15 hotels were disposed of in 2003 and 21 hotels were disposed of in 2004. The reshaping of our portfolio has contributed to an increase in RevPAR, which, for our entire portfolio of properties (excludes nine properties affected by hurricanes in 2004), increased to $69.56 from $59.64 for the years ended December 31, 2004 and 2003, respectively.

In addition, we may from time to time receive offers on other assets that we might consider selling. We would consider any opportunities that have the potential to improve our financial condition or results of operations.

Capital Expenditures

We have developed a targeted renovation program that is designed to reduce the time and cost required to renovate hotels, allowing us to improve the quality of our hotels faster to take advantage of the rebound in the economy and better control the level of disruption associated with renovations. During the year, we accelerated our renovation program for certain key assets, which created some short-term disruption, but also positioned us to participate more quickly in the lodging industry recovery. We make ongoing capital expenditures in order to keep our hotels competitive in their markets and to comply with franchise obligations, as described further in “Operating Risks” (the potential adverse impact of our failure to meet the requirements contained in our franchise and licensing agreements) included in Item 1 – Risk Factors of this Annual Report on Form 10-K. Additionally, certain of our hotels’ management contracts and franchise agreements contain reserve requirements for property improvements. We fund our capital expenditures primarily from cash generated from operations and existing cash on hand and intend to use a portion of the proceeds from the sales of assets to provide capital for renovation work. We initiated an aggressive renovation program for our assets in the beginning of 2004, and invested a total of $134 million on capital expenditures in 2004. We anticipate investing a total of approximately $100 million in 2005, including $15 million to complete projects started in 2004 and excluding hurricane-related capital expenditures. The emphasis is on completing these projects on budget with minimal disruptions to operations. We focus on complete room and facility renovations, eliminating to the degree possible, piecemeal work where the typical consumer might not ascribe value to the improvements. We believe we are timing this work appropriately to take full advantage of the economic recovery. The amount of hurricane-related capital expenditures has not yet been fully determined, however, we anticipate it to well exceed $100 million, most of which we expect to be reimbursed by our insurance carriers.

Other Financial Information

Critical Accounting Policies and Estimates

Our consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. Preparing financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to the impairment of long-lived assets and the recording of certain accrued liabilities. We base our estimates and judgments on historical experience and other factors we believe to be reasonable under the circumstances. Some of our estimates are material to the financial statements. These estimates are therefore particularly sensitive as future events could cause the actual results to be significantly different from our estimates.

We believe that the following critical accounting policies, among others, affect our more significant estimates and assumptions used in preparing our consolidated financial statements:

Accounting for the impairment or disposal of long-lived assets

We are required by GAAP to perform an analysis to determine the recoverability of an asset’s carrying value whenever events or changes in circumstances indicate that a long-lived asset may be impaired. We make estimates of the undiscounted cash flows from the expected future operations or potential sale of the asset using the best information available at that time. If our analysis indicates that the carrying value is not recoverable from these estimates of cash flows, we write down the asset to estimated fair value and recognize an impairment loss. In conducting these analyses, we may also make assumptions about the asset’s expected useful life, future capital expenditures, and fair market value. Due to future changes in market or economic conditions and our continuing forecast and outlooks for future periods, we may need to revise our estimates of fair value and recognize additional impairment charges in future periods if circumstances indicate at that time that the carrying value of the assets may be impaired. In the past, market conditions have changed, causing additional impairment to be recognized due to a reduction in estimated sales price of our assets stemming from market forces.

We apply the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Hotels of which we dispose may be managed under agreements that require payments to the hotel management company as a result of termination. Any such liability will be recognized at the time the asset disposition is complete and a termination notice is provided to the hotel management company. At that time, the recognition of the termination obligation will be included in the calculation of the final gain or loss on sale and will be included in discontinued operations.

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

Held-for-sale classification requires that the sale be probable and that the transfer of the asset is expected to be completed within one year, among other criteria. Assessing the probability of the sale requires significant judgment due to the uncertainty surrounding completing the transaction, and as a result, we have the following policy in aiding in assessing probability. We classify the properties we are actively marketing as held for sale once all of these conditions are met:

•	Our board has approved the sale,
•	We have a fully executed agreement with a qualified buyer which provides for no significant outstanding or continuing obligations with the property after sale, and
•	We have a significant non-refundable deposit.

We carry properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. If our estimates of fair value are incorrect, the carrying values may not be accurately reflected. We cease depreciation at the time the asset is classified as held for sale. If material to our total portfolio, we segregate the assets and liabilities relating to our held for sale properties on our consolidated balance sheet. We also reclassify the operating results of properties held for sale as discontinued operations for all periods presented.

Depreciation and Amortization Expense

We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. We depreciate the majority of our buildings and improvements over an estimated useful life of 20 to 40 years, or the remaining terms of a ground lease, if shorter. We depreciate furniture, fixtures and equipment over lives ranging from five to seven years, and computers over three to five years. The estimated useful lives are based on our historical experience with similar assets, as well as our taking into account current market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives would affect depreciation expense and net income, as well as the gain or loss on the sale of any of our hotels.

Hurricane Related Insurance Recoveries

We have comprehensive insurance coverage for both property damage and business interruption relating to the properties affected by the August and September 2004 hurricanes. Our damage assessment teams, working with the adjusters for our insurance providers, are inspecting each of our affected properties and implementing restoration plans. The net book value of the property damage is currently estimated to be at least $65 million; however, we are still assessing the impact of the hurricanes on our properties, and actual net book value write-offs could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. For the year ended December 31, 2004, we have recorded a net fixed asset write-off and a corresponding insurance claim receivable for this $65 million net book value amount because we believe that it is probable that the insurance recovery, net of deductibles, will significantly exceed the net book value of the damaged portion of these assets. The recovery is based on replacement cost, and we have submitted claims substantially in excess of $65 million.

While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of these hotels, certain deductibles (primarily windstorm) and limitations will apply. Moreover, no determination has been made as to the total amount or timing of those insurance payments, and those insurance payments may not be sufficient to cover the costs of all the restoration of the hotels. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

As a result of the damage caused by the hurricanes, our properties experienced varying periods of business interruption and impacts on operations, including closure of certain hotels. Where possible and in order to mitigate loss of revenues, some permanent repairs to damaged properties have been deferred during the Florida “high season”, which generally lasts from late December through early April, in order to have facilities available to meet demand. These damaged facilities will be removed from service for permanent repairs at a later date. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding coverage for income losses sustained. To the extent that we are entitled to a recovery under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such receivable will then be reflected as a component of operating income. Any gain resulting from business interruption insurance for lost income will not be recognized until the relevant payments have been received and all contingencies related to the insurance recoveries are resolved. This income recognition criteria will result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected properties, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly results for some periods into the future.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires companies to recognize compensation cost relating to share-based payment transactions, and measure that cost based on the fair value of the equity or liability instruments issued. We are required to comply with the provisions of this statement beginning with the third quarter of 2005. We do not expect the adoption of this revised standard to have a material effect on our accounting treatment for share-based payments, as we adopted the transition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” on January 1, 2003 and elected to recognize compensation expense for options granted subsequent to December 31, 2002 under the fair-value-based method.

The FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” in December 2004, which amends current guidance to state that the rules for (a) incidental operations and (b) costs incurred to sell real estate projects do not apply to real estate time-sharing transactions. We are required to comply with the provisions of this statement for the third quarter of 2005. We do not expect the effect of this statement to be material.

The FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” in December 2004. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We are required to comply with the provisions of this statement for the third quarter of 2005. We have not entered into or modified any transactions within the scope of this standard, nor do we have any existing transactions that fall within the scope of SFAS No. 153.

EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” provides guidance that contingently convertible debt instruments are convertible debt, and should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. We are required to comply with the provisions of this statement for the year ended December 31, 2004. We have not entered into or modified any transactions within the scope of this standard, nor do we have any existing transactions that fall within the scope of this EITF. While our outstanding convertible subordinated notes as of December 31, 2004 are convertible into common stock, their conversion is not contingent upon any future event. Therefore, they have always been reviewed for diluted earnings per share effects, and this EITF has no impact.

Off-Balance Sheet Arrangements

We have future ground lease obligations related to our consolidated entities and properties. The ground leases are accounted for as operating leases, and are expensed evenly over the lives of the leases. These leases exist at properties where we do not own the land associated with our hotel. As of December 31, 2004, other than our equity method investment, we were not involved in any off-balance sheet arrangements.

Aggregate Contractual Obligations

The following table summarizes our aggregate contractual obligations as of December 31, 2004 (in thousands):

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-Term Debt Obligations (a)	$1,577,950	$11,147	$59,000	$786,900	$720,903
Operating Lease Obligations (b)	116,839	3,316	6,268	6,235	101,020
Purchase Obligations (c)	62,342	62,342	—	—	—
Termination Fees (d)	13,115	4,283	7,921	911	—
Fixed Interest Payments (e)	594,185	113,910	226,761	170,593	82,921

Aggregate Contractual Obligations	$2,364,431	$194,998	$299,950	$964,639	$904,844

(a)	The amounts shown include amortization of principal and maturities on our debt as well as discounts of $4.0 million on our senior notes. For a description of the material terms of our long-term debt, see “Financial Condition, Liquidity and Capital Resources – Long-Term Debt” section above.
(b)	Includes ground and building operating types of leases. The amounts shown are net of $0.1 million of sublease receipts.
(c)	Our purchase obligations consist of commitments for capital expenditures at our hotels, which include $14.3 million in hurricane related commitments (most of which we expect to be reimbursed by our insurance carriers) and $48.0 million in non-hurricane related commitments. Under our contracts, we have the ability to defer some of these expenditures into later years and some of the current year amount reflects prior year contracts that were deferred or not completed.
(d)	Termination fees related to the sale of our hotels, see “The Management Agreements – Interstate Hotels.”
(e)	Represents fixed interest payments on our debt.

The Managers operate our 73 hotels pursuant to management agreements with our taxable subsidiaries. Under these management agreements, the taxable subsidiaries pay a management fee for each property to the Manager of their hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

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

As part of our overall executive compensation, certain senior executives are employed under contracts as described in our proxy statements, and incorporated by reference as exhibits to this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our interest rate risk management objective is to manage the effect of interest rate changes on earnings and cash flows. We look to manage interest rates through the use of a combination of fixed and variable rate debt. To achieve our objectives, we may borrow at a combination of fixed and variable rates, and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We only enter into derivative or interest rate transactions for hedging purposes, and not for trading purposes. We do not engage in speculative transactions.

On April 2, 2004, we entered into an interest rate swap on our secured facility due 2009, effectively converting the interest the facility bears from a fixed rate to a floating rate. Under the swap, we receive fixed-rate payments of 8.01% and pay floating rate payments based on a one month LIBOR plus 444 basis points on an initial $307 million notional amount.

We have designated the interest rate swap as a fair value hedge for financial reporting purposes and the amounts paid or received under the swap agreement will be recognized over the life of the agreement as an adjustment to interest expense. Changes in the fair value of the swap and the secured facilities are reflected in the balance sheet as offsetting changes and have no income statement effect. The fair value of the interest rate swap at December 31, 2004 was a liability of approximately $4.7 million, which is included in the other liabilities line item on our consolidated balance sheet.

In conjunction with the interest rate swap, we have posted collateral of $12.0 million as of December 31, 2004. The required collateral amount fluctuates based on the changes in the swap rate and the amount of time left to maturity. During 2004, our posted collateral ranged from $8.0 million to $20.9 million. However, due to the terms of the swap agreement, our posted collateral must be a minimum amount calculated per the agreement, which was $6.7 million as of December 31, 2004. We will receive all remaining collateral upon maturity of the swap.

The table below provides information about our derivative financial instrument that is sensitive to changes in interest rates. The table presents contractual payments to be exchanged under the contract and weighted average interest rates by expected (contractual) maturity dates for our interest rate swap. Weighted average interest rates and notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average interest rates are based on implied forward rates in the yield curve as of December 31, 2004. The interest rate swap that we have entered into is strictly to hedge interest rate risk and not for trading purposes.

Expected Payment Date

($ in millions)

	2005	2006	2007	2008	2009	Total	Fair Value as of 12/31/04
Interest Rate Derivative
Interest Rate Swap
Fixed to Variable	$1.8	$(0.2)	$(1.5)	$(2.6)	$(2.2)	$(4.7)	$(4.7)
Average pay rate	7.25%	7.92%	8.40%	8.79%	9.11%
Average receive rate	8.01%	8.01%	8.01%	8.01%	8.01%

As a result of our interest rate swap, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. A change in one month LIBOR of 50 basis points would result in an increase or decrease in current annual interest expense of approximately $1.5 million.

As of December 31, 2004, approximately 19% of our outstanding debt bears fixed rates of interest that have been effectively swapped from a fixed rate to a floating rate, with the remaining 81% of debt bearing fixed rates of interest. Before the effect of the swap, all of our debt bears fixed rates of interest as follows (in millions):

Expected Maturity	Fixed Rate	Average Interest Rate
2005	$11,147	6.65%
2006	12,031	6.65%
2007	46,969	8.13%
2008	284,142	8.88%
2009	502,758	8.45%
Thereafter	720,903	8.48%

Total	$1,577,950	8.51%
Fair value adjustment for interest rate swap	(4,674)

	$1,573,276	8.51%

Fair Value at 12/31/04 of Total Debt	$1,693,754

Exchange Rate Risk

As of December 31, 2004, we had no foreign operations. We had previously owned four Canadian hotels, but our last property in Canada was sold in 2004. Our Canadian operations were not material to our consolidated financial position as of December 31, 2004 and 2003, or our consolidated results of operations and cash flows for each of the years in the three-year period ended December 31, 2004. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on our future cash flows we would receive from our foreign subsidiaries. Foreign currency transaction gains and losses were not material to our results of operations for the same periods. Additionally, we did not enter into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors

MeriStar Hospitality Corporation:

We have audited the accompanying consolidated financial statements of MeriStar Hospitality Corporation and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeriStar Hospitality Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MeriStar Hospitality Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

McLean, VA

March 15, 2005

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(Dollars and shares in thousands, except per share amounts)

	2004	2003
ASSETS
Property and equipment	$2,581,720	$2,481,752
Accumulated depreciation	(506,632)	(446,032)

	2,075,088	2,035,720

Assets held for sale	-	51,169
Investments in and advances to unconsolidated affiliates	84,528	33,177
Prepaid expenses and other assets	34,533	47,934
Insurance claim receivable	76,056	-
Accounts receivable, net of allowance for doubtful accounts of $691 and $2,040	33,719	46,532
Restricted cash	58,413	42,523
Cash and cash equivalents	60,540	230,884

	$2,422,877	$2,487,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$1,573,276	$1,638,028
Accounts payable and accrued expenses	75,999	83,458
Accrued interest	41,165	46,813
Due to Interstate Hotels & Resorts	21,799	16,411
Other liabilities	11,553	11,831

Total liabilities	1,723,792	1,796,541

Commitments and contingencies (Note 15)
Minority interests	14,053	37,785

Stockholders’ equity:
Preferred stock, par value $0.01 per share
Authorized – 100,000 shares
Issued – none	-	-
Common stock, par value $0.01 per share
Authorized – 100,000 shares
Issued – 89,739 and 69,135 shares	897	691
Additional paid-in capital	1,465,658	1,338,959
Accumulated deficit	(738,393)	(642,094)
Accumulated other comprehensive loss	-	(977)
Common stock held in treasury – 2,372 and 2,345 shares	(43,130)	(42,966)

Total stockholders’ equity	685,032	653,613

	$2,422,877	$2,487,939

The accompanying notes are an integral part of these consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands, except per share amounts)

	2004	2003	2002
Revenue:
Hotel operations:
Rooms	$507,897	$488,883	$503,951
Food and beverage	212,132	200,795	199,148
Other hotel operations	54,111	61,657	61,093
Office rental, parking and other revenue	5,032	6,276	8,300

Total revenue	779,172	757,611	772,492

Hotel operating expenses:
Rooms	129,007	123,479	120,668
Food and beverage	153,150	145,691	141,120
Other hotel operating expenses	34,480	36,429	33,297
Office rental, parking and other expenses	2,395	2,798	3,186
Other operating expenses:
General and administrative, hotel	123,530	120,002	120,832
General and administrative, corporate	14,215	11,913	6,487
Property operating costs	117,077	113,995	112,385
Depreciation and amortization	99,431	96,196	97,731
Property taxes, insurance and other	56,965	61,237	53,195
Loss on asset impairments	4,974	27,334	-
Write-down of note receivable with Interstate Hotels & Resorts	-	-	14,517

Operating expenses	735,224	739,074	703,418

Equity in income of and interest earned from unconsolidated affiliates, net of impairment charge in 2003	13,147	(17,631)	7,608

Operating income	57,095	906	76,682

Minority interest	2,880	17,877	10,574
Interest expense, net	(126,927)	(140,623)	(136,125)
(Loss) gain on early extinguishments of debt	(7,967)	4,085	-
Change in fair value of non-hedging derivatives, net of swap payments	-	-	(4,446)
Loss on fair value of non-hedging derivatives	-	-	(4,735)

Loss before income taxes and discontinued operations	(74,919)	(117,755)	(58,050)

Income tax benefit	1,024	4,090	1,621

Loss from continuing operations	(73,895)	(113,665)	(56,429)

Discontinued operations:
Loss from discontinued operations before income tax	(22,587)	(275,313)	(105,364)
Income tax benefit	183	114	545

Loss from discontinued operations	(22,404)	(275,199)	(104,819)

Net loss	$(96,299)	$(388,864)	$(161,248)

Basic loss per share:
Loss from continuing operations	$(0.91)	$(2.24)	$(1.26)
Loss from discontinued operations	(0.27)	(5.42)	(2.33)

Net loss per basic share	$(1.18)	$(7.66)	$(3.59)

Diluted loss per share:
Loss from continuing operations	$(0.92)	$(2.47)	$(1.40)
Loss from discontinued operations	(0.27)	(5.15)	(2.17)

Net loss per diluted share	$(1.19)	$(7.62)	$(3.57)

The accompanying notes are an integral part of these consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars and shares in thousands)

	Common Stock				Additional Paid In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Issued		Treasury
	Shares	Amount	Shares	Amount
Balance, January 1, 2002	48,761	$487	(4,237)	$(75,356)	$1,178,176	$(68,241)	$(12,503)	$1,022,563
Comprehensive loss:
Net loss	—	—	—	—	—	(161,248)	—	(161,248)
Foreign currency translation Adjustment	—	—	—	—	—	—	205	205
Change in valuation of hedging derivative instruments	—	—	—	—	—	—	511	511
Reclassification of loss on derivatives due to repayment of hedged debt	—	—	—	—	—	—	4,735	4,735

Comprehensive loss								(155,797)

Options exercised	192	2	—	—	3,151	—	—	3,153
Conversion of POPs to common stock	188	2	—	—	2,913	—	—	2,915
Amortization of unearned stock-based compensation	—	—	—	—	1,649	—	—	1,649
Shares repurchased	—	—	(87)	(1,318)	—	—	—	(1,318)
Redemption of OP Units	414	4	—	—	6,498	—	—	6,502
Dividends declared	—	—	—	—	—	(1,381)	—	(1,381)

Balance, December 31, 2002	49,555	495	(4,324)	(76,674)	1,192,387	(230,870)	(7,052)	878,286
Comprehensive loss:
Net loss	—	—	—	—	—	(388,864)	—	(388,864)
Foreign currency translation adjustment	—	—	—	—	—	—	6,075	6,075

Comprehensive loss								(382,789)

Issuances of common stock	13,800	138	—	—	95,070	—	—	95,208
Issuance of restricted stock	232	2	—	—	(2)	—	—	—
Debt for equity exchanges	4,613	46	2,056	34,084	26,308	(22,360)	—	38,078
Conversion of POPs to common stock	50	1	—	—	920	—	—	921
Amortization of unearned stock-based compensation	—	—	—	—	2,502	—	—	2,502
Stock option expense	—	—	—	—	22	—	—	22
Shares repurchased	—	—	(77)	(376)	—	—	—	(376)
Redemption of OP Units	885	9	—	—	21,752	—	—	21,761

Balance, December 31, 2003	69,135	691	(2,345)	(42,966)	1,338,959	(642,094)	(977)	653,613
Comprehensive loss:
Net loss	—	—	—	—	—	(96,299)	—	(96,299)
Foreign currency translation adjustment	—	—	—	—	—	—	977	977

Comprehensive loss								(95,322)

Issuances of common stock	12,004	120	—	—	72,062	—	—	72,182
Issuances of common stock for employee stock purchase plan	18	—	—	—	114	—	—	114
Issuance of restricted stock, net of forfeitures	310	3	—	—	(3)	—	—	—
Debt for equity exchanges	8,139	82	—	—	51,493	—	—	51,575
Conversion of OP units to common stock	133	1	—	—	605	—	—	606
Amortization of unearned stock-based compensation	—	—	—	—	2,329	—	—	2,329
Stock option expense	—	—	—	—	99	—	—	99
Shares repurchased	—	—	(27)	(164)	—	—	—	(164)

Balance, December 31, 2004	89,739	$897	(2,372)	$(43,130)	$1,465,658	$(738,393)	$—	$685,032

The accompanying notes are an integral part of these consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands)

	2004	2003	2002
Operating activities:
Net loss	$(96,299)	$(388,864)	$(161,248)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	102,769	114,581	126,602
Loss on asset impairments	12,337	320,037	78,732
Loss on sale of assets, before tax effect	14,065	2,356	21,197
Loss (gain) on early extinguishments of debt	7,967	(4,085)	-
Loss on fair value of non-hedging derivatives	-	-	4,735
Write-down of note receivable with Interstate Hotels & Resorts	-	-	14,517
Minority interests	(2,880)	(17,877)	(10,574)
Equity in income of unconsolidated affiliates	(237)	-	-
Cash distributions from equity method investment	840	-	-
Amortization of unearned stock-based compensation	(2,939)	2,544	4,543
Change in value of interest rate swaps	-	(3,977)	(7,612)
Redemption of POPs	(4,602)	-	-
Deferred income taxes	(1,516)	(5,199)	(2,316)
Changes in operating assets and liabilities:
Accounts receivable	4,009	(7,881)	(9,650)
Prepaid expenses and other assets	8,981	(345)	(3,401)
Due from/to Interstate Hotels & Resorts	(7,132)	5,911	6,757
Accounts payable, accrued expenses, accrued interest and other liabilities	(24,449)	(34,337)	(4,384)

Net cash provided by (used in) operating activities	10,914	(17,136)	57,898

Investing activities:
Acquisition of hotels, net of cash acquired of $4.1 million	(182,375)	-	-
Capital expenditures for property and equipment	(133,953)	(36,190)	(47,347)
Investment in and advance to Radisson Lexington Avenue Hotel	(50,493)	-	-
Proceeds from sales of assets	155,698	127,885	60,650
Purchases of marketable securities	-	(18,040)	-
Sales of marketable securities	-	18,040	-
Net payments from (advances to) Interstate Hotels & Resorts	-	42,052	(7,500)
(Increase) decrease in restricted cash	(15,890)	(22,158)	939
Costs associated with disposition program and other, net	(7,475)	(6,821)	(2,476)

Net cash (used in) provided by investing activities	(234,488)	104,768	4,266

Financing activities:
Prepayments on long-term debt	(105,049)	(228,866)	(333,000)
Scheduled payments on long-term debt	(13,336)	(16,845)	(19,466)
Proceeds from debt issuance, net of issuance costs	109,669	260,468	300,452
Proceeds from common stock issuances	72,289	95,358	-
Purchase of subsidiary partnership interests	(8,690)	(65)	-
Proceeds from option exercises	7	-	3,153
Dividends paid to stockholders	-	-	(1,846)
Distributions to minority investors	(141)	(565)	(1,214)
Other	(164)	-	-

Net cash provided by (used in) financing activities	54,585	109,485	(51,921)

Effect of exchange rate changes on cash and cash equivalents	(1,355)	(129)	205

Net (decrease) increase in cash and cash equivalents	(170,344)	196,988	10,448
Cash and cash equivalents, beginning of year	230,884	33,896	23,448

Cash and cash equivalents, end of year	$60,540	$230,884	$33,896

Supplemental Cash Flow Information
Cash paid for interest and income taxes:
Interest, net of capitalized interest	$138,602	$144,856	$132,977
Income tax payments, net of (refunds)	(714)	824	651

Non-cash investing and financing activities:
Property damage insurance claim receivable	$65,486	$-	$-
Senior subordinated debt redeemed in exchange for common stock	49,213	38,078	-
Mortgage foreclosure	11,141	-	-
Change in fair value of interest rate swap	4,674	-	-
Redemption of OP units	606	21,761	6,502
Issuance of POPs	-	-	2,894
POPs converted to common stock	-	921	2,915
Issuance of restricted stock	1,940	1,153	-

The accompanying notes are an integral part of these consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

1.	Organization

MeriStar Hospitality Corporation is a real estate investment trust, or REIT. We own a portfolio of primarily upper upscale, full-service hotels and resorts in the United States. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of December 31, 2004, we owned 73 hotels with 20,319 rooms, all of which were leased by our taxable subsidiaries. As of December 31, 2004, 71 hotels were managed by Interstate Hotels & Resorts (“Interstate Hotels”), which was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation, one hotel was managed by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”), a subsidiary of Marriott International, Inc., and one hotel was managed by another subsidiary of Marriott International, Inc. (“Marriott”) (collectively with Interstate Hotels, the “Managers”).

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

The Managers operate the 73 hotels we owned as of December 31, 2004 pursuant to management agreements with our taxable subsidiaries. Under these management agreements, each taxable subsidiary pays a management fee for each property to the Manager of its hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

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

Under the Ritz-Carlton and Marriott management agreements, the base management fee is 3.0% and 2.5% of total hotel revenue, respectively, through 2005 and 3.0% under both thereafter, plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total revenue and 20% of available cash flow (as defined in the relevant management agreement), respectively. The agreements have initial terms expiring in 2015 and 2024, respectively, with four and three renewal periods of 10 and five years each, respectively, at the option of Ritz-Carlton and Marriott. The Ritz-Carlton and Marriott management agreements include certain limited performance guarantees by the relevant manager which are designed primarily to provide downside performance protection and run through 2005 and up to 2008, respectively. During 2004, we recorded a total amount of $1.0 million under the Ritz-Carlton and Marriott limited performance guarantees, combined. Management, based upon budgets and operating trends, expects payments under these guarantees in the future to be minimal.

2.	Summary of Significant Accounting Policies

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

Property and Equipment.    We record our property and equipment at cost or at fair value at the time of contribution for contributed property. We use the straight-line method for depreciation. We depreciate the majority of our buildings and improvements over an estimated useful life of 20 to 40 years, or the remaining terms of a ground lease, if shorter. We depreciate furniture, fixtures and equipment over lives ranging from five to seven years, and computers over three to five years. During the years ended December 31, 2004, 2003 and 2002, we recognized depreciation expense of $95.3 million, $105.7 million and $115.4 million, respectively. For the years ended December 31, 2004, 2003 and 2002, we capitalized interest of $5.6 million, $3.1 million, and $4 million, respectively.

Held for Sale Properties.    Held-for-sale classification requires that the sale be probable and that the transfer of the asset is expected to be completed within one year, among other criteria. Assessing the probability of the sale requires significant judgment due to the uncertainty surrounding completing the transaction, and as a result, we have the following policy in aiding in assessing probability. We classify the properties we are actively marketing as held for sale once all of the following conditions are met:

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

Intangible Assets.    Intangible assets, which are included in prepaid expenses and other assets, consist primarily of deferred financing fees. We amortize, to amortization expense, the deferred financing fees on a straight-line basis (which approximates the interest method) over the lives of the related borrowings. As of December 31, 2004, 2003 and 2002, we had recorded gross deferred financing fees of $32.8 million, $34.3 million, and $33.4 million; these intangibles were $20.2 million, $24.9 million and $22.0 million, respectively, net of accumulated amortization. Related amortization expense was $4.7 million, $4.3 million and $3.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. We estimate related amortization expense to remain approximately $5 million each of the next five years.

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

Revenue Recognition.    Substantially all of our revenues are derived from the operations of our hospitality properties, including room, food and beverage revenues. We recognize hotel operational revenues as hotel services are delivered.

Impairment or Disposal of Long-Lived Assets.    We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which require the current and prior period operating results of any asset that has been classified as held for sale or has been disposed of and where we have no continuing involvement to be recorded as discontinued operations. Any gains or losses on final disposition are also included in discontinued operations.

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

Accounting for Costs Associated with Exit or Disposal Activities.    We apply the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which require that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Our strategy includes the disposition of certain hotel assets, all of which are managed under agreements that typically require payments as a result of termination. Any such liability will be recognized at the time the asset disposition is complete and a termination notice is provided. At that time, the recognition of the termination obligation will be included in the calculation of the final gain or loss on sale. To date, we have not incurred any management agreement termination obligations other than in connection with sales of hotels. For further discussion of potential termination obligations, see Note 15.

Gains and Losses From Extinguishments of Debt.    We apply the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendment of SFAS No. 13, and Technical Corrections.” The rescission of SFAS No. 4 and No. 64 requires that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. It also requires prior period gains or losses that are not from unusual and infrequent transactions to be reclassified. See Note 8 for details on the early extinguishment of certain debt during the years ended December 31, 2004 and 2003.

Stock-Based Compensation.    We apply the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, for new stock options issued under our compensation programs. As permitted by SFAS No. 148, we elected to apply the provisions prospectively, which includes recognizing compensation expense for only those stock options issued in 2003 and after. We grant options with an exercise price equal to the price of our common stock on grant date. Compensation costs related to stock options are included in general and administrative expenses on the accompanying consolidated statement of operations. We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock options issued under our compensation programs prior to January 1, 2003. As we granted these stock options at fair market value, no compensation cost has been recognized. For our other equity-based compensation plans, we recognize compensation expense over the vesting period based on the fair market value of the award at the date of grant for fixed plan awards, while variable plan awards are re-measured based upon the intrinsic value of the award at each balance sheet date.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if we had accounted for all of our employee stock options under the fair value method. We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	1.6%	2.1%	2.1%
Dividend rate	—	—	—
Volatility factor	0.28	0.04	0.04
Weighted average expected life	4.12 years	4.12 years	3.77 years

Had compensation cost been determined based on fair value at the grant date for awards granted prior to our adoption of the fair value method, our net loss and per share amounts would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(96,299)	$(388,864)	$(161,248)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	4,094	3,077	4,692
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(4,088)	(3,603)	(5,528)

Net loss, pro forma	$(96,293)	$(389,390)	$(162,084)

Loss per share, as reported:
Basic	$(1.18)	$(7.66)	$(3.59)
Diluted	$(1.19)	$(7.62)	$(3.57)

Weighted average fair value of options granted	$2.07	$0.23	$0.72

Loss per share, pro forma:
Basic	$(1.18)	$(7.66)	$(3.61)
Diluted	$(1.18)	$(7.64)	$(3.58)

These pro forma compensation costs may not be representative of the actual effects on reported net loss and loss per share in future years. Additionally, the adjustment related to the POPs accounting is not included in the stock-based employee compensation expense amounts in the schedule above (see Note 10).

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

Foreign Currency Translation.    We sold three of our four Canadian hotels in December 2003 and the fourth Canadian hotel in 2004. We maintained the results of operations for our Canadian hotels in Canadian dollars and translated those results to U.S. dollars using the average exchange rates for each period. We translated assets and liabilities using the exchange rate in effect at the balance sheet date. We reflected any resulting translation adjustments in accumulated other comprehensive loss. Our cumulative translation adjustment included in accumulated other comprehensive loss at December 31, 2004 was zero.

Derivative Instruments and Hedging Activities.    Our interest rate risk management objective is to manage the effect of interest rate changes on earnings and cash flows. We look to manage interest rates through the use of a combination of fixed and variable rate debt. We only enter into derivative or interest rate transactions for hedging purposes. We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income based on the derivative’s effectiveness and whether the derivative has been designated as a cash flow or fair value hedge. SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” became effective on July 1, 2003. The statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative, and amends certain other provisions. This statement applies to any freestanding financial derivative instruments entered into or modified after June 30, 2003. This standard did not affect our results of operations or financial condition as we have properly classified our interest rate swap as a fair value hedge, and have not entered into any other transactions within the scope of SFAS No. 149.

Acquisition of Hotels.    Our hotel acquisitions consist almost exclusively of land, building, furniture, fixtures and equipment. We allocate the purchase price among these asset classes and any acquired intangible assets based upon their respective fair values as required by SFAS No. 141, “Business Combinations.”

Investments in Unconsolidated Affiliates.    We have non-controlling interests in two entities which we carry at cost, plus any equity in net earnings or losses on our equity method investment, less distributions received since the date of acquisition, less any adjustment for impairment, in a separate line item on our Consolidated Balance Sheets. Our cost method investment is a limited partner interest with no participation rights in the management, affairs or operations of the entity. On one investment, we recognize our preferred return quarterly as it becomes due to us. Our other investment is accounted for using the equity method, since we are presumed to exert significant influence on this entity due to our ownership percentage of 49.99%. Accordingly, we recognize 49.99% of the profit and loss of the investee. Our investments in unconsolidated affiliates are periodically reviewed for other than temporary declines in market value. An impairment is recorded as a reduction to the carrying value of the investment for any declines which are determined to be other than temporary.

Accounting for the Impact of the Hurricane Damage to Florida Properties.    In August and September 2004, hurricanes caused substantial damage to a number of our hotels located in Florida. The hurricane damage and local evacuation orders also caused significant business interruption at many of our Florida properties, including the complete closure of certain hotels. As a result, eight of our hotels were closed for an extended period of time, and five others were affected in varying degrees.

We have comprehensive insurance coverage for both property damage and business interruption. Our damage assessment teams, working with the adjusters for our insurance providers, are inspecting each of our affected properties and implementing restoration plans. Some properties will require substantial repair and reconstruction and will remain closed until such repairs are complete. Our recovery effort is extensive and includes replacing portions of buildings, landscaping and furniture, as well as upgrading to comply with changes in building and electrical codes. The net book value of the property damage is currently estimated to be at least $65 million; however, we are still assessing the impact of the hurricanes on our properties, and actual net book value write-offs could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. For the year ended December 31, 2004, we have recorded a net fixed asset write-off and a corresponding insurance claim receivable for this $65 million net book value amount because we believe that it is probable that the insurance recovery, net of deductibles, will significantly exceed the net book value of the damaged portion of these assets. The recovery is based on replacement cost, and we have submitted claims substantially in excess of $65 million.

While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of these hotels, certain deductibles (primarily windstorm) and limitations will apply. Moreover, no determination has been made as to the total amount or timing of those insurance payments, and those insurance payments may not be sufficient to cover the costs of all the restoration of the hotels. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

As of December 31, 2004, seven of our Florida properties remained completely closed due to hurricane damage. Additionally, as of December 31, 2004, four properties that suffered varying amounts of hurricane damage had certain rooms and conference facilities out of service. Where possible and in order to mitigate loss of revenues, some permanent repairs to damaged properties have been deferred during the Florida “high season”, which generally lasts from late December through early April, in order to have facilities available to meet demand. These damaged facilities will be removed from service for permanent repairs at a later date. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding coverage for these income losses sustained. To the extent that we are entitled to a recovery under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such receivable will then be reflected as a component of operating income. Any gain resulting from business interruption insurance for lost income will not be recognized until the relevant payments have been received and all contingencies related to the insurance recoveries are resolved. This income recognition criteria will likely often result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected properties, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly results for some periods into the future.

Under this income recognition criteria, as of December 31, 2004, we have recorded a $107.3 million insurance claim receivable related to both property damage and business interruption recoveries combined, of which $31.3 million in insurance advances had been collected through December 31, 2004. We have collected an additional $8.8 million in advances from January 1 through March 7, 2005. Of the $107.3 million receivable recorded, $65.5 million represents the write-down of net fixed assets, as discussed above. The remaining $41.8 million represents a probable recovery of costs incurred. The cost recoveries are recorded on the expense line item to which they relate; therefore there is no net impact to any line item or our results.

The following is a summary of hurricane-related activity recorded (in millions):

Hurricane Receivable December 31, 2004
Fixed assets net book value write down	$65.5
Recovery of costs incurred	41.8
Payments received to date	(31.3)

$76.0

New Accounting Pronouncements.    In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires companies to recognize compensation cost relating to share-based payment transactions, and measure that cost based on the fair value of the equity or liability instruments issued. We are required to comply with the provisions of this statement beginning with the third quarter of 2005. We do not expect the adoption of this revised standard to have a material effect on our accounting treatment for share-based payments, as we adopted the transition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” on January 1, 2003 and elected to recognize compensation expense for options granted subsequent to December 31, 2002 under the fair-value-based method.

The FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” in December 2004, which amends current guidance to state that the rules for (a) incidental operations and (b) costs incurred to sell real estate projects do not apply to real estate time-sharing transactions. We are required to comply with the provisions of this statement for the third quarter of 2005. We do not expect the effect of this statement to be material.

The FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” in December 2004. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We are required to comply with the provisions of this statement for the third quarter of 2005. We have not entered into or modified any transactions within the scope of this standard, nor do we have any existing transactions that fall within the scope of SFAS No. 153.

EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” provides guidance that contingently convertible debt instruments are convertible debt, and should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. We are required to comply with the provisions of this statement for the year ended December 31, 2004. We have not entered into or modified any transactions within the scope of this standard, nor do we have any existing transactions that fall within the scope of this EITF. While our outstanding convertible subordinated notes as of December 31, 2004 are convertible into common stock, their conversion is not contingent upon any future event. Therefore, they have always been reviewed for diluted earnings per share effects, and this EITF has no impact.

Reclassifications.    Certain prior year information has been reclassified to conform to the current year presentation. These reclassifications have no impact on consolidated net loss.

3.	Comprehensive Loss

Comprehensive loss was $95.3 million for the year ended December 31, 2004, which consisted of net loss ($96.3 million) and foreign currency translation adjustments.

Comprehensive loss was $382.8 million for the year ended December 31, 2003, which consisted of net loss ($388.9 million) and foreign currency translation adjustments.

Comprehensive loss was $155.8 million for the year ended December 31, 2002, which consisted of net loss ($161.2 million), partially offset by foreign currency translation adjustments ($0.2 million), change in valuation of hedging derivative instruments ($0.5 million), and a reclassification of loss on derivatives due to repayment of hedged debt ($4.7 million).

4.	Acquisitions

On May 10, 2004 and June 25, 2004, we acquired the 366-room Ritz-Carlton, Pentagon City in Arlington, Virginia and the 485-room Marriott Irvine in Orange County, California, respectively, for a total purchase price of $185.5 million, plus net acquisition costs and adjustments of $0.9 million.

The Ritz-Carlton, Pentagon City luxury hotel is operated by The Ritz-Carlton Hotel Company, LLC under a long-term contract. On June 30, 2004, we partially financed the acquisition through a $55.8 million fixed-rate mortgage loan, which is secured by this property, matures on June 1, 2011 and bears interest at an annual fixed rate of 5.8%. We financed the remainder of the acquisition cost with cash on hand.

The Marriott Irvine is operated by a subsidiary of Marriott International, Inc. under a long-term contract. We financed a portion of the acquisition with a $55.5 million fixed-rate mortgage loan, which is secured by this property, matures on July 1, 2011 and bears interest at an annual fixed rate of 5.69%. We financed the remainder of the acquisition cost with cash on hand. Because Marriott International, Inc. reports results in 13 four-week periods during the year rather than the 12 monthly periods that we employ, we will include 12 weeks of results in each of quarters one through three and 16 weeks of results in quarter four.

The acquisitions were accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotels have been consolidated in our financial statements since the date of purchase. On an unaudited pro forma basis, revenues, net income and basic and diluted loss per share for the years ended December 31, 2004 and 2003 would have been reported as follows if the acquisitions had occurred at the beginning of each of the respective periods (in thousands):

	Year Ended December 31,
	2004	2003
Total revenue	$806,349	$817,528
Net loss	(94,134)	(388,177)
Net loss per share:
Basic	$(1.15)	$(7.64)
Diluted	(1.16)	(7.61)

The following is a summary of the combined allocation of the purchase price based on estimates of fair value as determined by an appraiser (in thousands).

Land	$14,836
Buildings and improvements	152,501
Furniture, fixtures and equipment	17,676
Net working capital	1,435

Total purchase price	$186,448

On October 1, 2004, we acquired an interest in the 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan (see Note 7).

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
Land	$244,088	$238,772
Buildings and improvements	1,926,813	1,930,155
Furniture, fixtures and equipment	295,562	284,602
Construction-in-progress	115,257	28,223

	$2,581,720	$2,481,752

For the years ended December 31, 2004 and 2003, we capitalized interest of $5.6 million and $3.1 million, respectively.

During the years ended December 31, 2004, 2003 and 2002 we recognized impairment losses of $12.3 million, $295.0 million, and $78.7 million respectively, of which $7.4 million, $267.7 million, and $78.7 million, respectively, are recorded in discontinued operations as of December 31, 2004 (see Note 16). There are no properties classified as held for sale as of December 31, 2004.

The impairment charges recorded during 2004, 2003 and 2002 were triggered by an expectation that a property would be sold significantly before the end of its estimated useful life. The impairment charges were based on our estimates of the fair value of the properties we were actively marketing based on available market data. As we received updated market data on the estimated sales proceeds of these assets, we recalculated estimated fair values, and re-assessed impairment based on the updated estimated fair values. We recorded additional impairments, as necessary, based upon the estimated fair values. The estimates of fair values required us to make assumptions about the sales prices that we expected to realize for each property as well as the timing of a potential sale. In making these estimates, we considered the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. In nearly all cases, our estimates reflected the results of an extensive marketing effort and negotiations with prospective buyers. Actual fair values, or realized proceeds, could differ materially from these estimates.

On September 7, 2004, we relinquished a property to a mortgage lender upon the completion of a foreclosure proceeding initiated by the lender with our acquiescence (see Note 8). The property and the mortgage loan had a fair value and carrying value of approximately $11 million.

6.	Assets Held for Sale

At December 31, 2004, none of our 73 properties met the probability criteria as prescribed by SFAS No. 144 to classify them as held for sale. As of December 31, 2003, seven assets were classified as held for sale. All seven of these assets were disposed of during the first six months of 2004.

Assets held for sale consisted of the following (in thousands).

	December 31,
	2004	2003
Land	$—	$5,061
Buildings and improvements	—	43,391
Furniture, fixtures and equipment	—	2,759
Construction-in-progress	—	1,114

		52,325
Accumulated depreciation	—	(1,156)

	$—	$51,169

7.	Investments in Unconsolidated Affiliates

Investment in Radisson Lexington Avenue Hotel.    On October 1, 2004, we acquired a 49.99% interest in the 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan. We made a total investment of $50 million, which includes a $40 million mezzanine loan that matures on October 1, 2014 and yields $5.8 million of cumulative annual interest, and a $10 million equity interest in the hotel. The mezzanine loan is secured by a pledge of the equity interests held by the borrower in an indirect parent of the owner of the hotel, and has a 10-year term. The loan is subordinate to $150 million in senior notes, but has priority over all equity interests.

Our equity investment is accounted for under the equity method of accounting, in accordance with our accounting policies as described in Note 2 to the Consolidated Financial Statements. The interest income from the loan, as well as the income related to the 49.99% share in profits and losses, is recorded in a separate line item “equity in income of and interest earned from unconsolidated affiliates” within operating activities as the operations of this investment are integral to our operations. As of December 31, 2004, we recognized interest income of $1.4 million on the mezzanine loan, which is recognized as earned. Our outstanding loan balance of $40.4 million includes $0.4 million origination costs associated with the loan. Our initial equity investment balance of $10.1 million includes $0.1 million of external costs incurred. During 2004, we recognized $0.2 million of income on our equity investment.

Investment in MIP.    In 1999, we, through MeriStar Hospitality Operating Partnership, L.P. (“MHOP”), our principal operating subsidiary, invested $40 million in MeriStar Investment Partners, L.P. (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our cost-basis investment is in the form of a limited partnership interest, in which we earned a 16% cumulative preferred return with outstanding balances compounded quarterly. While the return on this investment was preferred and cumulative, the underlying investment ranked equally with the investments of the other investors in MIP.

In December 2004, MIP’s partnership agreement was amended and restated. In accordance with the amended and restated MIP partnership agreement, MIP’s general partner contributed $10 million to MIP which was then distributed to us, thereby reducing our outstanding preferred return receivable; the return on our investment and on our remaining unpaid accrued preferred return was reduced to a 12% future annual cumulative return rate, and subordinate only to the MIP debt; and $12.5 million of our $40 million investment was upgraded to receive preference over all other investments. As a result of the partnership restructuring, our ability to collect the preferred return improved, and we reassessed the carrying value of our preferred return. During the fourth quarter of 2004, we were able to recognize as income the $4.1 million compounded cumulative preferred return, $1.4 million of which was earned in 2003, but fully reserved.

In February 2005, MIP completed a $175 million commercial mortgage-backed securities financing, secured by its portfolio of eight hotels. Upon the completion of the financing in February 2005, we received an additional $15.5 million, which was applied to reduce our outstanding accrued preferred returns receivable to approximately $4 million.

After the February 2005 receipt of cash, our total MIP carrying value was approximately $19 million, consisting of the $15 million investment and $4 million of accrued preferred returns receivable.

We recognize our preferred return quarterly as it becomes due to us. The income, net of related expense, is recorded in the “Equity in income of and interest earned from unconsolidated affiliates” line within operating activities as the operations of this investment are integral to our operations. For the year ended December 31, 2004 and 2003, we recognized a preferred return of $11.5 million and $7.4 million, respectively, from this investment. Additionally, the $10 million contribution that we received in December reduced our outstanding preferred return receivable balance. As of December 31, 2004 and 2003, cumulative preferred returns of $19.7 million and $19.6 million, respectively, were due from MIP. We had reserved a portion of this balance and have included the net $19.7 million and $18.2 million in the “Investments in and advances to unconsolidated affiliates” line on the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively. We expect that any cumulative unpaid preferred returns will be paid in the future from excess cash flow above our current return, from potential partnership hotel disposition proceeds in excess of debt allocated to individual assets, and from contributions to MIP from other partner contributions. We evaluate the collectibility of our preferred return based on our preference to distributions and the underlying value of the hotel properties.

While we believe that our current and cumulative returns continue to be fully collectible, during 2003, the value of our underlying investment declined due to the decline in MIP’s cash flow, particularly driven by results in four of its hotel markets. While we believe that the cash flow, and thus the value of our investment in MIP, will be recoverable over time, we expect that any such recovery will take a number of years to achieve. The accounting rules for cost basis investments require that declines in value that are other than temporary be recognized currently. Since the decline in the value of our underlying investment in MIP was other than temporary, we recognized a $25.0 million impairment loss on this investment during the fourth quarter of 2003. There have been no adverse changes in circumstances in 2004 that would require an additional impairment.

8.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2004	2003
Senior unsecured notes due 2011 – 9.125%	$355,665	$400,000
Senior unsecured notes due 2008 – 9.0%	270,500	300,000
Senior unsecured notes due 2009 – 10.5%	224,187	250,000
Secured facility, due 2009	302,979	309,035
Secured facility, due 2013	99,293	100,765
Convertible subordinated notes	170,000	173,705
Senior subordinated notes	34,225	83,438
Mortgage and other debt	125,051	27,011
Unamortized issue discount	(3,950)	(5,926)

	$1,577,950	$1,638,028
Fair value adjustment for interest rate swap	(4,674)	-

	$1,573,276	$1,638,028

Aggregate future maturities as of December 31, 2004 were as follows (in thousands):

2005	$11,147
2006	12,031
2007	46,969
2008	284,142
2009	502,758
Thereafter	720,903

$1,577,950
Fair value adjustment for interest rate swap	(4,674)

$1,573,276

As of December 31, 2004, 81% of our debt bore fixed rates of interest, and the remaining 19% bore interest at fixed rates that have been, since April 2, 2004, effectively swapped to a floating rate. Our overall weighted average interest rate was 8.51% after giving effect to the interest rate swap. Based on market prices at December 31, 2004, the fair value of our long-term debt was $1.69 billion.

Credit facility.    On December 19, 2003, we entered into a three-year $50 million senior credit facility, secured by six of our hotels, and terminated our previous credit facility. The facility bears interest at an annual rate of the London Interbank Offered Rate, or LIBOR, plus 450 basis points. As of December 31, 2004 and 2003, we had no outstanding borrowings under this facility.

The facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to compliance with financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for us to maintain our status as a REIT and our ability to incur additional secured and total indebtedness. There are no ratings-based covenants in the facility.

Senior unsecured notes.    During the year ended December 31, 2004, we repurchased, using available cash, $99.6 million of our senior unsecured notes, including $29.5 million of the 9.0% notes due 2008, $44.3 million of the 9.125% notes due 2011, and $25.8 million of the 10.5% notes due 2009. We recorded a loss on early extinguishment of debt of $6.2 million and wrote off deferred financing costs of $1.2 million related to these repurchases which is included in depreciation and amortization expense on the accompanying consolidated statements of operations.

The senior unsecured notes are general, unsecured obligations of MHOP, our principal operating subsidiary, and we and various subsidiaries of MHOP guarantee payment of principal and interest on the notes. These notes contain various restrictive covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is having a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity) in order to enter into certain types of transactions, including the repurchase of our stock, the issuance of any preferred stock, the payment of certain dividends, the incurrence of any additional debt, or the repayment of certain outstanding debt before it comes due. As of December 31, 2004, our fixed charge coverage ratio was significantly below 2 to 1, and therefore we were not permitted generally to enter into those transactions, except as noted below.

There are certain exceptions with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We have the ability to incur up to $300 million of secured financing within restricted subsidiaries, subject to meeting other maintenance tests under the indentures, of which $194.5 million was available at December 31, 2004. We also have a general carve-out to incur $50 million of unspecified borrowings within a restricted subsidiary, of which the full amount was available at December 31, 2004. We have the ability to incur debt financing within an unrestricted subsidiary, such as the $55.5 million mortgage financing related to the acquisition of Marriott Irvine. Additionally, we are permitted to repay subordinated debt prior to its maturity from the proceeds of an equal or junior financing with a longer term than the debt refinanced, an equity offering, or a financing within an unrestricted subsidiary.

Secured facilities.    We completed a $330 million non-recourse financing secured by a portfolio of 19 hotels in 1999. The loan bears a fixed annual interest rate of 8.01% and matures in 2009. The secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003. Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels during the low NOI period, they will release cash for all capital expenditures on the 19 encumbered properties beginning April 1, 2003, subject to the servicer’s review and approval. As of December 31, 2004 and December 31, 2003, $29.9 million and $27.2 million, respectively, of cash was held in escrow under this provision. Escrowed funds totaling $21.0 million were available to fund capital expenditures under this provision as of December 31, 2004. From January 1, 2005 through March 7, 2005, we have received cash reimbursements of $6.2 million from the servicer related to capital expenditures incurred on the 19 encumbered properties.

The fair value adjustments for the interest rate swap agreement of net $(4.7) million that are discussed in further detail below are related to the outstanding secured facility balance of $303.0 million as of December 31, 2004.

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

Convertible subordinated notes.    On July 1, 2003, we completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. These notes are convertible into our common stock at any time prior to or at maturity at a conversion price of $10.18 per share (equal to a conversion rate of 98.2318 shares per $1,000 principal amount of notes).

The proceeds from the issuance of the 9.5% convertible notes were used to repurchase $150.6 million of our $154.3 million 4.75% convertible notes due 2004, at varying prices, resulting in an aggregate discount of approximately $1.4 million. These convertible notes were convertible into our common stock at a rate of 23.2558 shares per $1,000 in principal amount, which equaled approximately $43.00 per share. On October 15, 2004, the remaining $3.7 million balance of 4.75% convertible notes were repaid at maturity.

Senior subordinated notes.    The senior subordinated notes are unsecured obligations due in 2007, and provide for semi-annual payments of interest each February 15 and August 15 at an annual rate of 8.75%. The related indenture contains various restrictive covenants, which are similar to those in our senior unsecured notes.

During the year ended December 31, 2004, we retired $49.2 million of our senior subordinated notes (plus $0.9 million of accrued interest) through the issuance of 8,138,728 shares of common stock. We recorded a loss on early extinguishment of debt of $1.7 million and wrote off deferred financing costs of $0.5 million related to this activity. The write off of deferred financing costs is included in depreciation and amortization expense on the accompanying consolidated statements of operations. In February 2005, we repurchased, using available cash, $1.49 million of our senior subordinated notes.

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

Mortgage and other debt.    As of December 31, 2004, we had three mortgage loans, two of which were obtained during the second quarter of 2004.

We financed a portion of the Marriott Irvine acquisition (see Note 4) with a $55.5 million fixed-rate mortgage loan effective June 25, 2004, which matures on July 1, 2011 and bears interest at an annual fixed rate of 5.69%. On June 30, 2004, in connection with The Ritz-Carlton, Pentagon City acquisition (see Note 4), we entered into a $55.8 million fixed-rate mortgage loan, which matures on June 1, 2011 and bears interest at an annual fixed rate of 5.8%.

We had a mortgage loan on a hotel property that was to mature in 2011 and carried an interest rate of 8.8%; however, the lender, with our acquiescence, initiated foreclosure proceedings on the property which were completed on September 7, 2004, and we relinquished the property to the bank. The carrying value of the mortgage loan and the fair value of the property both approximated $11 million. This property is included in discontinued operations.

Our other individual mortgage matures in 2011 and carries a fixed interest rate of 9.0% with an initial principal amount of $17.0 million.

On January 26, 2005, we entered into a $37.7 million mortgage loan on our Hilton Crystal City hotel that bears interest at a fixed rate of 5.84%. The mortgage requires interest payments only for the first three years and then monthly payments of interest and principal over the remaining portion of the ten year term of the loan.

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

For a derivative qualifying as a fair value hedge, the change in net unrealized gain or loss upon measuring the fair value hedge and the fair value of the debt instrument is recorded in our consolidated statements of operations. These amounts offset each other as there was no ineffective portion and therefore had no impact on our net loss for the year ended December 31, 2004. The fair value of the swap is recorded as either an asset or liability, with a corresponding increase or decrease to the carrying value of the debt instrument being hedged on our consolidated balance sheets. The fair value of our hedge was approximately a $4.7 million liability as of December 31, 2004. This amount is recorded on our consolidated balance sheet in the other liabilities line item with a corresponding debit recorded to long-term debt. During the year ended December 31, 2004, we earned cash payments of $4.2 million under the swap, which were recorded as a reduction in interest expense. In conjunction with the interest rate swap, we have posted collateral of $12.0 million as of December 31, 2004. The required collateral amount fluctuates based on the changes in the swap rate and the amount of time left to maturity. During 2004, our posted collateral ranged from $8.0 million to $20.9 million. However, due to the terms of the swap agreement, our posted collateral must be a minimum amount calculated per the agreement, which was $6.7 million as of December 31, 2004. We will receive all remaining collateral upon maturity of the swap.

During 2003, our only derivative instruments consisted of two swap agreements that did not qualify for treatment as hedges under SFAS No. 133, which expired in April 2003 and July 2003. During the year ended December 31, 2003, we recognized $4.0 million of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in that time period. For the year ended December 31, 2003, we made cash payments on those swaps of $4.0 million. The change in fair value and the swap payments are netted together on our consolidated statement of operations, thus resulting in no impact on consolidated net loss.

During the year ended December 31, 2002, we recognized $7.6 million of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in that time period. For the year ended December 31, 2002, we made cash payments on those swaps of $12.1 million. The change in fair value and the swap payments are netted together on our consolidated statement of operations. During the year ended December 31, 2002, we also recognized a $4.7 million loss on the fair value of derivatives no longer providing a hedge due to the repayment of the hedged debt.

9. Income Taxes

When the RMA became effective on January 1, 2001, we formed taxable subsidiaries to lease certain of our properties. These subsidiaries are subject to taxation similar to subchapter C-corporations. The income of these taxable subsidiaries is subject to federal and state income taxes. In addition, the REIT is also subject to income taxes in certain state and local jurisdictions.

Our income taxes were allocated as follows (in thousands):

	2004	2003	2002
Tax benefit on loss from continuing operations	($1,024)	$(4,090)	$(1,621)
Tax benefit on loss from discontinued operations	(183)	(114)	(545)

Total income tax benefit	$(1,207)	$(4,204)	$(2,166)

Our effective income tax rate differs from the federal statutory income tax rate as follows:

	2004	2003	2002
Statutory tax rate	35.0%	35.0%	35.0%
Effect of REIT dividends paid deduction	(35.0)	(35.0)	(35.0)
State and local taxes	(1.2)	(1.1)	(1.2)
Difference in effective rate on foreign subsidiaries	-	-	(0.1)

	(1.2%)	(1.1%)	(1.3%)

The components of income tax (benefit) expense were as follows as of December 31 (in thousands):

	2004	2003	2002
Current:
State	$309	$495	$150
Foreign	—	500	—

	309	995	150
Deferred:
Federal	—	—	337
State	(1,516)	(5,419)	(2,543)
Foreign	—	220	(110)

	(1,516)	(5,199)	(2,316)

	$(1,207)	$(4,204)	$(2,166)

The tax effects of the principal temporary differences that give rise to our net deferred tax liability (asset) were as follows (in thousands):

	December 31,
	2004	2003
Basis difference in property and equipment	$4,740	$3,895
Amortization	(497)	(584)
Accrued expenses	163	566
Net operating loss carryforwards	(67,173)	(28,361)
Other	678	242

Net deferred tax liability (asset)	(62,089)	(24,242)
Valuation allowance	62,089	25,758

Net deferred tax liability (asset)	$0	$1,516

For state income tax purposes, the aggregate net operating loss (NOL) carryforward, prior to apportionment, for the REIT was $280.5 million and $130.8 million as of December 31, 2004 and 2003, respectively. These NOLs expire through 2024. The net operating loss for any jurisdiction, state or local, is subject to the laws of that jurisdiction and may differ from the aggregate NOL carryforward noted above for reasons other than apportionment. Such differences in NOL characteristics may arise from, but are not limited to, carry over period limitations and asset recovery methods that are different from the federal income tax rules. We have recorded a deferred tax asset relating to the NOL carryovers for states where we are subject to corporate level tax, based on our ability to use the losses against future income and as an offset to our net deferred tax liability relating to such state taxes.

As a result of our cumulative recognized losses for the REIT, the Company has placed a valuation allowance against a portion of the deferred tax asset created by the net operating loss. The valuation allowance is sufficient to prevent our net operating loss from creating a net deferred tax asset for the Company. In future periods, we will review our ability to utilize our net operating loss carryforwards based on changes in economic conditions and corporate results, and we will adjust the valuation allowance accordingly. At December 31, 2004, the valuation allowance for the REIT was $1.0 million.

For federal income tax purposes, the NOL carryforward for our taxable subsidiaries was $153.9 million and $63.7 million as of December 31, 2004 and 2003, respectively. These NOLs expire through 2024. Based on our projections of the taxable subsidiaries’ ability to utilize the NOL carryforward, we have recorded valuation allowances for the taxable subsidiaries of $61.1 million and $25.8 million, respectively, to reduce the carrying value of the NOL carryforward deferred tax asset to zero at both December 31, 2004 and 2003.

Our total valuation allowance was $62.1 million, $25.8 million and $10.5 million at December 31, 2004, 2003 and 2002, respectively.

A significant component of our deferred tax liability continues to be the basis difference in our fixed assets. At the time of the merger between CapStar Hotel Company and American General Hospitality Corporation in 1998, we established a new basis for the acquired assets and assumed liabilities based on their fair values at the time of the merger. We established a net deferred income tax liability for the estimated future state and local income tax effect for differences between the accounting and tax bases of these assets and liabilities. As of December 31, 2004, this component of the deferred tax liability was $4.7 million.

REITs are subject to federal income taxes in certain instances involving the disposition of hotel assets. For a period of 10 years, beginning with the first year the corporation elected REIT status, if the REIT disposes of an asset that had appreciated in value at the time of the REIT election, a corporate-level income tax may be incurred. The amount of income subject to this corporate-level tax is limited to the amount of built-in-gain established at the time of our initial REIT election. We have disposed of certain assets that were subject to the built-in-gains tax. The disposition of these assets resulted in a net built-in-loss of $33.9 million. This built-in-loss is available to offset any income from future sales of assets that are subject to the built-in-gains tax. We do not anticipate our future dispositions to result in the recognition of a net built-in-gain. As a result, we have recorded a full valuation allowance against the built-in-loss carryover.

In the course of document review with respect to the MIP restructuring, we discovered a potential technical REIT qualification issue relating to a wholly-owned subsidiary of MIP, of which we are deemed to own a de minimis proportionate share. For further discussion, see Note 15.

10.	Stockholders’ Equity and Minority Interests

Common Stock Transactions.    We are authorized to issue up to 100,000,000 shares of our preferred stock, par value $0.01 per share, from time to time with such rights, preferences and priorities as the Board of Directors shall designate. We have not issued any preferred stock.

On April 23, 2004, we issued and sold 12.0 million shares of common stock at a price to the public of $6.25 per share pursuant to our effective shelf registration statement filed under the Securities Act of 1933. The offering closed on April 28, 2004 with net proceeds of $72.2 million.

During the year ended December 31, 2004, we retired $49.2 million of our senior subordinated notes (plus $0.9 million of accrued interest) through the issuance of 8,138,728 shares of common stock (see Note 8).

During the year ended December 31, 2004, we issued 18,298 shares of common stock with a value of $0.1 million, related to shares issued under our employee stock purchase plan.

In September 2003, we issued 13,800,000 shares of common stock at a price of $7.20 per share ($95.2 million of net proceeds) pursuant to our effective shelf registration statement filed under the Securities Act of 1933.

During 2003, we issued 6,669,506 shares of common stock in exchange for $39.2 million of our senior subordinated notes (see Note 8). We reissued 2,056,210 shares held in treasury in connection with these exchanges.

We issued 50,000 shares of common stock to a former executive officer and director in connection with the formal separation of management functions with Interstate Hotels during the first quarter of 2003. This former executive officer and director also relinquished 50,000 Profits-Only OP Units (POPs) in the first quarter of 2003 in connection with the separation.

Restricted Stock Transactions.    In 2004 and 2003, we issued 325,000 and 231,721 shares of restricted stock to employees, with an aggregate value of $1.9 million and $1.2 million, respectively.

OP Units.    Substantially all of our assets are held indirectly by and operated through MeriStar Hospitality Operating Partnership, L.P., our subsidiary operating partnership, (Commission file number 333-63768). Our operating partnership’s partnership agreement provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and POPs.

Common OP Unit holders converted 133,000 and 885,000 of their OP Units, with a value of $0.6 million and $21.8 million, respectively, into common stock during the years ended December 31, 2004 and 2003, respectively.

On April 9, 2004, in accordance with the terms of the certificate of designation for the outstanding Class D OP Units of our operating partnership, we redeemed all outstanding Class D OP Units plus accrued and unpaid preferential distributions on those units, for an aggregate consideration of approximately $8.7 million. The Class D OP Units had become redeemable at the option of the holder on April 1, 2004.

In July 2004, our Board of Directors authorized the elimination of the plan pursuant to which the POPs were issued. In conjunction with the elimination of the plan, we completed the redemption of all outstanding POPs for a total of $4.6 million in cash on December 2, 2004, although 187,500 of those POPs redeemed were not yet exchangeable pursuant to the POPs Plan. The POPs plan had been accounted for under APB 25, “Accounting for Stock Issued to Employees” as a fixed plan since December 11, 2001. Under fixed plan accounting, compensation expense is measured on the intrinsic value of the award on the grant date and amortized on a straight line basis over the vesting period. As a result of an accounting analysis performed in conjunction with the elimination of the POPs plan, we have determined that these awards should have been accounted for using variable plan accounting instead of fixed plan accounting. Under variable plan accounting, compensation expense is re-measured based upon the intrinsic value of the award at each balance sheet date and amortized to expense using a ratable vesting formula. Had variable plan accounting been applied from December 11, 2001, compensation expense for each of the years ended December 31, 2001, 2002 and 2003 would have been increased (reduced) by $0.5 million, $(3.7) million, and $(2.7) million, respectively. In order to correct this error, an adjustment of $4.5 million, net of forfeitures, was recorded during the third quarter of 2004 to reduce compensation expense; $4.0 million of this amount relates to 2003 and prior periods while $0.2 million and $0.3 million relate to the first and second quarters of 2004, respectively. This adjustment is included in the “General and administrative, corporate” line in our Consolidated Statements of Operations. In addition, the accrual for our liability under this plan, which was $3.6 million at September 30, 2004, was reclassified from minority interest to accrued liabilities as of September 30, 2004. With the redemption of all outstanding POPs, this liability is zero at December 31, 2004. We have determined that the adjustments related to correction of this error are immaterial on both a quantitative and qualitative basis to the financial statements for all periods affected. Accordingly, the correction has been made in the current period financial statements.

Treasury Stock.    As of December 31, 2004 and 2003, we carried 2.4 million and 2.3 million shares, respectively, in treasury stock. We record and carry treasury stock at cost, and generally acquire treasury stock to cover the Company’s minimum tax withholdings related to stock issued for compensation.

Dividends.    We did not declare or pay any dividends in 2004 or 2003.

On March 30, 2002, June 26, 2002, and September 25, 2002, we declared our first, second, and third quarter dividends for 2002, respectively, equivalent to an annual rate of $0.03 per share of common stock and Common OP Unit. We did not declare a dividend in the fourth quarter of 2002. The amount of the dividend for each quarter was $0.01 per share. The dividends were paid on April 30, 2002, July 31, 2002, and October 31, 2002.

11.	Loss Per Share

The following table presents the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Basic Loss Per Share:
Loss from continuing operations	$(73,895)	$(113,665)	$(56,429)
Dividends paid on unvested restricted stock	-	-	(4)

Loss available to common stockholders	(73,895)	(113,665)	(56,433)
Weighted average number of basic shares of common stock outstanding	81,542	50,807	44,931

Basic loss per share from continuing operations	$(0.91)	$(2.24)	$(1.26)

Diluted Loss Per Share:
Loss available to common stockholders from continuing operations	$(73,895)	$(113,665)	$(56,433)
Minority interest	(2,943)	(18,380)	(11,124)

Adjusted net loss	$(76,838)	$(132,045)	$(67,557)

Weighted average number of basic shares of common stock outstanding	81,542	50,807	44,931
Common stock equivalents:
Operating partnership units	2,375	2,599	3,450

Total weighted average number of diluted shares of common stock outstanding	83,917	53,406	48,381

Diluted loss per share from continuing operations	$(0.92)	$(2.47)	$(1.40)

For the years ended December 31, 2004, 2003, and 2002, 16,760,362, 12,048,406, and 5,872,139 shares, respectively, consisting of shares issuable upon conversion, exchange or exercise of stock options, certain operating partnership units, and shares from our outstanding convertible notes, were excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

12.	Related-Party Transactions

Due to/from Interstate Hotels & Resorts

Effective March 31, 2004, our Chairman and Chief Executive Officer, Paul Whetsell, resigned as CEO of Interstate Hotels, but remains a non-executive Chairman of the Board of Directors of Interstate Hotels. In the

normal course of managing our hotel properties, Interstate Hotels incurs day-to-day operating costs which are reimbursed by us. The balance due to Interstate Hotels of $21.8 million at December 31, 2004 and $16.4 million at December 31, 2003, respectively, included management fees due for each hotel, and reimbursements due for insurance, employee benefits, sales and marketing expenses, and other miscellaneous operating expenses. These amounts are normally paid within 30 days. The balance also included accrued termination obligations related to our asset dispositions. During the years ended December 31, 2004, 2003 and 2002, we paid Interstate Hotels a total of $25.9 million, $23.3 million, and $30.4 million, respectively, for termination fees, management fees, and miscellaneous operating expenses.

Pursuant to an intercompany agreement effective as of August 3, 1998, we and Interstate Hotels provided each other with, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, until July 1, 2004, Interstate Hotels had the right of first refusal, under certain circumstances, to become the manager of any real property we acquired, and we and Interstate Hotels also may have provided each other with certain services from time to time. Although the intercompany agreement is no longer in effect, we and Interstate Hotels may continue to provide each other with services from time to time; certain of these services are required by the management agreements. These services may have included administrative, renovation supervision, corporate, accounting, finance, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services, for which Interstate Hotels was compensated in an amount that we would have been charged by a third party for comparable services. During the years ended December 31, 2004, 2003 and 2002, we paid Interstate Hotels a net amount of $0.05 million, $0.07 million, and $0.5 million, respectively, for such services. In July 2004, we concluded negotiations with Interstate Hotels to terminate the intercompany agreement, eliminating the last element of our original “paper clip” relationship with Interstate Hotels.

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

In connection with the merger that created Interstate Hotels on July 31, 2002, we amended the terms of certain loans outstanding to Interstate Hotels, combining them into a term loan agreement with a principal balance of $56.1 million and a maturity date of July 31, 2007. The interest rate was 650 basis points over the 30-day LIBOR. This term loan was subordinate to Interstate Hotels’ bank credit agreement.

In late December 2002, we reached an agreement to settle the term loan with Interstate Hotels for $42.1 million, plus accrued interest, which was paid in January 2003. We incurred a $14.5 million charge in 2002, including expenses of the transaction, related to this settlement.

During 2002, we earned interest of $4.8 million from these lending arrangements.

Senior Unsecured Notes held by Oak Hill Capital Partners

One non-executive director of MeriStar Hospitality Corporation’s Board of Directors is a Managing Partner of Oak Hill Capital Management, Inc, and Oak Hill Capital Management II, LLC and another non-executive director of MeriStar Hospitality Corporation’s Board of Directors oversees an entity related to Oak Hill Capital Partners, LP and Oak Hill Capital Partners II, LP.

Of the $300 million aggregate principal amount of 9.0% senior unsecured notes due in 2008 we issued in January 2001, $30 million principal amount was issued at a price of 99.688% to an affiliate of Oak Hill Capital Partners.

Of the total $400 million aggregate principal amount of 9.125% senior unsecured notes due in 2011 we issued in 2001 and 2002, $20 million principal amount was issued at a price of 99.603% to an affiliate of Oak Hill Capital Partners.

Of the $250 million aggregate principal amount of 10.5% senior unsecured notes due in 2009 we issued in December 2001, $23 million principal amount was issued at a price of 99.368% to an affiliate of Oak Hill Capital Partners.

Note Receivable from Radisson Lexington

Our outstanding note receivable from Radisson Lexington, an equity method investment, was $40 million as of December 31, 2004, which is due in full in 2014. This loan yields $5.8 million of cumulative annual interest, for which we recognized interest income of $1.4 million in 2004. See Note 7 “Investment in Unconsolidated Affiliates” for information about this investment.

Relationship with MIP

Oak Hill Capital Partners, and Interstate Hotels, both related-parties to MeriStar Hospitality Corporation are partners in the joint venture that forms the General Partner of MIP, a joint venture established in 1999 to acquire upscale, full-service hotels. We earn a cumulative preferred return on our $40 million investment with outstanding balances compounded quarterly, which we recognize quarterly as it becomes due to us. For the years ended December 31, 2004, 2003, and 2002, we recognized a preferred return of $11.5 million, $7.4 million, and $7.6 million respectively, from this investment. As of December 31, 2004 and 2003, cumulative preferred returns of $19.7 million, and $19.6 million, respectively, were due from MIP. See Note 7 “Investment in Unconsolidated Affiliates” for information about this investment.

13.	Incentive Compensation

Under our incentive plan, we are authorized to award up to a maximum of 12.5% of our outstanding shares of common stock to our officers or other key employees. These awards may be granted in cash, restricted shares of common stock or options to purchase common stock. As of December 31, 2004, we were authorized to award up to a maximum of 10,920,864 shares of common stock, of which 7,879,774 shares remain available for award.

Under our incentive plan for non-employee directors, we are authorized to award up to 500,000 options to purchase common stock to our non-employee directors. As of December 31, 2004, 148,050 shares remain available for award.

Stock Options

Stock options to officers, other key employees or directors are exercisable in three annual installments and expire ten years from the grant date.

Stock option activity for 2004, 2003 and 2002 was as follows:

	Incentive Plan		Directors’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2002	2,613,380	$19.47	186,950	$21.63
Granted	707,500	11.03	92,500	11.09
Exercised	(201,296)	15.45	-	-
Canceled	(164,829)	20.10	-	-

Outstanding at December 31, 2002	2,954,755	17.59	279,450	18.14
Granted	200,000	4.39	35,000	5.90
Canceled	(405,322)	23.26	-	-

Outstanding at December 31, 2003	2,749,433	15.77	314,450	16.78
Granted	151,500	6.24	37,500	6.25
Exercised	(1,667)	3.37	-	-
Canceled	(1,554,205)	16.39	-	-

Outstanding at December 31, 2004	1,345,061	$13.99	351,950	$15.66

Shares exercisable at December 31:
2002	2,191,049	$19.81	119,167	$21.79

2003	2,074,402	$17.99	177,500	$20.52

2004	941,904	$16.98	260,291	$18.43

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.93 to $5.90	190,000	8.24	$4.27	61,671	$4.23
$5.92 to $6.60	183,000	9.33	$6.18	11,668	$6.26
$6.65 to $6.81	38,500	9.07	$6.76	3,334	$6.66
$7.42 to $7.42	320,000	7.95	$7.42	213,336	$7.42
$7.73 to $15.64	274,420	4.44	$14.45	260,258	$14.40
$16.31 to $19.00	192,834	6.57	$17.44	153,671	$17.48
$19.19 to $21.38	169,900	3.58	$20.14	169,900	$20.14
$22.00 to $29.44	234,557	3.86	$25.94	234,557	$25.94
$29.55 to $31.29	26,000	2.86	$30.07	26,000	$30.07
$31.42 to $31.42	67,800	2.87	$31.42	67,800	$31.42

	1,697,011			1,202,195

Other Stock-Based Compensation

During the years ended December 31, 2004 and 2003, we issued 310,000 and 231,721 shares of restricted stock, net of forfeitures, to our employees. This restricted stock generally vests ratably over three-year periods. The weighted average grant-date fair value of restricted stock issued during 2004 and 2003 was $5.93 and $4.99, respectively.

During the years ended December 31, 2000, 2001 and 2002, our operating partnership granted a total of 1,000,000 Profits-Only OP Units, or POPs, to some of our employees pursuant to our POPs Plan. These POPs were subject to vesting requirements and the incurrence of a “book-up” event, and were exchangeable for common stock or cash based on the market value of our common stock. During the years ended December 31, 2003 and 2002, 50,000 and 187,500, respectively, POPs were surrendered in exchange for the same number of shares of common stock. In July 2004, our Board of Directors authorized the redemption of all outstanding POPs. On December 2, 2004, we completed the redemption of all 701,250 outstanding POPS (net of forfeitures) for a total of $4.6 million in cash, although 187,500 of those POPs redeemed were not yet exchangeable pursuant to the POPs Plan. See Note 10 to the financial statements.

In 2004, our Board of Directors authorized us to grant certain long term incentive stock awards (the “awards”) under our incentive plan, pursuant to criteria to be established by the Compensation Committee of our Board of Directors (the “Committee”). In March 2005, the Committee finalized the service and performance criteria pursuant to which these awards will be issued, effective for the three year period ending December 31, 2006. We recorded $1.6 million compensation expense related to these awards during the year ended December 31, 2004. The awards will be paid to the extent they are earned in the form of our common stock during 2007, and the number of shares will be determined based on the stock price at the time at which they are paid.

14.	Separation and Restructuring Charges

In 2002, we incurred $3.2 million of costs related to the formal separation of management functions from Interstate Hotels. The costs are included in the line item “general and administrative, corporate” on our income statement.

15.	Commitments and Contingencies

Litigation.    In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity.

Minimum Lease Payments.    We lease the land at certain of our hotels under long-term arrangements from third parties. These agreements are accounted for as operating leases and are expensed evenly over the life of the lease. Certain leases contain contingent rent features based on gross revenues at the respective property. Future minimum lease payments, including fixed escalations, required under these operating leases as of December 31, 2004 were as follows (in thousands):

2005	$3,460
2006	3,121
2007	3,147
2008	3,172
2009	3,063
Thereafter	101,020

Total gross payments	116,983
Less: Sublease receipts	(144)

Total net payments	$116,839

Our obligations under other operating lease commitments, primarily for equipment, are not significant.

Rent expense consists of:

	2004	2003	2002
	(in thousands)
Minimum rentals on operating leases	$2,804	$2,449	$2,453
Additional rentals based on revenues and other leases	2,920	2,986	3,452
Less: sublease receipts	(187)	(181)	(176)

	$5,537	$5,254	$5,729

Termination Fees.    We may be obligated to pay Interstate Hotels termination fees of up to a maximum of approximately $13.1 million with respect to the 36 properties we have disposed of between January 1, 2003 and December 31, 2004. As we dispose of any additional assets, we may be obligated to pay additional termination fees. Any obligations due under the termination provisions of the applicable contracts will be payable over a period of 48 months after termination. Termination fees payable to Interstate Hotels may be reduced by amounts paid under replacement management contracts.

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

Separately, we reached an agreement with Interstate Hotels regarding the calculation of termination fees payable upon a sale. Although termination fees for the properties that have been disposed of or were expected to be disposed of under our previously announced disposition program (which includes one of the 73 properties we owned as of December 31, 2004) will be unchanged, we received a $2.5 million credit, which is applicable to fees payable with respect to future dispositions. Of the $2.5 million credit, $2.4 million has been applied to terminations that occurred during 2004.

Hurricane recoveries.    Recoveries expected to be received for insured claims are included in the insurance claim receivable. Additional liabilities, if any, that may result from these matters are not expected to have a material adverse effect on our financial position or results from operations.

Other commitments and contingencies.    We maintain reserves for commitments and contingencies that arise in the normal course of business based on the existing facts and circumstances. As of December 31, 2004 and 2003, we carried a $5.1 million and $3.1 million, respectively, reserve related to workers’ compensation insurance claims related to periods prior to January 31, 2003. This reserve was increased $2.0 million during 2004 due to a change in estimate regarding insurance payments covered by a third party. Future changes related to the facts and circumstances of our reserves could necessitate additional, or a reduction of, reserves in the future.

As part of our asset renovation program, we have entered into contractual obligations with vendors to acquire capital assets and perform renovations totaling approximately $48.0 million over the next 12 months. As of December 31, 2004, we have entered into contractual obligations related to capital expenditures as a result of hurricanes in the amount of $14.3 million over the next 12 months, most of which we expect to be reimbursed by our insurance carriers.

In the course of document review with respect to the MIP restructuring, we discovered a potential technical REIT qualification issue relating to a wholly-owned subsidiary of MIP, of which we are deemed to own a de minimis proportionate share. In order to eliminate any uncertainty, we are currently negotiating a closing agreement with the Internal Revenue Service to resolve all REIT qualification matters with respect to this potential issue. As a result of our negotiations with the Internal Revenue Service, we do not anticipate incurring a material tax liability and we expect to remain qualified as a REIT for all prior years. We also remain qualified to operate as a REIT for calendar year 2005.

16.	Dispositions

Between January 1, 2003 and December 31, 2004, we disposed of 36 hotels with 8,109 rooms for total gross proceeds of $283.6 million in cash and $11.1 million in reduction of debt. Of these 36 hotels, 15 hotels were disposed of in 2003 and 21 hotels were disposed of in 2004. As of December 31, 2004, none of our hotels met our criteria for held-for-sale classification (see Note 6). Operating results for the sold hotels, and where applicable, the gain or loss on final disposition, are included in discontinued operations.

Summary financial information included in discontinued operations for these hotels were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenue	$47,016	$181,485	$227,443

Loss on asset impairments	$(7,363)	$(267,703)	$(78,732)
Pretax loss from operations	(1,159)	(5,254)	(5,435)
Loss on disposal	(14,065)	(2,356)	(21,197)

	$(22,587)	$(275,313)	$(105,364)

Loss on disposal resulted primarily from the recognition of termination fees payable to Interstate Hotels with respect to these hotels’ management contracts.

17.	Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public entities to report selected information about operating segments. Based on the guidance provided in the standard, we have determined that our business is conducted in one reportable segment, hotel ownership.

The following summarizes certain geographic information required under the standard (in thousands):

	2004		2003		2002
Revenue:
U.S.	$822,270		$916,536		$978,235
Canada	3,918		22,560		21,700

	$826,188		$939,096		$999,935

Property and equipment, net:
U.S.	$2,075,088		$2,077,474
Canada	-	(1)	9,415	(1)

	$2,075,088		$2,086,889

(1) We sold three of the four Canadian hotels in December 2003 and the other in 2004.

18.	Quarterly Financial Information (Unaudited)

Quarterly information has been restated to conform to the current presentation of discontinued operations as of December 31, 2004 (in thousands).

	2004				2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$195,810	$214,827	$187,492	$181,043	$190,972	$207,387	$178,619	$180,633
Loss on asset impairments	184	670	1,805	2,315	-	22,704	4,000	630
Total operating expenses	186,569	191,202	181,758	175,695	174,456	207,029	180,963	176,626
Equity in income of and interest earned from unconsolidated affiliates	1,600	1,600	1,600	8,347	2,032	2,137	2,248	(24,048)
Operating income (loss)	10,841	25,225	7,334	13,695	18,548	2,495	(96)	(20,041)
(Loss) income from continuing operations	(28,464)	(5,851)	(22,601)	(16,979)	(12,089)	(21,300)	(29,554)	(50,722)
Net (loss) income	(40,245)	(11,555)	(26,771)	(17,728)	(69,746)	(206,361)	(50,693)	(62,064)
Diluted (loss) earnings per share	$(0.58)	$(0.14)	$(0.31)	$(0.20)	$(1.51)	$(4.47)	$(1.05)	$(0.97)

19.	Consolidating Financial Statements

We and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. (MHOP), our subsidiary operating partnership, are guarantors of senior unsecured notes issued by MHOP. MHOP and certain of its subsidiaries are guarantors of our unsecured subordinated notes. We own a one percent general partner interest in MHOP, and MeriStar LP, Inc., our wholly-owned subsidiary, owns approximately a 96 percent limited partner interest in MHOP. All guarantees are full and unconditional, and joint and several. Exhibit 99.1 to this Annual Report on Form 10-K presents supplementary consolidating financial statements for MHOP, including each of the guarantor subsidiaries. This exhibit presents MHOP’s consolidating balance sheets as of December 31, 2004 and 2003, consolidating statements of operations for the years ended December 31, 2004, 2003, and 2002, and consolidating statements of cash flows for the years ended December 31, 2004, 2003, and 2002.

MERISTAR HOSPITALITY CORPORATION

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

Description	Encum- brances	Initial cost to Company		Costs subsequent to acquisition		Gross amount at end of year		Accum- ulated Deprecia- tion	Year of Construc- tion	Date Acquired	Life
		Land	Building and Improve- ments	Land	Building and Improve- ments	Land	Building and Improve- ments
Hotel Assets:
Salt Lake Airport Hilton, UT	—	$770	$12,828	—	$4,666	$770	$17,494	$3,853	1980	3/3/1995	40
Sheraton Hotel, Colorado Springs, CO	(1)	1,071	14,592	0	6,962	1,071	21,554	4,355	1974	6/30/1995	40
Hilton Hotel, Bellevue, WA	33	5,211	6,766	(522)	4,207	4,689	10,973	2,153	1979	8/4/1995	40
Marriott Hotel, Somerset, NJ	(1)	1,978	23,001	0	6,969	1,978	29,970	6,191	1978	10/3/1995	40
Westin Atlanta Airport, Atlanta, GA	—	2,650	15,926	(300)	10,019	2,350	25,945	5,618	1982	11/15/1995	40
Sheraton Hotel, Charlotte, NC	(1)	4,700	11,057	—	5,569	4,700	16,626	3,536	1985	2/2/1996	20
Orange County Airport Hilton, Irvine, CA	(1)	9,990	7,993	—	4,152	9,990	12,145	2,420	1976	2/22/1996	40
The Latham Hotel, Washington, DC	—	6,500	5,320	—	4,690	6,500	10,010	1,883	1981	3/8/1996	40
Hilton Hotel, Arlington, TX	(1)	1,836	14,689	79	5,918	1,915	20,607	3,871	1983	4/17/1996	40
Hilton Hotel, Arlington, VA	(2)	4,000	15,069	—	1,352	4,000	16,421	3,313	1990	8/23/1996	40

Embassy Suites, Englewood, CO	(1)	2,500	20,700	—	4,284	2,500	24,984	4,794	1986	12/12/1996	40
Embassy Row Hilton, Washington, DC	—	2,200	13,247	—	3,903	2,200	17,150	3,134	1969	12/17/1996	40
Hilton Hotel & Towers, Lafayette, LA	(1)	1,700	16,062	—	2,553	1,700	18,615	3,532	1981	12/17/1996	40
Hilton Hotel, Sacramento, CA	(1)	4,000	16,013	—	3,783	4,000	19,796	3,640	1983	12/17/1996	40

San Pedro Hilton, San Pedro, CA	—	640	6,047	(222)	(1,348)	418	4,699	0	1989	1/28/1997	40
Doubletree Hotel, Albuquerque, NM	(1)	2,700	15,075	—	2,509	2,700	17,584	3,263	1975	1/31/1997	40
Westchase Hilton & Towers, Houston, TX	(1)	3,000	23,991	—	2,243	3,000	26,234	5,031	1980	1/31/1997	40
Sheraton Great Valley Inn, Frazer, PA	(2)	2,150	11,653	11	4,221	2,161	15,874	2,720	1971	3/27/1997	40
Sheraton Hotel Dallas, Dallas, TX	—	1,300	17,268	(1,300)	(17,268)	—	—	0	1974	4/1/1997	40
Sheraton Hotel Guildford, Surrey, BC, Canada	—	2,366	24,008	(2,366)	(24,008)	—	—	0	1992	4/1/1997	40
Doubletree Guest Suites, Indianapolis, IN	—	1,000	8,242	(218)	(1,046)	782	7,196	239	1987	4/1/1997	40
Ramada Vancouver Centre, Vancouver, BC, Canada	—	4,400	7,840	(4,400)	(7,840)	—	—	—	1968	4/1/1997	40
Holiday Inn Sports Complex, Kansas City, MO	—	420	4,742	(420)	(4,742)	—	—	—	1975	4/30/1997	40
Hilton Crystal City, Arlington, VA	(3)	5,800	29,879	—	2,958	5,800	32,837	5,837	1974	7/1/1997	40
Doral Palm Springs, Cathedral City, CA	—	1,604	16,141	0	4,673	1,604	20,814	3,854	1985	7/1/1997	20
Radisson Hotel & Suites, Chicago, IL	—	4,870	39,175	—	4,195	4,870	43,370	7,786	1971	7/15/1997	40
Georgetown Inn, Washington, DC	—	6,100	7,103	—	1,907	6,100	9,010	1,546	1962	7/15/1997	40
Embassy Suites Center City, Philadelphia, PA	(1)	5,500	26,763	—	4,156	5,500	30,919	5,351	1963	8/12/1997	40
Doubletree Hotel Austin, Austin, TX	(1)	2,975	25,678	—	3,854	2,975	29,532	5,172	1984	8/14/1997	40
Radisson Plaza Hotel, Lexington, KY	—	1,100	30,375	0	7,410	1,100	37,785	6,621	1982	8/14/1997	40
Embassy Suites International Airport, Tucson, AZ	—	1,640	10,444	—	2,673	1,640	13,117	2,190	1982	10/23/1997	40

Description	Encum- brances	Initial cost to Company		Costs subsequent to acquisition		Gross amount at end of year		Accum- ulated Deprecia- tion	Year of Construc- tion	Date Acquired	Life
		Land	Building and Improve- ments	Land	Building and Improve- ments	Land	Building and Improve- ments
Westin Morristown, NJ	—	2,500	19,128	(2,500)	(19,128)	—	—	—	1962	11/20/1997	40
Doubletree Hotel Bradley International Airport, Windsor Locks, CT	—	1,013	10,228	87	2,013	1,100	12,241	2,046	1985	11/24/1997	40
Metro Airport Hilton & Suites, Detroit, MI	—	1,750	12,639	—	2,026	1,750	14,665	2,411	1989	12/16/1997	40
Marriott Hotel, Los Angeles, CA	—	5,900	48,250	—	8,281	5,900	56,531	9,536	1983	12/18/1997	40
Austin Hilton & Towers, TX	—	2,700	15,852	(2,700)	(15,852)	0	—	0	1974	1/6/1998	40
Dallas Renaissance North, TX	—	3,400	20,813	—	4,802	3,400	25,615	4,184	1979	1/6/1998	40
Houston Sheraton Brookhollow Hotel, TX	—	2,500	17,609	(2,500)	(17,609)	(0)	—	0	1980	1/6/1998	40

Seelbach Hilton, Louisville, KY	(2)	1,400	38,462	—	7,435	1,400	45,897	7,532	1905	1/6/1998	40
Midland Hilton & Towers, TX	—	150	8,487	(150)	(8,487)	—	—	0	1976	1/6/1998	40
Westin Oklahoma, OK	—	3,500	27,588	—	5,699	3,500	33,287	5,178	1977	1/6/1998	40
Sheraton Hotel, Columbia, MD	(2)	3,600	21,393	—	4,238	3,600	25,631	4,037	1972	3/27/1998	40
Radisson Cross Keys, Baltimore, MD	—	1,500	5,615	—	1,763	1,500	7,378	1,139	1973	3/27/1998	40
Sheraton Fisherman’s Wharf, San Francisco, CA	(1)	19,708	61,751	(0)	5,885	19,708	67,636	10,999	1975	4/2/1998	40
Hartford Hilton, CT	—	4,073	24,458	(4,073)	(24,458)	—	—	0	1975	5/21/1998	40
Holiday Inn Dallas DFW Airport South, TX	—	3,388	28,847	(3,388)	(28,847)	—	—	0	1974	8/3/1998	40
Courtyard by Marriott Meadowlands, NJ	—	—	9,649	—	345	—	9,994	1,883	1993	8/3/1998	20
Hotel Maison de Ville, New Orleans, LA	—	292	3,015	(0)	128	292	3,143	505	1778	8/3/1998	20
Hilton Hotel Toledo, OH	—	—	11,708	—	(11,708)	—	0	0	1987	8/3/1998	40
Holiday Inn Select Dallas DFW Airport West, TX	—	947	8,346	(947)	(8,346)	—	—	0	1974	8/3/1998	40

Holiday Inn Select New Orleans International Airport, LA	(1)	3,040	25,616	0	3,051	3,040	28,667	4,567	1973	8/3/1998	20
Crowne Plaza Madison, WI	(1)	2,629	21,634	(0)	937	2,629	22,571	3,532	1987	8/3/1998	40
Wyndham Albuquerque Airport Hotel, NM	—	—	18,889	—	696	—	19,585	3,069	1972	8/3/1998	40
Wyndham San Jose Airport Hotel, TX	—	—	35,743	—	(35,743)	—	(0)	0	1974	8/3/1998	40
Sheraton Safari Resort, Lake Buena Vista, FL	—	4,103	35,263	(0)	7,561	4,103	42,824	6,529	1985	8/3/1998	40
Hilton Monterey, CA	—	2,141	17,666	0	5,463	2,141	23,129	3,614	1971	8/3/1998	20
Hilton Hotel Durham, NC	—	1,586	15,577	(0)	5,803	1,586	21,380	2,969	1987	8/3/1998	20
Wyndham Garden Hotel Marietta, GA	—	1,900	17,077	(1,371)	(12,908)	529	4,169	(31)	1985	8/3/1998	40
Westin Resort Key Largo, FL	—	3,167	29,190	0	1,037	3,167	30,227	4,764	1985	8/3/1998	40
Doubletree Guest Suites Atlanta, GA	—	2,236	18,514	0	4,100	2,236	22,614	3,645	1985	8/3/1998	20
Radisson Hotel Arlington Heights, IL	—	1,540	12,645	(1,540)	(12,645)	—	—	0	1981	8/3/1998	40
Holiday Inn Select Bucks County, PA	—	2,610	21,744	(2,610)	(21,744)	—	—	—	1987	8/3/1998	40
Hilton Hotel Cocoa Beach, FL	—	2,783	23,076	(982)	(13,369)	1,801	9,707	408	1986	8/3/1998	40

Radisson Universal Orlando, FL	—	9,555	73,486	0	8,757	9,555	82,243	12,666	1972	8/3/1998	40
Crowne Plaza Phoenix, AZ	—	1,852	15,957	(1,852)	(15,957)	—	—	—	1981	8/3/1998	40
Hilton Airport Hotel Grand Rapids, MI	(1)	2,049	16,657	0	1,761	2,049	18,418	2,899	1979	8/3/1998	20

Description	Encum- brances	Initial cost to Company		Costs subsequent to acquisition		Gross amount at end of year		Accum- ulated Deprecia- tion	Year of Construc- tion	Date Acquired	Life
		Land	Building and Improve- ments	Land	Building and Improve- ments	Land	Building and Improve- ments
Marriott West Loop Houston, TX	(1)	2,943	23,934	0	5,088	2,943	29,022	4,356	1976	8/3/1998	40
Courtyard by Marriott Durham, NC	—	1,406	11,001	(62)	(1,806)	1,344	9,195	586	1996	8/3/1998	20
Courtyard by Marriott, Marina Del Rey, CA	(1)	3,450	24,534	0	3,249	3,450	27,783	5,089	1976	8/3/1998	20
Courtyard by Marriott, Century City, CA	—	2,165	16,465	(2,165)	(16,465)	—	0	—	1986	8/3/1998	20
Courtyard by Marriott, Orlando, FL	—	—	41,267	—	(5,025)	—	36,242	6,475	1972	8/3/1998	20
Crowne Plaza, San Jose, CA	(1)	2,130	23,404	(24)	1,980	2,106	25,384	4,472	1975	8/3/1998	20
Doubletree Hotel Westshore, Tampa, FL	—	2,904	23,476	(0)	8,536	2,904	32,012	4,563	1972	8/3/1998	40
Howard Johnson Resort Key Largo, FL	—	1,784	12,419	(1,784)	(12,419)	—	—	0	1971	8/3/1998	40
Radisson Annapolis, MD	—	1,711	13,671	(229)	(1,202)	1,482	12,469	533	1975	8/3/1998	40

Holiday Inn Fort Lauderdale, FL	—	2,381	19,419	(0)	2,427	2,381	21,846	3,381	1969	8/3/1998	40

Holiday Inn Chicago O’Hare, IL	14,305	4,290	72,631	(0)	17,091	4,290	89,722	15,101	1975	8/3/1998	20
Holiday Inn & Suites Alexandria, VA	—	1,769	14,064	(1)	1,838	1,768	15,902	2,408	1985	8/3/1998	40
Hilton Clearwater, FL	—	—	69,285	—	797	—	70,082	10,942	1980	8/3/1998	40
Radisson Old Towne Alexandria, VA	—	2,241	17,796	(203)	(43)	2,038	17,753	756	1975	8/3/1998	40
Ramada Plaza Meriden	—	1,247	10,057	(1,247)	(10,057)	—	—	—	1985	8/3/1998	40
Ramada Plaza Shelton	—	2,040	16,235	(2,040)	(16,235)	—	—	—	1989	8/3/1998	40
Sheraton Crossroads Mahwah, NJ	—	3,258	26,185	0	1,472	3,258	27,657	4,300	1986	8/3/1998	40
Doral Forrestal, Princeton, NJ	—	9,578	57,555	0	10,458	9,578	68,013	10,366	1981	8/11/1998	40

South Seas Resort, Captiva, FL	—	3,084	83,573	(0)	(19,668)	3,084	63,905	10,507	1975	10/1/1998	40
Radisson Suites Beach Resort, Marco Island, FL	—	7,120	35,300	(7,120)	(35,300)	—	—	—	1983	10/1/1998	40

Best Western Sanibel Island, FL	—	3,868	3,984	17	(322)	3,885	3,662	511	1967	10/1/1998	40
The Dunes Golf & Tennis Club, Sanibel Island, FL	—	7,705	3,043	9	(164)	7,714	2,879	428	1964	10/1/1998	40
Sanibel Inn, Sanibel Island, FL	—	8,482	12,045	0	(2,356)	8,482	9,689	1,458	1964	10/1/1998	40
Seaside Inn, Sanibel Island, FL	—	1,702	6,416	23	(1,307)	1,725	5,109	782	1964	10/1/1998	40
Song of the Sea, Sanibel Island, FL	—	339	3,223	19	(331)	358	2,892	429	1964	10/1/1998	40
Sundial Beach Resort, Sanibel Island, FL	—	320	12,009	0	(302)	320	11,707	1,635	1975	10/1/1998	40
Holiday Inn Madison, WI	—	4,143	6,692	0	579	4,143	7,271	1,085	1965	1/11/1999	20
Safety Harbor Resort and Spa	—	732	19,618	(732)	(19,618)	—	0	0	1926	5/31/2000	40
Ritz Carlton Pentagon City	55,509	—	80,687	—	0	—	80,687	1,494	1990	5/13/2004	36
Marriott Irvine	55,204	14,836	70,500	0	1,350	14,836	71,850	887	1983	6/25/2004	40
MHOP Corporate	—	—	—	—	5,267	—	5,267	4,353			40

		$293,811	$2,120,747	$(49,723)	$(193,934)	244,088	1,926,813	296,881

(1)	These properties secure the secured facility due 2009, which, as of December 31, 2004, had an outstanding balance of $302,979.
(2)	These properties secure the secured facility due 2013, which, as of December 31, 2004, had an outstanding balance of $99,293.
(3)	Subsequent mortgage placed on property of $37,650 on January 26, 2005.

MERISTAR HOSPITALITY CORPORATION

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

(in thousands)

The components of our property and equipment are as follows:

	Property and Equipment	Accumulated Depreciation
Land	$244,088	$-
Building and improvements	1,926,813	296,881
Furniture, fixtures and equipment	295,562	209,751
Construction-in–progress	115,257	-

Total property and equipment	$2,581,720	$506,632

Classification on balance sheet:
Property and equipment	$2,581,720	$506,632

	$2,581,720	$506,632

A reconciliation of our property and equipment and related accumulated depreciation is as follows:

	2004	2003	2002
Property and equipment
Balance, beginning of period	$2,534,077	$3,020,909	$3,163,324
Improvements and construction in-progress	133,953	36,190	47,347
Asset acquisitions	185,013	-	-
Effect of exchange rate differences	275	8,520	-
Loss on asset impairments	(12,337)	(295,037)	(78,732)
Writeoff due to hurricane damage	(87,024)	-	-
Accumulated depreciation reclass related to asset impairments	(5,362)	(117,394)	(16,395)
Cost of property and equipment sold	(166,875)	(119,111)	(94,635)

Balance, end of period	2,581,720	2,534,077	3,020,909

Accumulated depreciation
Balance, beginning of period	447,188	460,972	377,027
Additions-depreciation expense	95,338	105,657	115,404
Effect of exchange rate differences	-	3,354	(171)
Writeoff due to hurricane damage	(21,538)	-	-
Cost of property and equipment sold	(8,994)	(5,401)	(14,893)
Accumulated depreciation reclass related to asset impairments	(5,362)	(117,394)	(16,395)

Balance, end of period	506,632	447,188	460,972

Net property and equipment, end of period	$2,075,088	$2,086,889	$2,559,937

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors

MeriStar Hospitality Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MeriStar Hospitality Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that MeriStar Hospitality Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, MeriStar Hospitality Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MeriStar Hospitality Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and the related financial statement schedule of real estate and accumulated depreciation, and our report dated March 15, 2005, expressed an unqualified opinion on the consolidated financial statements and related financial statement schedule.

/s/ KPMG LLP

KPMG LLP

McLean, VA

March 15, 2005

ITEM 9B.	OTHER INFORMATION

ITEM 1.01 ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

Under our incentive plan, as amended May 24, 2001 (the “incentive plan”), our employees, including executive officers, may be granted incentive awards based upon our financial performance and the individual performance of each employee. The amount of each award may be based upon the achievement of predefined performance goals and other criteria established by the Compensation Committee of our Board of Directors (the “Committee”).

In 2004, our Board of Directors authorized us to grant certain long term incentive stock awards (the “awards”) under our incentive plan, pursuant to criteria to be established by the Committee. In March 2005, the Committee finalized the service and performance criteria pursuant to which these awards will be issued, effective for the three year period ending December 31, 2006. The awards will be paid to the extent they are earned in the form of our common stock during 2007, and the number of shares will be determined based on the stock price at the time at which they are paid.

The table below reflects the maximum value of the awards to be paid to each of our named executive officers for the three year period ending December 31, 2006 (in thousands):

Officer	Maximum Amount*
Paul W. Whetsell, Chairman and CEO	$2,977
Bruce G. Wiles, President and COO	$1,695
Donald D. Olinger, Executive Vice President and CFO	$1,377
Jerome J. Kraisinger, Executive Vice President and General Counsel	$812
William H. Reynolds, Jr., Executive Vice President and CIO	$550

*	Maximum amount is based upon meeting the maximum performance criteria, and is estimated using 2004 salaries, as adjusted for expected future increases.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to our 2005 Annual Stockholder Meeting proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our 2005 Annual Stockholder Meeting proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our 2005 Annual Stockholder Meeting proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to our 2005 Annual Stockholder Meeting proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our 2005 Annual Stockholder Meeting proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements

The Independent Auditors’ Report and Consolidated Financial Statements are provided under Item 8.

2.	Financial Statement Schedules

Schedule III, Real Estate and Accumulated Depreciation as of December 31, 2004 is provided under Item 8. No other schedules are submitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto, which are provided in Item 8 of this Annual Report on Form 10-K.

3.	Exhibits

See Index on pages 98 through 103 of this Annual Report on Form 10-K.

INDEX TO EXHIBITS – MERISTAR HOSPITALITY CORPORATION

COMMISSION FILE NO. 1-11903

Exhibits listed below, which have been filed with the Commission pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

Exhibit No.	Description of Document

1.1	Underwriting Agreement, dated September 24, 2003, by and among Meristar Hospitality, Lehman Brothers Inc. and Citigroup Global Markets, Inc. (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K, and filed with the Commission on October 1, 2003).

3.1	Second Articles of Amendment and Restatement of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-11 (No. 333-4568), and filed with the Commission on July 24, 1996).

3.1.1	Articles of Amendment of Second Articles of Amendment and Restatement of Incorporation dated August 11, 2000 (incorporated by reference to Exhibit 3.1.1 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

3.1.2	Articles of Amendment of Second Articles of Amendment and Restatement of Incorporation dated June 30, 2001 (incorporated by reference to Exhibit 3.1.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement No. 333-66229, and filed with the Commission on October 28, 1998).

3.2.1	Amended and Restated By-laws of the Registrant dated and effective April 22, 2003 (incorporated by reference to Exhibit 3.2.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2003, and filed with the Commission on May 14, 2003).

4.1	Form of Share Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-11 (No. 333-4568), and filed with the Commission on July 3, 1996).

4.1.2	Indenture; dated as of July 1, 2003; by and among the registrant, MeriStar Hospitality Operating Partnership, L.P., the guarantors party thereto and U.S. Bank Trust National Association; as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K dated July 3, 2003, and filed with the Commission on July 3, 2003).

4.2	Indenture, dated as of August 19, 1997 (the “August 1997 Indenture”), between CapStar Hotel Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.2.1	Specimen Subordinated Note to August 1997 Indenture (incorporated by reference to Exhibit 4.2 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.2.2	First Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.2.3	Second Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.5 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

Exhibit No.	Description of Document

4.2.4	Third Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.15 to our annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).

4.2.5	Fourth Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.5 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.2.6	Fifth Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.6 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.2.7	Officer’s Certificate establishing the terms of the registrant’s 9.50% Convertible Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K dated July 3, 2003, and filed with the Commission on July 3, 2003).

4.3	Indenture (the “Convertible Notes Indenture”), dated as of October 16, 1997, between CapStar Hotel Company and First Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.3.1	Specimen Convertible Note to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.7 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.3.2	First Supplemental Indenture to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.8 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.4	Indenture (the “March 1999 Indenture”), dated as of March 18, 1999, between MeriStar Hospitality Corporation and IBJ Whitehall Bank & Trust Company, as Trustee (incorporated by reference to Exhibit B to our Registration Statement No. 333-78163, and filed with the Commission on May 10, 1999).

4.4.1	Specimen Subordinated Note to March 1999 Indenture (incorporated by reference to Exhibit A to our Registration Statement No. 333-78163, and filed with the Commission on May 10, 1999).

4.4.1a	First Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.13 to our annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).

4.4.2	Second Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.4.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.4.3	Third Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.4.3 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.5	Indenture (the “January 2001 Indenture”), dated January 26, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.14 to our annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).

4.5.1	Specimen Senior Note to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.1 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

Exhibit No.	Description of Document

4.5.2	First Supplemental Indenture to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.5.3	Second Supplemental Indenture to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.3 to our annual report Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.6	Indenture (the “December 2001 Indenture”), dated December 19, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.6 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.6.1	Specimen Senior Note to the December 2001 Indenture (incorporated by reference to Exhibit 4.6.1 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.6.2	Registration Rights Agreement, dated December 19, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp. II, MeriStar Hospitality Corporation, and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Inc., SG Cowen Securities Corporation and certain other parties (incorporated by reference to Exhibit 4.6.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.6.3	First Supplemental Indenture to the December 2001 Indenture (incorporated by reference to Exhibit 4.6.3 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.7	Indenture (the “February 2002 Indenture”), dated February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.7 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.7.1	Specimen Senior Note to the February 2002 Indenture (incorporated by reference to Exhibit 4.7.1 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.7.2	Registration Rights Agreement, dated February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp. II, MeriStar Hospitality Corporation, and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Inc., SG Cowen Securities Corporation and certain other parties (incorporated by reference to Exhibit 4.7.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.8	Letter agreement dated November 11, 2003 relating to exhibits (incorporated by reference to Exhibit 4.8 to our quarterly report on Form 10-Q for the quarter ended September 30, 2003, and filed with the Commission on November 12, 2003).

4.9	Letter agreement dated December 23, 2003 relating to exhibits (incorporated by reference to Exhibit 4.9 to our current report on Form 8-K, and filed with the Commission on December 23, 2003).

10.1	Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.3 to our annual report on Form 10-K for the year ended December 31, 1998, and filed with the Commission on March 2, 1999).

Exhibit No.	Description of Document

10.2	Loan Agreement, dated as of August 12, 1999, between MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Holdings Inc. D/B/A Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.13 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

10.3	Intercompany Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., MeriStar Hotels & Resorts, Inc. and MeriStar H&R Operating Company L.P. (“Intercompany Agreement”) (incorporated by reference to Exhibit 10.4 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

10.3.1	Amendment to the Intercompany Agreement (incorporated by reference to Exhibit 10.15 to our annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).

10.3.2	Second Amendment, dated as of April 1, 2003, to Intercompany Agreement (incorporated by reference to Exhibit 10.3.2 to our annual report on Form 10-K for the year ended December 31, 2003, and filed with the Commission on March 15, 2004).

10.4*	MeriStar Hospitality Corporation Incentive Plan (the “Incentive Plan”) (incorporated by reference to Exhibit 10.1 to our Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).

10.4.1*	Amendment to the Incentive Plan (incorporated by reference to Exhibit 10.7.1 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

10.4.2*	Second Amendment to the MeriStar Hospitality Corporation Incentive Plan (incorporated by reference to Exhibit 10.4.2 to our quarterly report on Form 10-Q for the quarter ended March 31, 2004, and filed with the Commission on May 10, 2004).

10.5*	MeriStar Hospitality Corporation Non-Employee Directors’ Incentive Plan (the “Directors’ Plan”) (incorporated by reference to Exhibit 10.2 to our Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).

10.5.1*	Amendment to the Directors’ Plan (incorporated by reference to Exhibit 10.8.1 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

10.6*	Profits-Only Operating Partnership Units Plan (incorporated by reference to Exhibit 10.14 to our quarterly report on Form 10-Q for the quarter ended March 31, 2000, and filed with the Commission on May 12, 2000).

10.7*	Amended and Restated MeriStar Hospitality Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to our annual report on Form 10-K for the year ended December 31, 2003, and filed with the Commission on March 15, 2004).

10.8*	Employment Agreement between MeriStar Hospitality Corporation and Paul W. Whetsell (incorporated by reference to Exhibit 10.6 to our quarterly report on Form 10-Q for the quarter ended September 30, 2000, and filed with the Commission on November 13, 2000).

10.9*	Employment Agreement between MeriStar Hospitality Corporation and Steven D. Jorns (incorporated by reference to Exhibit 10.4 to our Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).

Exhibit No.	Description of Document

10.10*	Employment Agreement between MeriStar Hospitality Corporation and Bruce G. Wiles (incorporated by reference to Exhibit 10.10 to our annual report on Form 10-K for the year ended December 31, 1998, and filed with the Commission on March 2, 1999).

10.10.1*	Amendment to Executive Employment Agreement between MeriStar Hospitality Corporation and Bruce G. Wiles (incorporated by reference to Exhibit 10.10.1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2004, and filed with the Commission on August 6, 2004).

10.11*	Employment Agreement between MeriStar Hospitality Corporation and John Emery (incorporated by reference to Exhibit 10.9 to our quarterly report on Form 10-Q for the quarter ended September 30, 2000, and filed with the Commission on November 13, 2000).

10.12	Senior Secured Credit Agreement, dated October 28, 2002, between MeriStar Hospitality Operating Partnership, L.P. and SG Cowen Securities Corporation (incorporated by reference to Exhibit 10.7 to our quarterly report on Form 10-Q for the period ended September 30, 2002, and filed with the Commission on November 14, 2002).

10.13*	Separation Agreement, effective November 1, 2002, between MeriStar Hospitality Corporation (including MeriStar Hospitality Operating Partnership, L.P.) and John Emery (incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

10.14*	Employment Agreement, effective December 2, 2002, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., and Donald D. Olinger (incorporated by reference to Exhibit 10.17 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

10.15*	Amendment to the Executive Employment Agreement effective as of November 1, 2001, between MeriStar Hospitality Corporation and MeriStar Hospitality Operating Partnership, L.P. and Paul W. Whetsell, effective November 20, 2002 (incorporated by reference to Exhibit 10.18 to our quarterly report on Form 10-Q for the period ended March 31, 2003, and filed with the Commission on May 14, 2003).

10.16*	Second Amendment to the Executive Employment Agreement effective as of November 1, 2001, between MeriStar Hospitality Corporation and MeriStar Hospitality Operating Partnership, L.P. and Paul W. Whetsell, effective April 22, 2003 (incorporated by reference to Exhibit 10.19 to our quarterly report on Form 10-Q for the period ended March 31, 2003, and filed with the Commission on May 14, 2003).

10.17*	Executive Employment Agreement, effective February 17, 2003, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Jerome J. Kraisinger (incorporated by reference to Exhibit 10.20 to our quarterly report on Form 10-Q for the period ended March 31, 2003, and filed with the Commission on May 14, 2003).

10.18*	Executive Employment Agreement, effective January 1, 2005, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Bruce G. Wiles.**

10.19*	Amendment to Executive Employment Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Jerome J. Kraisinger.**

10.20*	Amendment to Executive Employment Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Donald D. Olinger.**

12	Ratio of Earnings to Fixed Charges.**

13	Financial Statements of MeriStar Hospitality Operating Partnership, L.P. as of December 31, 2004, 2003 and 2002.**

Exhibit No.	Description of Document

21	Subsidiaries of MeriStar Hospitality Corporation.**

23	Consent of KPMG LLP.**

24	Power of Attorney (see Signatures pages).**

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer.**

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer.**

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer.**

32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer.**

99.1	Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P.**

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISTAR HOSPITALITY CORPORATION

BY:	/s/ Paul W. Whetsell
Paul W. Whetsell Chief Executive Officer and Chairman of the Board

Dated:    March 16, 2005

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

Signature	Title	Date

/s/ Paul W. Whetsell Paul W. Whetsell	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 16, 2005

/s/ Bruce G. Wiles Bruce G. Wiles	President, Chief Operating Officer and Director	March 14 , 2005

/s/ Donald D. Olinger Donald D. Olinger	Executive Vice President and Chief Financial Officer	March 11, 2005

/s/ Brendan J. Keating Brendan J. Keating	Senior Vice President, Chief Accounting Officer and Corporate Controller	March 14, 2005

/s/ J. Taylor Crandall J. Taylor Crandall	Director	March 7, 2005

/s/ James F. Dannhauser James F. Dannhauser	Director	March 7, 2005

/s/ William S. Janes William S. Janes	Director	March 14, 2005

/s/ H. Cabot Lodge III H. Cabot Lodge III	Director	March 11, 2005

/s/ D. Ellen Shuman D. Ellen Shuman	Director	March 10, 2005

/s/ James R. Worms James R. Worms	Director	March 14, 2005

/s/ Paul J. Klaassen Paul J. Klaassen	Director	March 7, 2005