Form 10-Q
period 2005-03-31
MERISTAR HOSPITALITY CORP
filed 2005-05-09
CIK 1012967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

The number of shares of the registrant’s common stock outstanding at May 2, 2005 was 87,452,654.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Property and equipment	$2,637,362	$2,581,720
Accumulated depreciation	(530,049)	(506,632)

	2,107,313	2,075,088

Investments in and advances to unconsolidated affiliates	70,451	84,796
Prepaid expenses and other assets	34,313	34,533
Insurance claim receivable	60,896	76,056
Accounts receivable, net of allowance for doubtful accounts of $358 and $691	40,506	32,979
Restricted cash	62,946	58,413
Cash and cash equivalents	53,870	60,540

	$2,430,295	$2,422,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$1,600,177	$1,573,276
Accounts payable and accrued expenses	69,897	75,527
Accrued interest	35,812	41,165
Due to Interstate Hotels & Resorts	18,045	21,799
Other liabilities	20,252	11,553

Total liabilities	1,744,183	1,723,320

Minority interests	13,706	14,053
Stockholders’ equity:
Common stock, par value $0.01 per share
Authorized—100,000 shares
Issued—89,877 and 89,739 shares	898	897
Additional paid-in capital	1,466,982	1,465,658
Accumulated deficit	(751,837)	(738,393)
Common stock held in treasury—2,438 and 2,372 shares	(43,637)	(43,130)

Total stockholders’ equity	672,406	685,032

	$2,430,295	$2,422,405

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenue:
Hotel operations:
Rooms	$125,995	$129,992
Food and beverage	51,858	49,110
Other hotel operations	11,384	15,340
Office rental, parking and other revenue	1,858	1,368

Total revenue	191,095	195,810

Hotel operating expenses:
Rooms	31,359	31,686
Food and beverage	37,509	36,907
Other hotel operating expenses	7,116	9,475
Office rental, parking and other expenses	824	585
Other operating expenses:
General and administrative, hotel	32,105	32,264
General and administrative, corporate	3,533	3,882
Property operating costs	29,682	29,735
Depreciation and amortization	24,888	25,517
Property taxes, insurance and other	10,989	16,334
Loss on asset impairments	—	184

Operating expenses	178,005	186,569

Equity in income/loss of and interest earned from unconsolidated affiliates	1,634	1,600
Hurricane business interruption income	2,281	—

Operating income	17,005	10,841

Minority interest	347	946
Interest expense, net	(30,714)	(34,502)
Loss on early extinguishments of debt	(60)	(5,923)

Loss before income taxes and discontinued operations	(13,422)	(28,638)

Income tax (expense) benefit	(22)	524

Loss from continuing operations	(13,444)	(28,114)

Discontinued operations:
Loss from discontinued operations before income tax	—	(12,220)
Income tax benefit	—	89

Loss from discontinued operations	—	(12,131)

Net loss	$(13,444)	$(40,245)

Basic loss per share:
Loss from continuing operations	$(0.15)	$(0.41)
Loss from discontinued operations	—	(0.18)

Net loss per basic share	$(0.15)	$(0.59)

Diluted loss per share:
Loss from continuing operations	$(0.15)	$(0.41)
Loss from discontinued operations	—	(0.17)

Net loss per diluted share	$(0.15)	$(0.58)

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net loss	$(13,444)	$(40,245)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,859	27,160
Loss on asset impairments	—	5,011
Loss on sale of assets, before tax effect	—	6,946
Loss on early extinguishments of debt	60	5,923
Minority interests	(347)	(946)
Equity in loss of unconsolidated affiliate	1,370	—
Amortization of unearned stock-based compensation	277	587
Deferred income taxes	—	(487)
Changes in operating assets and liabilities:
Accounts receivable	7,633	(2,767)
Prepaid expenses and other assets	(112)	4,920
Receivables from unconsolidated affiliates	13,004	(1,600)
Due from/to Interstate Hotels & Resorts	(3,754)	(5,461)
Accounts payable, accrued expenses, accrued interest and other liabilities	(8,012)	(1,677)

Net cash provided by (used in) operating activities	21,534	(2,636)

Investing activities:
Capital expenditures for property and equipment	(55,642)	(23,737)
Proceeds from sales of assets	—	74,075
Increase in restricted cash	(4,533)	(2,133)
Costs associated with disposition program and other, net	—	(3,304)

Net cash (used in) provided by investing activities	(60,175)	44,901

Financing activities:
Prepayments on long-term debt	(1,531)	(75,497)
Scheduled payments on long-term debt	(2,731)	(2,307)
Proceeds from mortgage loan, net of financing costs	36,714	—
Distributions to minority investors	—	(141)
Repurchase of common stock	(507)	—
Other	26	(77)

Net cash provided by (used in) financing activities	31,971	(78,022)

Effect of exchange rate changes on cash and cash equivalents	—	(150)

Net decrease in cash and cash equivalents	(6,670)	(35,907)
Cash and cash equivalents, beginning of period	60,540	230,884

Cash and cash equivalents, end of period	$53,870	$194,977

Supplemental Cash Flow Information
Cash paid for interest and income taxes:
Interest, net of capitalized interest	$36,393	$43,755
Income tax payments, net of (refunds)	$22	$(911)

Non-cash investing and financing activities:
Senior subordinated debt redeemed in exchange for common stock	$—	$38,000
Redemption of OP units	$—	$20
Change of fair value of interest rate swap	$6,750	$—

MERISTAR HOSPITALITY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

1.	Organization

MeriStar Hospitality Corporation is a real estate investment trust, or REIT. We own a portfolio of primarily upper upscale, full-service hotels and resorts in the United States. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of March 31, 2005, we owned 73 hotels with 20,319 rooms, all of which were leased by our taxable subsidiaries. 71 of these hotels were managed by Interstate Hotels & Resorts (“Interstate”), one hotel was managed by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”), a subsidiary of Marriott International, Inc., and one hotel was managed by another subsidiary (“Marriott”) of Marriott International, Inc. (collectively with Interstate and Ritz-Carlton, the “Managers”).

The Managers operate the 73 hotels we owned as of March 31, 2005 pursuant to management agreements with our taxable subsidiaries. Under these management agreements, each taxable subsidiary pays a management fee for each property to the Manager of its hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

Under the Interstate management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. The agreements have initial terms expiring on January 1, 2011 with three renewal periods of five years each at the option of Interstate, subject to some exceptions. Additionally, our franchise fees generally range from 2.0% to 7.4% of hotel room revenues.

Under the Ritz-Carlton and Marriott management agreements, the base management fee is 3.0% and 2.5% of total hotel revenue, respectively, through 2005 and 3.0% under both thereafter, plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total revenue and 20% of available cash flow (as defined in the relevant management agreement), respectively. The agreements have initial terms expiring in 2015 and 2024, respectively, with four and three renewal periods of 10 and five years each, respectively, at the option of Ritz-Carlton and Marriott. The Ritz-Carlton and Marriott management agreements include certain limited performance guarantees by the relevant manager which are designed primarily to provide downside performance protection and run through 2005 and up to 2008, respectively. Management, based upon budgets and operating trends, expects payments under these guarantees for 2005 and in the future to be minimal.

2.	Summary of Significant Accounting Policies

Interim Financial Statements. We have prepared these unaudited interim financial statements according to the rules and regulations of the United States Securities and Exchange Commission. We have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Use of Estimates. Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

Property and Equipment. We record our property and equipment at cost, or at fair value at the time of contribution for contributed property. We use the straight-line method for depreciation. We depreciate the majority of our buildings and improvements over an estimated useful life of 20 to 40 years, or the remaining terms of a ground lease, if shorter. We depreciate furniture, fixtures and equipment over lives ranging from five to seven years, and computers over three to five years. During the three months ended March 31, 2005 and 2004, we recognized depreciation expense of $23.4 million and $24.5 million, respectively. For the three months ended March 31, 2005 and 2004, we capitalized interest of $2.7 million and $0.7 million, respectively.

Held for Sale Properties. Held-for-sale classification requires that the sale be probable and that the transfer of the asset is expected to be completed within one year, among other criteria. Assessing the probability of the sale requires significant judgment due to the uncertainty surrounding completing the transaction, and as a result, we have developed the following policy to aid in the assessment of probability. We classify the properties we are actively marketing as held for sale once all of the following conditions are met:

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

Impairment or Disposal of Long-Lived Assets. We record as discontinued operations the current and prior period operating results of any asset that has been classified as held for sale or has been disposed of and where we have no continuing involvement. Any gains or losses on final disposition are also included in discontinued operations.

Whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may be impaired, an analysis is performed to determine the recoverability of the asset’s carrying value. When we conclude that we expect to sell or otherwise dispose of an asset significantly before the end of its previously estimated useful life, we perform an impairment analysis on that asset (as is the case for assets we are considering for disposition). We make estimates of the undiscounted cash flows from the expected future operations or potential sale of the asset. If the analysis indicates that the carrying value is not recoverable from these estimates of cash flows, we write down the asset to estimated fair value and recognize an impairment loss. Any impairment losses we recognize on assets held for use are recorded as operating expenses. We record any impairment losses on assets held for sale as a component of discontinued operations.

Accounting for Costs Associated with Exit or Disposal Activities. We recognize a liability for a cost associated with an exit or disposal activity only when the liability is incurred, and measure that liability initially at fair value. Hotels of which we dispose may be managed under agreements that require payments as a result of termination. Any such liability will be recognized at the time the asset disposition is complete and a termination notice is provided. At that time, the recognition of the termination obligation will be included in the calculation of the final gain or loss on sale. To date, we have not incurred any management agreement termination obligations other than in connection with sales of hotels.

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

Had compensation cost been determined based on fair value at the grant date for awards granted prior to our adoption of the fair value method, our net loss and per share amounts would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(13,444)	$(40,245)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	605	587
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(611)	(651)

Net loss, pro forma	$(13,450)	$(40,309)

Loss per share, as reported:
Basic	$(0.15)	$(0.59)
Diluted	$(0.15)	$(0.58)

Weighted average fair value of options granted	N/A *	$0.34

Loss per share, pro forma:
Basic	$(0.15)	$(0.59)
Diluted	$(0.15)	$(0.58)

*	No options were granted during the three months ended March 31, 2005.

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

Investments in Unconsolidated Affiliates. We have non-controlling interests in entities which we account for under the cost method or equity method of accounting. Our investment in MeriStar Investment Partners, L.P. (“MIP”) is a limited partner interest with no participation rights in the management, affairs or operations of the entity, and is accounted for using the cost method. We recognize our preferred return on this investment quarterly as it becomes due to us; this investment is reflected in a separate line item on our Consolidated Balance Sheets. Our investment in Radisson Lexington Avenue Hotel is accounted for using the equity method, since we are presumed to exert significant influence on this entity due to our ownership percentage of 49.99%. Accordingly, we recognize 49.99% of the profit and loss of the investee. This investment is also reflected in a separate line item on our Consolidated Balance Sheets. Our investments in unconsolidated affiliates are periodically reviewed for other than temporary declines in market value. An impairment is recorded as a reduction to the carrying value of the investment for any declines which are determined to be other than temporary.

Accounting for the Impact of the Hurricane Damage to Florida Properties. In August and September 2004, hurricanes caused substantial damage to a number of our hotels located in Florida. The hurricane damage and local evacuation orders also caused significant business interruption at many of our Florida properties, including the complete closure of certain hotels. As a result, seven of our hotels were closed for an extended period of time, and five others were affected in varying degrees.

We have comprehensive insurance coverage for both property damage and business interruption. Some properties are requiring substantial repair and reconstruction and have remained closed while such repairs are completed. Our recovery effort is extensive and includes replacing portions of buildings, landscaping and furniture, as well as upgrading to comply with changes in building and electrical codes. As of March 31, 2005, the net book value of the property damage is estimated to be at least $65.5 million; however, we are still assessing the impact of the hurricanes on our properties, and final net book value write-offs could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. We have recorded a corresponding insurance claim receivable for this $65.5 million net book value amount because we believe that it is probable that the insurance recovery, net of deductibles, will exceed the net book value of the damaged portion of these assets. The recovery is based on replacement cost, and we have submitted claims substantially in excess of $65.5 million.

While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of these hotels, certain deductibles (primarily windstorm) and limitations will apply. Moreover, while we are receiving and expect to continue to receive interim insurance payments, no determination has been made as to the total amount or timing of those insurance payments, and those insurance payments may not be sufficient to cover the costs of all the restoration of the hotels. To the extent that insurance proceeds, which are calculated on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved and the relevant payments have been received.

As of March 31, 2005, seven of our Florida properties remained substantially closed due to hurricane damage. As of May 2, 2005, six of these properties remained substantially closed. Additionally, as of March 31, 2005, two properties that suffered varying amounts of hurricane damage had certain rooms and conference facilities out of service. Where possible and in order to mitigate loss of revenues, some permanent repairs to damaged properties have been deferred during the Florida “high season”, which generally lasts from late December through early April, in order to have facilities available to meet demand. These damaged facilities will be removed from service for permanent repairs at a later date. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding the amount of loss for these income losses sustained. To the extent that we are entitled to a recovery under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such receivable will then be reflected as a component of operating income. Any gain resulting from business interruption insurance for lost income will not be recognized until all contingencies related to the insurance recoveries are resolved and collection of the relevant payments is probable. These income recognition criteria will likely often result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected properties, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly results for some periods into the future.

Under these income recognition criteria, as of March 31, 2005, we have recorded a business interruption recovery gain of $2.3 million due to receiving recognition of a minimal level of business interruption profit that the insurance companies are willing to recognize without any contingencies at this time for certain of our hurricane-affected properties. Our business interruption claims substantially exceed the amount of this minimal recognition to date. We ultimately expect to recognize additional business interruption insurance profit as we proceed further through the claims process.

Through March 31, 2005, we have incurred recoverable costs related to both property damage and business interruption recoveries totaling $56.4 million. In addition, we recorded a receivable of $65.5 million related to the write-off of the net book value of the damaged portion of our assets. We collected $63.3 million in insurance advances through March 31, 2005, of which $61.0 million reduced our receivable balance, and $2.3 million represented income on our business interruption recoveries. We have collected an additional $7.2 million in advances from April 1 through May 2, 2005. The cost recoveries are recorded on the expense line item to which they relate; therefore there is no net impact to any line item or our results.

The following is a summary of hurricane-related activity recorded (in millions):

Hurricane Receivable

March 31, 2005
Fixed assets net book value write down	$65.5
Recoverable costs incurred	56.4
Business interruption income	2.3
Payments received	(63.3)

$60.9

New Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires companies to recognize compensation cost relating to share-based payment transactions, and measure that cost based on the fair value of the equity or liability instruments issued. We are required to comply with the provisions of this statement beginning with the first quarter of 2006. We do not expect the adoption of this revised standard to have a material effect on our accounting treatment for share-based payments, as we adopted the transition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” on January 1, 2003 and elected to recognize compensation expense for options granted subsequent to December 31, 2002 under the fair-value-based method.

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

Reclassifications. Certain prior period information has been reclassified to conform to the current period presentation. These reclassifications have no impact on consolidated net loss.

3.	Comprehensive Loss

Comprehensive loss equaled net loss for the three months ended March 31, 2005, as we no longer have foreign operations. Comprehensive loss was $40.5 million for the three months ended March 31, 2004, which consisted of net loss ($40.2 million) and foreign currency translation adjustments.

4.	Acquisitions

On May 10, 2004 and June 25, 2004, we acquired the 366-room Ritz-Carlton, Pentagon City in Arlington, Virginia and the 485-room Marriott Irvine in Orange County, California, respectively, for a total purchase price of $185.5 million, plus net acquisition costs and adjustments of $0.9 million.

The acquisitions were accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotels have been consolidated in our financial statements since the date of purchase. On an unaudited pro forma basis, revenues, net income and basic and diluted loss per share for the three months ended March 31, 2005 and 2004 would have been reported as follows if the acquisitions had occurred at the beginning of each of the respective periods (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Total revenue	$191,095	$207,221
Net loss	(13,444)	(39,422)
Net loss per share:
Basic and Diluted	$(0.15)	$(0.57)

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Land	$244,088	$244,088
Buildings and improvements	1,940,443	1,926,813
Furniture, fixtures and equipment	307,070	295,562
Construction-in-progress	145,761	115,257

	$2,637,362	$2,581,720

For the three months ended March 31, 2005 and 2004, we capitalized interest of $2.7 million and $0.7 million, respectively.

We incurred no impairment losses during the first quarter of 2005. During the first quarter of 2004, we recognized impairment losses of $5.0 million, of which $4.8 million is recorded in discontinued operations as of March 31, 2005 (see Note 11).

The impairment charges recorded during the first quarter of 2004 were triggered by an expectation that a property would be sold significantly before the end of its estimated useful life. The impairment charges were based on our estimates of the fair value of the properties we were actively marketing based on available market data. These estimates required us to make assumptions about the sales prices that we expected to realize for each property as well as the timing of a potential sale. In making these estimates, we considered the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. In nearly all cases, our estimates reflected the results of an extensive marketing effort and negotiations with prospective buyers. Actual results could differ materially from these estimates.

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

Our equity investment is accounted for under the equity method of accounting, in accordance with our accounting policies as described in Note 2 to the Consolidated Financial Statements. The interest income from the loan, as well as the income related to the 49.99% share in profits and losses, is recorded in a separate line item “equity in income/loss of and interest earned from unconsolidated affiliates” within operating activities as the operations of this investment are integral to our operations. As of March 31, 2005, we recognized interest income of $1.4 million on the mezzanine loan, which is recognized as earned. Our outstanding loan balance of $40.4 million includes $0.4 million unamortized origination costs associated with the loan. Our initial equity investment balance of $10.1 million includes $0.1 million of external costs incurred. During the three months ended March 31, 2005, we recognized $1.3 million of equity in losses on our equity investment.

Investment in MIP. In 1999, we, through MeriStar Hospitality Operating Partnership, L.P. (“MHOP”), our principal operating subsidiary, invested $40 million in MeriStar Investment Partners, L.P. (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our cost-basis investment is in the form of a limited partnership interest, in which we earned (through December 9, 2004) a 16% cumulative preferred return with outstanding balances compounded quarterly. In accordance with MIP’s December 2004 amended and restated partnership agreement, the return on our investment and on our remaining unpaid accrued preferred return was reduced to a 12% annual cumulative return rate, and subordinate only to the MIP debt; and $12.5 million of our $40 million investment was upgraded to receive preference in liquidation over all other investments.

During the fourth quarter of 2003, we recognized a $25.0 million impairment loss on this investment since, at that time, the decline in the underlying value of our investment was deemed other than temporary. As of March 31, 2005, the book value of the original investment is $15.0 million.

In February 2005, MIP completed a $175 million commercial mortgage-backed securities financing, secured by its portfolio of eight hotels. Upon the completion of the financing in February 2005, we received a distribution of $15.5 million, which was applied to reduce our outstanding accrued preferred returns receivable to approximately $4 million.

As of March 31, 2005, our total MIP carrying value was $20.7 million, consisting of the $15.0 million adjusted investment balance and $5.7 million of accrued preferred returns receivable.

We recognize our preferred return quarterly as it becomes due to us. The income, net of related expense, if any, is recorded in the “Equity in income/loss of and interest earned from unconsolidated affiliates” line within operating activities as the operations of this investment are integral to our operations. For the three months ended March 31, 2005 and 2004, we recognized a preferred return of $1.6 million and $1.6 million, respectively, from this investment. As of March 31, 2005 and December 31, 2004, cumulative preferred returns of $5.7 million and $19.7 million, respectively, were due from MIP. We expect that any cumulative unpaid preferred returns will be paid in the future from excess cash flow above our current return and from potential partnership hotel disposition proceeds in excess of debt allocated to individual assets. We evaluate the collectibility of our preferred return based on our preference to distributions and the underlying value of the hotel properties.

7.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Senior unsecured notes due 2011—9.125%	$355,665	$355,665
Senior unsecured notes due 2008—9.0%	270,500	270,500
Senior unsecured notes due 2009—10.5%	224,187	224,187
Secured facility, due 2009	301,388	302,979
Secured facility, due 2013	98,880	99,293
Convertible subordinated notes	170,000	170,000
Senior subordinated notes	32,740	34,225
Mortgage and other debt	161,972	125,051
Unamortized issue discount	(3,731)	(3,950)

	$1,611,601	$1,577,950
Fair value adjustment for interest rate swap	(11,424)	(4,674)

	$1,600,177	$1,573,276

Aggregate future maturities as of March 31, 2005 were as follows (in thousands):

2005 (nine months)	$8,414
2006	12,031
2007	45,523
2008	284,741
2009	503,526
Thereafter	757,366

$1,611,601
Fair value adjustment for interest rate swap	(11,424)

$1,600,177

Senior subordinated notes. During the three months ended March 31, 2005, we repurchased, using available cash, $1.49 million of our senior subordinated notes (plus $0.06 million of accrued interest). We recorded a loss on early extinguishment of debt of $0.06 million and wrote off deferred financing costs of $0.01 million related to this activity. The write off of deferred financing costs is included in depreciation and amortization expense on the accompanying consolidated statements of operations.

Mortgage and other debt. On January 26, 2005, we entered into a $37.7 million mortgage loan on our Hilton Crystal City hotel that bears interest at a fixed rate of 5.84%. The mortgage requires interest only payments for the first three years and then monthly payments of interest and principal over the remaining portion of the ten year term of the loan, with the majority of the principal balance paid at the end of the ten year term. Our net proceeds of $34.7 million are net of a $3 million escrow reserve for future capital expenditures. We incurred financing costs of $0.8 million related to this mortgage.

Derivatives. As of March 31, 2005 and December 31, 2004, the fair value of our interest rate swap was approximately an $11.4 million liability and $4.7 million liability, respectively. This amount is recorded on our consolidated balance sheet in the other liabilities line item with a corresponding debit recorded to long-term debt. During the three months ended March 31, 2005, we earned net cash payments of $0.9 million under the swap, which were recorded as a reduction in interest expense. In conjunction with the interest rate swap, we have posted collateral of $18.9 million and $12.0 million as of March 31, 2005 and December 31, 2004, respectively, which is recorded as restricted cash. The required collateral amount fluctuates based on the changes in the swap rate and the amount of time left to maturity. During the three months ended March 31, 2005, our posted collateral ranged from $10.9 million to $18.9 million. However, due to the terms of the swap agreement, our posted collateral must be a minimum amount calculated per the agreement, which was $6.3 million as of March 31, 2005. We will receive all remaining collateral upon maturity of the swap.

8.	Stockholders’ Equity and Minority Interests

Common Stock Transactions. During the three months ended March 31, 2005, we awarded 133,937 shares of common stock to employees, with a value of $1.0 million, related to our annual incentive plan for 2004. Of these shares, 63,935 were repurchased as treasury stock to satisfy the minimum statutory tax withholding requirements, and 70,002 shares were issued. During the three months ended March 31, 2005, we issued 3,430 shares of common stock with a value of $0.03 million, related to shares issued under our employee stock purchase plan.

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

No Common OP Units were converted into common stock during the three months ended March 31, 2005. Common OP Unit holders converted 3,686 of their OP Units, with a value of $0.02 million into common stock during the three months ended March 31, 2004. A POPs unit holder converted 15,000 POPs for cash during the three months ended March 31, 2004.

Treasury Stock. As of March 31, 2005 and December 31, 2004, we carried 2.4 million shares in treasury stock. We record and carry treasury stock at cost, and generally acquire treasury stock to cover the Company’s minimum tax withholdings related to stock issued for compensation.

Dividends. We did not declare or pay any dividends in 2005 or 2004.

9.	Loss Per Share

The following table presents the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Basic Loss Per Share:
Loss from continuing operations	$(13,444)	$(28,114)
Dividends paid on unvested restricted stock	—	—

Loss available to common stockholders	$(13,444)	$(28,114)

Weighted average number of basic shares of common stock outstanding	87,392	68,640

Basic loss per share from continuing operations	$(0.15)	$(0.41)

Diluted Loss Per Share:
Loss available to common stockholders from continuing operations	$(13,444)	$(28,114)
Minority interest	—	(1,083)

Adjusted net loss	$(13,444)	$(29,197)

Weighted average number of basic shares of common stock outstanding	87,392	68,640
Common stock equivalents:
Operating partnership units	—	2,427

Total weighted average number of diluted shares of common stock outstanding	87,392	71,067

Diluted loss per share from continuing operations	$(0.15)	$(0.41)

For the three months ended March 31, 2005 and 2004, 19,100,534 shares and 18,129,255 shares, respectively, consisting of shares issuable upon conversion, exchange or exercise of stock options, certain operating partnership units, and shares from our outstanding convertible notes, were excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

10.	Commitments and Contingencies

In the course of document review with respect to the MIP restructuring, we discovered a potential technical REIT qualification issue relating to a wholly-owned subsidiary of MIP, of which we are deemed to own a de minimis proportionate share. In order to eliminate any uncertainty regarding this issue, we are currently negotiating a closing agreement with the Internal Revenue Service to resolve all REIT qualification matters with respect to this potential issue. As a result of our negotiations with the Internal Revenue Service, we do not anticipate incurring a material tax liability and we expect to remain qualified as a REIT for all prior years. We also remain qualified to operate as a REIT for calendar year 2005.

As part of our asset renovation program, we have entered into contractual obligations with vendors to acquire capital assets and perform renovations totaling approximately $46.1 million to be expended over the next 12 months. Additionally, we have entered into contractual obligations related to capital expenditures as a result of hurricanes in the amount of $25.8 million to be expended over the next 12 months, most of which we expect to reimbursed by our insurance carriers.

11.	Dispositions

No hotels were disposed of in the three months ended March 31, 2005. We disposed of 11 hotels in the three months ended March 31, 2004. As of March 31, 2005 and December 31, 2004, none of our hotels met our criteria for held-for-sale classification. Operating results for the sold hotels, and where applicable, the gain or loss on final disposition, are included in discontinued operations.

Summary financial information included in discontinued operations for these hotels were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenue	$—	$22,369

Loss on asset impairments	$—	$(4,827)
Pretax loss from operations	—	(447)
Loss on disposal	—	(6,946)

	$—	$(12,220)

Loss on disposal resulted primarily from the recognition of termination fees payable to Interstate with respect to these hotels’ management contracts.

12.	Consolidating Financial Statements

We and certain subsidiaries of MHOP, our subsidiary operating partnership, are guarantors of senior unsecured notes issued by MHOP. MHOP and certain of its subsidiaries are guarantors of our unsecured subordinated notes. We own a one percent general partner interest in MHOP, and MeriStar LP, Inc., our wholly-owned subsidiary, owns approximately a 96 percent limited partner interest in MHOP. All guarantees are full and unconditional, and joint and several. Exhibit 99.1 to this Quarterly Report on Form 10-Q presents supplementary consolidating financial statements for MHOP, including each of the guarantor subsidiaries. This exhibit presents MHOP’s consolidating balance sheets as of March 31, 2005 and December 31, 2004, consolidating statements of operations for the three months ended March 31, 2005 and 2004, and consolidating statements of cash flows for the three months ended March 31, 2005 and 2004.

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

Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	economic conditions generally and the real estate market specifically;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	other factors that may influence the travel industry, including health, safety and economic factors;

•	competition;

•	cash flow generally, including the availability of capital generally, cash available for capital expenditures, and our ability to refinance debt;

•	the effects of threats of terrorism and increased security precautions on travel patterns and demand for hotels;

•	the threatened or actual outbreak of hostilities and international political instability;

•	governmental actions, including new laws and regulations and particularly changes to laws governing the taxation of real estate investment trusts;

•	weather conditions generally and natural disasters;

•	rising interest rates; and

•	changes in generally accepted accounting principles, policies and guidelines applicable to real estate investment trusts.

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

Business Summary

We are a real estate investment trust, or REIT, and own a portfolio of primarily upper upscale, full-service hotels and resorts in the United States. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of March 31, 2005, we owned 73 hotels with 20,319 rooms. Our hotels are located in major metropolitan areas, rapidly growing secondary markets or resort locations in the United States. All of our hotels are leased by our taxable subsidiaries. 71 of these hotels were managed by Interstate Hotels & Resorts (“Interstate”), one hotel was managed by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”), a subsidiary of Marriott International, Inc., and one hotel was managed by another subsidiary (“Marriott”) of Marriott International, Inc. (collectively with Interstate and Ritz-Carlton, the “Managers”).

The Managers operate the 73 hotels we owned as of March 31, 2005 pursuant to management agreements with our taxable subsidiaries. Under these management agreements, each taxable subsidiary pays a management fee for each property to the Manager of its hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

Under the Interstate management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. The agreements have initial terms expiring on January 1, 2011 with three renewal periods of five years each at the option of Interstate, subject to some exceptions. Additionally, our franchise fees generally range from 2.0% to 7.4% of hotel room revenues.

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

Since the July 2002 merger that formed Interstate, we and Interstate have separated the senior management teams of the two companies in order to allow each senior management team to devote more attention to its respective company’s matters. During July 2004, we concluded negotiations with Interstate to terminate the intercompany agreement. In exchange for terminating the intercompany agreement, we received, among other things:

•	the right to terminate up to 600 rooms per year upon the payment of a termination fee equal to 1.5 times the fees earned during the preceding 12 months, with the ability to carry over up to 600 rooms for termination in the succeeding year;

•	the right to terminate the management contract of a hotel, where Interstate invests in a competing hotel, with no termination fee; and

•	an extension of the termination fee payment period for terminations related to hotel sales, from 30 months to 48 months.

The termination of the intercompany agreement eliminates the last element of our original “paper clip” relationship with Interstate.

Separately, we reached an agreement with Interstate regarding the calculation of termination fees payable upon a sale. Although termination fees for the properties that have been disposed of or were expected to be disposed of under our previously announced disposition program (which includes one of the 73 properties we owned as of March 31, 2005) will be unchanged, we received a $2.5 million credit, which is applicable to fees payable with respect to future dispositions. Of the $2.5 million credit, $2.4 million has been applied to terminations that occurred during 2004.

In January 2005, we notified Interstate that 11 hotels with 3,655 rooms had apparently failed to meet the performance test involving two year operating results versus budgets for those years. We and Interstate are currently in discussions relating to the apparent shortfall, the reasons for such shortfall, and any remedies that are available to us.

Results Overview

General

We believe that we are in the midst of the early stages of a lodging industry economic recovery; however, the recovery is not uniform throughout the country. Certain of our markets are performing well, while others have not yet recovered. Our strategy currently includes the following key initiatives: focus on growth of earnings and cash flow from our existing portfolio using an aggressive asset management program; upgrade our portfolio through extensive renovations; recycle capital into higher yielding hotel investments; improve our capital structure to support internal growth, position the Company for external opportunities and increase our fixed charges coverage; increase shareholder value; and maintain liquidity.

We are in the process of upgrading the product quality and growth potential of our hotels through our aggressive capital expenditure program and selective brand conversions. We have continued to reshape our portfolio through three strategic, high-quality acquisitions, including one investment completed in October 2004, and dispositions of a number of lower yielding properties. We may continue to reposition our portfolio and recycle capital through investing in current or new assets, funded by dispositions of assets, where we see an opportunity to increase our return on investment and financial results.

We have developed a targeted renovation program that is designed to reduce the time and cost required to renovate hotels, allowing us to improve the quality of our hotels faster to take advantage of the rebound in the economy and better manage the disruptions associated with renovations. We accelerated our renovation program for certain key assets, which created some short-term disruption but also positioned these properties to participate more quickly in the lodging industry recovery. We invested approximately $134 million in capital expenditures during 2004. During the three months ended March 31, 2005, we invested approximately $39 million in non hurricane-related capital expenditures and expect to invest an additional $61 million in non hurricane-related capital expenditures during the remainder of 2005 to enhance the quality of our portfolio to meet or exceed the standards of our primary brands—Hilton, Marriott, and Starwood—as well as to improve the competitiveness of these assets in their markets and enable them to more fully participate in the economic recovery. While hotel results are negatively impacted during renovations due to out of service rooms and limitations on the ability to sell other hotel services, we expect to have positioned these renovated properties well to be able to benefit from the economic recovery. During the three months ended March 31, 2005, we invested approximately $17 million in hurricane-related capital expenditures. The total amount of hurricane-related capital expenditures has not yet been fully determined, however we anticipate it to be well in excess of $100 million, most of which we expect to be reimbursed by our insurance carriers.

The August – September 2004 Hurricanes

In August and September 2004, hurricanes caused substantial damage to a number of our hotels located in Florida. The hurricane damage and local evacuation orders also caused significant business interruption at many of our Florida properties, including the complete closure of certain hotels. As a result, seven of our hotels were closed for an extended period of time, and five others were affected in varying degrees.

We have comprehensive insurance coverage for both property damage and business interruption. Some properties are requiring substantial repair and reconstruction and have remained closed while such repairs are completed. Our recovery effort is extensive and includes replacing portions of buildings, landscaping and furniture, as well as upgrading to comply with changes in building and electrical codes. As of March 31, 2005, the net book value of the property damage is estimated to be at least $65.5 million; however, we are still assessing the impact of the hurricanes on our properties, and final net book value write-offs could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. We have recorded a corresponding insurance claim receivable for this $65.5 million net book value amount because we believe that it is probable that the insurance recovery, net of deductibles, will exceed the net book value of the damaged portion of these assets. The recovery is based on replacement cost, and we have submitted claims substantially in excess of $65.5 million.

While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of these hotels, certain deductibles (primarily windstorm) and limitations will apply. Moreover, while we are receiving and expect to continue to receive interim insurance payments, no determination has been made as to the total amount or timing of those insurance payments, and those insurance payments may not be sufficient to cover the costs of all the restoration of the hotels. To the extent that insurance proceeds, which are calculated on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

As of March 31, 2005, seven of our Florida properties remained substantially closed due to hurricane damage. As of May 2, 2005, six of these properties remained substantially closed. Additionally, as of March 31, 2005, two properties that suffered varying amounts of hurricane damage had certain rooms and conference facilities out of service. Where possible and in order to mitigate loss of revenues, some permanent repairs to damaged properties were deferred during the Florida “high season”, which generally lasts from late December through early April, in order to have facilities available to meet demand. These damaged facilities will be removed from service for permanent repairs at a later date. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding the amount of loss for income losses sustained. To the extent that we are entitled to a recovery under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such receivable will then be reflected as a component of operating income. Any gain resulting from business interruption insurance for lost income will not be recognized until all contingencies related to the insurance recoveries are resolved and collection of the relevant payments is probable. These income recognition criteria will result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected properties, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly results for some periods into the future. Additionally, current year expenses will reflect reduced operating expenses and recoverable expenses recorded as recoveries, resulting in lower current year expenses as compared to prior year.

Under these income recognition criteria, as of March 31, 2005, we have recorded a business interruption recovery gain of $2.3 million due to receiving recognition of a minimal level of business interruption profit that the insurance companies are willing to recognize without any contingencies at this time for certain of our hurricane-affected properties. Our business interruption claims substantially exceed the amount of this minimal recognition to date. We ultimately expect to recognize additional business interruption insurance profit as we proceed further through the claims process.

Through March 31, 2005, we have incurred recoverable costs related to both property damage and business interruption recoveries totaling $56.4 million. In addition, we recorded a receivable of $65.5 million related to the write-off of the net book value of the damaged portion of our assets. We collected $63.3 million in insurance advances through March 31, 2005, of which $61.0 million reduced our receivable balance, and $2.3 million represented income on our business interruption recoveries. We have collected an additional $7.2 million in advances from April 1 through May 2, 2005. The cost recoveries are recorded on the expense line item to which they relate; therefore there is no net impact to any line item or our results.

The following is a summary of hurricane-related activity recorded (in millions):

Hurricane Receivable

March 31, 2005
Fixed assets net book value write down	$65.5
Recoverable costs incurred	56.4
Business interruption income	2.3
Payments received	(63.3)

$60.9

During the first quarter of 2004, the seven hotels that were completely or substantially closed realized $28.9 million in revenues. These hotels recognized $4.0 million of revenues during the first quarter of 2005.

Overall Results

Revenues from continuing operations were $191.1 million for the three months ended March 31, 2005, compared to $195.8 million for the three months ended March 31, 2004. The revenue decrease is primarily due to a disruption of all revenues at properties impacted by hurricanes in August and September 2004, partially offset by an increase of $3.59 in RevPAR at our comparable hotels (see “Results of Operations” for definition of comparable hotels), higher food and beverage revenues attributable to increased menu pricing in 2005 and revenues from our two hotels acquired during the second quarter of 2004. Hotel and other operating expenses were 4.6% lower compared to the same period in 2004, mainly due to the limited operations of certain of the hurricane-impacted properties. We incurred a $0.1 million loss on extinguishment of debt for the quarter ended March 31, 2005, compared to a $5.9 million loss for the quarter ended March 31, 2004. Additionally, our 2004 results include a $12.1 million loss realized at properties we no longer own.

Property taxes, insurance and other reflects no rental payments under the best efforts lease programs at two properties in the first quarter of 2005 due to the closure of hurricane-impacted properties.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission, and with the unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our revenues are derived from the operations of our hospitality properties, including room, food and beverage revenues, as well as from our leases of office, retail and parking rentals. Included in our operating income (but not in revenues) is our cumulative preferred return on our partnership interest in MIP, the interest income on our mezzanine loan to the Radisson Lexington Avenue Hotel and our equity in the income/loss on our Radisson Lexington Avenue Hotel investment. Operating costs include direct costs to run our hotels, management fees to Interstate and others for the management of our properties, depreciation of our properties, impairment charges, property tax and insurance, as well as sales, marketing and general and administrative costs. Our expenses also include interest on our debt, amortization of related debt-issuance costs and minority interest allocations, which represent the allocation of income and losses to outside investors for properties that are not wholly owned.

The provisions of Statement of Financial Accounting Standards (SFAS) No. 144 require that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized on the sale, be recorded as discontinued operations.

Accordingly, we have reclassified all prior periods presented to comply with this requirement. See Footnote 11, “Dispositions,” included in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the amounts reclassified.

Summary data for the three months ended March 31 were as follows (dollars in thousands, except operating data statistics):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Percent Change
Summary of Operations:
Total revenue from continuing operations	$191,095	$195,810	(2.4)%

Hotel operating expenses	76,808	78,653	(2.3)
Other operating expenses	101,197	107,732	(6.1)
Loss on asset impairments	—	184	(100.0)

Total operating expenses	178,005	186,569	(4.6)

Equity in income/loss of and interest earned from unconsolidated affiliates	1,634	1,600	2.1
Hurricane business interruption income	2,281	—	>100.0

Operating income	17,005	10,841	56.9

Loss on extinguishments of debt	(60)	(5,923)	(99.0)
Minority interest	347	946	(63.3)
Interest expense, net	(30,714)	(34,502)	(11.0)
Income tax (expense) benefit	(22)	524	>(100.0)

Loss from continuing operations	(13,444)	(28,114)	(52.2)
Loss from discontinued operations, net of tax(a)	—	(12,131)	100.0

Net loss	$(13,444)	$(40,245)	(66.6)%

(a)	Includes loss on asset impairments of $4.8 million and loss on disposal of $6.9 million for the three months ended March 31, 2004. Income tax benefit was $0.1 million for the three months ended March 31, 2004.

Operating Data for our 73 hotels (20,319 rooms):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Percent Change
Average Daily Rate	$112.50	$109.59	2.7%
Occupancy	61.3%	67.6%	(9.3)
Revenue Per Available Room (RevPAR)	$69.01	$74.06	(6.8)

Three months ended March 31, 2005 compared with the three months ended March 31, 2004

Continuing Operations Results

Our 73 properties in continuing operations include two properties acquired in 2004, two properties of which we intend to dispose, and seven properties in Florida that were significantly impacted by hurricanes that occurred in August and September 2004 and that remained closed or substantially closed in the first quarter of 2005. Operating results have been impacted by these events. For more information regarding the impact of these hurricanes, see “—Results Overview”. Because of these events, our total results are not comparable between years. In order to provide a useful comparison, where appropriate, this section includes discussion and analysis of our results as a whole and discussion and analysis of results of the 62 comparable hotels that were in normal operations for the current period and the prior year period. The seven Florida hotels that remained substantially closed in the first quarter of 2005, the two hotels of which we intend to dispose under our repositioning program, and the two hotels acquired in 2004, are excluded from the comparable hotels.

Total revenue. Because of the events noted above, our total revenue is not comparable between years. Total revenue decreased by $4.7 million or 2.4% in 2005 compared to the first quarter of 2004. This decrease in revenue is primarily due to a disruption of all revenues at properties impacted by the hurricanes of 2004, partially offset by an increase in ADR and higher food and beverage revenues attributable to a strategy of increasing room rates and reducing our exposure to contract business paying lower rates, increased menu pricing in 2005 and revenues from our two hotels acquired during the second quarter of 2004. Overall ADR increased 2.7% for the quarter ended March 31, 2005 when compared with the same period in 2004, primarily due to a focus on increasing business related to higher rate transient and corporate business, and away from lower paying groups, as well as overall increasing daily rates in general, and due to the acquisition of two higher rate properties in the second quarter of 2004, and the result of the industry benefiting from an increase in travel due to a general strengthening of the economy; this favorable impact on rooms revenue was offset by revenue losses from our hurricane-impacted hotels, which generally realize high RevPAR during the first quarter. The decrease in occupancy of 9.3% over the same period was due to rooms out of service as a result of the Florida hurricanes, the impact of having fewer available rooms due to hotel room renovations, as well as a focus on increasing daily rates, which resulted in lower group, contract, and internet sales. Approximately 75% of the 9.3% decrease in occupancy was specifically due to the rooms out of service as a result of the Florida hurricanes.

The following table presents operating data for our 62 comparable hotels:

Operating Data for our comparable hotels (17,684 rooms):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Percent Change
ADR	$108.69	$100.57	8.1%
Occupancy % *	67.8%	69.7%	(2.7)
RevPAR *	$73.64	$70.05	5.1

*	Occupancy and RevPAR have been adjusted for rooms out of service due to renovations.

For the 62 comparable hotels, total revenue increased by $5.2 million or 3.2% from $162.4 million in the first quarter of 2004 to $167.6 million in the first quarter of 2005. The increase in room revenue was primarily due to an increase in ADR of $8.12 or 8.1% and RevPAR of $3.59 or 5.1%, which resulted from a strategy of increasing room rates and reducing our exposure to contract business paying lower rates, and the general strengthening of the economy and lodging industry. Occupancy decreased 2.7% mainly due to the impact of having fewer available rooms due to hotel room renovations, as well as a focus on increasing business related to higher rate transient and corporate business, and away from lower paying groups, as well as overall increasing daily rates in general. Revenue growth was negatively impacted due to the short term effects of brand conversions and rooms out of service during renovations and as a result of the Florida hurricanes at our comparable hotels.

Hotel operating expenses. Because of the events noted above, our total hotel operating expenses are not comparable between years. Hotel operating expenses decreased by $1.8 million or 2.3% in the three months ended March 31, 2005 as compared to the same period in 2004. The decrease was primarily attributable to the limited operations of certain of the hurricane-impacted properties, including the substantial closure of several properties. Food and beverage expense decreased by 2.8% of food and beverage revenue mainly due to menu pricing adjustments that have outpaced the increasing cost of labor and benefits. Rooms expense increased by 0.5% of rooms revenue mainly due to rising labor and benefits costs.

For the 62 comparable hotels, hotel operating expenses remained relatively flat from the first quarter of 2004 to the first quarter of 2005, even though revenues increased, primarily due to a decrease in occupancy and occupancy-driven expenses, as we focused on increasing ADR.

Other operating expenses. Other operating expenses include general and administrative expenses, property operating costs, depreciation and amortization, non-income taxes, and insurance. Individual variations in these expenses were as follows:

•	Property taxes, insurance expense and other expense: In the first quarter of 2005, expenses for hurricane-impacted properties decreased from the same period in 2004, primarily due to a $2.3 million reduction in rental payments under the best efforts leases program. Also, the hurricane-impacted properties’ expenses were reduced in 2005 to the extent that these costs were recoverable; these same properties had normal operating expenses in the first quarter of 2004. Additionally, property taxes decreased by $2.7 million from the same period in 2004, which included adjustments of $2.5 million of tax reserves. Insurance expense also decreased by $0.5 million, primarily due to a reduction in property insurance premiums, which was partially offset by additional insurance costs associated with the two hotels acquired in the second quarter of 2004.

•	Write-off of deferred financing fees: The current year’s repurchase of $1.5 million of senior unsecured notes resulted in a $0.01 million write-off of deferred financing fees. The same period in 2004 reflects the repurchase of approximately $71.5 million of senior unsecured notes, and the issuance of common stock in exchange for $38.0 million of senior subordinated notes, which resulted in a write-off of deferred financing fees of approximately $1.3 million. These expenses are included in depreciation and amortization expense.

Losses on asset impairments. Due to the progress of our asset disposition program during 2004, losses from asset impairments were recorded during the first quarter of 2004. The portfolio remaining in the 2005 first quarter has experienced no further impairments or adjustments to holding periods.

Equity in income/loss of and interest earned from unconsolidated affiliates. Equity in income/loss of and interest earned from unconsolidated affiliates consists of income earned from two investments in which we own non-controlling interests and do not consolidate in our financial statements. We recognize a proportionate share of the profit and loss earned by the Radisson Lexington Avenue Hotel, an equity method investment acquired in 2004, as well as interest income on the $40 million loan made to this entity. For the three months ended March 31, 2005, we recognized interest income of $1.4 million, offset by a $1.3 million equity share of net losses. In addition, we currently recognize a preferred return of 12% from our investment in MIP, accounted for using the cost method, resulting in current and cumulative preferred return income of $1.6 million in the first quarter of 2005. Our first quarter 2004 income of $1.6 million represents only the current portion of our 16% preferred return; no cumulative portion of the return was recognized.

Hurricane business interruption income. In the three months ended March 31, 2005, we recognized $2.3 million of business interruption income, based on insurance company acknowledgement of this minimum level of profit that six of our properties would have earned from the hurricane dates through March 31, 2005. For additional information regarding hurricane business interruption income, see “Results Overview—The August – September 2004 Hurricanes.”

Interest expense, net. Net interest expense declined 11.0% or $3.8 million in the three months ended March 31, 2005 compared to the same period in 2004, primarily as a result of 2004 repurchases of approximately $99.6 million of senior unsecured notes and the issuance of common stock in 2004 in exchange for $49.2 million of senior subordinated notes. The interest savings from these repurchases were somewhat offset by the placement of lower interest rate mortgages, and increases in LIBOR.

Loss from discontinued operations

During the three months ended March 31, 2005, there were no discontinued operations, sales of assets, or assets classified as held for sale. Loss from discontinued operations for the same period in 2004 totaled $12.1 million, including impairment charges of $4.8 million, a loss on disposition of assets of $6.9 million, and an income tax benefit of $0.1 million.

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

FFO

We use FFO as a measure of our performance. The following reconciles our GAAP net loss to FFO on a diluted basis (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss	$(13,444)	$(40,245)
Depreciation and amortization of real estate assets	23,494	24,503
Loss on disposal of assets	—	6,946
Unconsolidated affiliate adjustments	1,254	—
Minority interest to common OP unit holders	(634)	(997)

FFO	10,670	(9,793	)(A)

FFO per share	$0.12	($0.14)

Weighted average number of shares of common stock outstanding for FFO	87,495	68,640

(A)	Funds from operations included the effect of asset impairment charges, loss on early extinguishments of debt, write off of deferred financing fees, and related minority interest amounts recognized during the three months ended March 31, 2004, totaling $(11.8) million or $(0.17) per diluted share. The weighted average number of shares of common stock outstanding at March 31, 2004 on a fully diluted basis was 68.7 million.

The following reconciles our outstanding shares used to calculate net loss per share to our outstanding shares used to calculate FFO per diluted share (amounts in thousands):

	Three Months Ended March 31,
	2005	2004
Reconciliation from Basic Shares:
Weighted average number of basic shares of common stock outstanding for basic net loss per share calculation	87,392	68,640
Additional common stock equivalents for FFO:
Operating partnership units	—	—
Stock options	103	—

Weighted average number of shares of common stock outstanding for diluted FFO	87,495	68,640

Reconciliation from Diluted Shares:
Weighted average number of diluted shares of common stock outstanding for diluted net loss per share calculation	87,392	71,067
Additional common stock equivalents for FFO:
Operating partnership units	—	(2,427)
Stock options	103	—

Weighted average number of shares of common stock outstanding for diluted FFO	87,495	68,640

Financial Condition, Liquidity, and Capital Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings, funds from the sales of assets and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, debt repurchases, investments in hotels (including capital projects and acquisitions), and escrow requirements. Our debt strategy includes considering opportunities to repay debt and to reduce our overall cost of borrowing, such as through repaying more expensive debt with the proceeds from low interest rate mortgages and asset sales and the use of interest rate swaps. We believe we currently have sufficient cash on hand, and we expect to have adequate cash flow during the next twelve months in order to fund our operations, capital commitments and debt service obligations. We did not pay a dividend on our common stock during 2004, nor do we expect to pay one in 2005. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions, and since September 11, 2001 have been significantly affected by geopolitical concerns and other factors affecting business and leisure travel. If general economic conditions are significantly worse than we expect for an extended period, this will likely have a negative effect on our projections of available cash flow and liquidity.

Factors that may influence our liquidity include:

•	Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety related primarily to terrorism and related concerns, capital investments required to maintain our property’s competitive position, insurance coverage and timing of hurricane-related expenditures and related insurance receipts, and other operating risks described under the caption, “Risk Factors—Operating Risks” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004;

•	Factors that affect our access to bank financing and the capital markets, including operational risks, high leverage, covenant compliance, interest rate fluctuations, and other risks described under the caption “Risk Factors—Financing Risks” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004; and

•	Other factors described previously under the caption, “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

In 1999, we, through MeriStar Hospitality Operating Partnership, L.P. (“MHOP”), our principal operating subsidiary, invested $40 million in MeriStar Investment Partners, L.P. (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our cost-basis investment is in the form of a limited partnership interest, in which we earned (through December 9, 2004) a 16% cumulative preferred return with outstanding balances compounded quarterly. In accordance with MIP’s December 2004 amended and restated partnership agreement, the return on our investment and on our remaining unpaid accrued preferred return was reduced to a 12% annual cumulative return rate, and subordinate only to the MIP debt; and $12.5 million of our $40 million investment was upgraded to receive preference in liquidation over all other investments.

During the fourth quarter of 2003, we recognized a $25.0 million impairment loss on this investment since, at that time, the decline in the underlying value of our investment was deemed other than temporary. As of March 31, 2005, the book value of the original investment is $15.0 million.

In February 2005, MIP completed a $175 million commercial mortgage-backed securities financing, secured by its portfolio of eight hotels. Upon the completion of the financing in February 2005, we received a distribution of $15.5 million, which was applied to reduce our outstanding accrued preferred returns receivable to approximately $4 million.

As of March 31, 2005, our total MIP carrying value was $20.7 million, consisting of the $15.0 million adjusted investment balance and $5.7 million of accrued preferred returns receivable.

We invested approximately $134 million in capital expenditures during 2004. During the three months ended March 31, 2005, we invested approximately $39 million in non hurricane-related capital expenditures and expect to invest an additional $61 million in non hurricane-related capital expenditures during the remainder of 2005. During the three months ended March 31, 2005, we invested approximately $17 million in hurricane-related capital expenditures. The total amount of hurricane-related capital expenditures has not yet been fully determined, however we anticipate it to be well in excess of $100 million, most of which we expect to be reimbursed by our insurance carriers.

As part of our strategy to manage our leverage, we have retired debt with higher interest rates and acquired debt with lower interest rates. During the three months ended March 31, 2005, we repurchased, using available cash, $1.49 million of our senior subordinated notes (plus $0.06 million of accrued interest). Following these repurchases, we had $32.7 million of outstanding senior subordinated notes due 2007. In 2004, we retired $49.2 million of our senior subordinated notes and purchased $99.6 million of our senior unsecured notes. These transactions have allowed us to reduce our cost of borrowing and improve our credit statistics. We will continue to review opportunities to reduce our debt and cost of borrowing through debt repurchases.

On January 26, 2005, we entered into a $37.7 million mortgage loan on our Hilton Crystal City hotel that bears interest at a fixed rate of 5.84%. The mortgage requires interest only payments for the first three years and then monthly payments of interest and principal over the remaining portion of the ten year term of the loan, with the majority of the principal balance paid at the end of the ten year term. Our net proceeds of $34.7 million are net of a $3 million escrow reserve for future capital expenditures. We incurred financing costs of $0.8 million related to this mortgage.

We may look to use additional mortgage capacity permitted under our bond indentures to raise low interest rate, long-term secured debt with the proceeds used to repay more expensive debt and to fund capital investments in new or existing properties.

We may from time to time receive offers from potential acquirers of our hotel assets. We consider and evaluate any such opportunities that have the potential to improve our financial condition or results of operations through further repositioning our portfolio and recycling of capital. Proceeds from asset dispositions would most likely be reinvested into high yielding projects in our existing portfolio or used to fund debt repurchases or acquire assets with higher returns.

In August and September 2004, a number of our hotels located in Florida incurred substantial damage and business interruption. While we have comprehensive insurance coverage for both property damage and business interruption, we are experiencing a decline in revenues due to the full or partial closure of certain hotels, and accounting rules do not permit us to recognize any income from business interruption insurance or gains on replacement of damaged property until all contingencies associated with the related insurance payments have been resolved. Additionally, we may experience a timing delay between cash outflows and cash inflows, as we may incur costs to rebuild the damaged properties, and temporary negative cash flows associated with affected properties, that may not be reimbursed by the insurance carriers for several periods. Additionally, we are liable for any policy deductibles. While this timing difference may have some impact on our short term liquidity, we believe that we will be able to meet all of our short term cash needs through a variety of means, including reducing capital expenditures, borrowings under our credit facility and the placement of mortgages, if necessary. For more information regarding the impact of these hurricanes, see “—Results Overview.”

As of March 31, 2005, we had $62.9 million of cash held in escrow, which was required by certain debt agreements and the interest rate swap agreement. Our cash balance held in escrow may increase or decrease based upon the performance of our encumbered hotels, our ability to obtain timely capital reimbursements, and the fair value of our interest rate swap. Of the $62.9 million, approximately $27.4 million was available to fund capital expenditures as of March 31, 2005.

Sources and Uses of Cash

The following table shows our consolidated cash flows, generated by (used in) our various activities, for the three months ended March 31 (in thousands):

	2005	2004	2005 vs 2004
Operating activities	$21,534	$(2,636)	$24,170
Investing activities	(60,175)	44,901	(105,076)
Financing activities	31,971	(78,022)	109,993
Cash and cash equivalents, end of period—unrestricted	53,870	194,977	(141,107)

Cash flow from operations increased in the first quarter of 2005, primarily due to the impact of margin improvements due to the refocusing of our portfolio assets, as well as the generation of new revenues from our hotels acquired in 2004, and as a result of the lodging industry economic recovery.

We used a net $60.2 million of cash for investing activities during the three months ended March 31, 2005, consisting of:

•	$55.6 million in capital expenditures (including $2.7 million of capitalized interest); and

•	$4.5 million increase in cash restricted, mainly related to our interest rate swap.

Our investing activities provided a net $44.9 million of cash during the three months ended March 31, 2004, resulting primarily from:

•	$74.1 million in proceeds from the sale of 11 hotel assets; partially offset by

•	$23.7 million in capital expenditures (including $0.7 million of capitalized interest);

•	$3.3 million in costs associated with our asset dispositions; and

•	$2.1 million increase in cash restricted for mortgage escrows.

We generated a net $32.0 million of cash from financing activities during the three months ended March 31, 2005 due mainly to:

•	the incurrence of a $36.7 million mortgage loan, net of financing costs; partially offset by

•	$2.7 million in scheduled debt repayments; and

•	the repurchase of $1.5 million of senior unsecured debt.

We used a net $78.0 million of cash for financing activities during the three months ended March 31, 2004 due mainly to $77.8 million in repayments and repurchases of debt.

We must distribute to stockholders at least 90% of our REIT taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to REITs under the Internal Revenue Code. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the Internal Revenue Code requirements. In that event, we would seek to borrow additional funds or sell additional non-core assets for cash, or both, to the extent necessary to obtain cash sufficient to make the distributions required to retain our qualification as a REIT. Any future distributions will be at the discretion of our Board of Directors and will be determined by factors including our operating results, restrictions imposed by our borrowing agreements, capital expenditure requirements, the economic outlook, the distribution requirements for REITs under the Internal Revenue Code and such other factors as our Board of Directors deems relevant. Our senior unsecured notes indenture permits the payment of dividends in order to maintain REIT qualification when we fall below a 2 to 1 fixed charge coverage ratio. However, our senior subordinated notes indenture is more restrictive in that it permits the payment of dividends only if we exceed the 2 to 1 fixed charge coverage ratio. The timing and amount of any future distributions is dependent upon these factors, and we cannot provide assurance that any such distributions will be made in the future.

In the course of document review with respect to the MIP restructuring, we discovered a potential technical REIT qualification issue relating to a wholly-owned subsidiary of MIP, of which we are deemed to own a de minimis proportionate share. In order to eliminate any uncertainty regarding this issue, we are currently negotiating a closing agreement with the Internal Revenue Service to resolve all REIT qualification matters with respect to this potential issue. As a result of our negotiations with the Internal Revenue Service, we do not anticipate incurring a material tax liability and we expect to remain qualified as a REIT for all prior years. We also remain qualified to operate as a REIT for calendar year 2005.

Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Senior unsecured notes due 2011—9.125%	$355,665	$355,665
Senior unsecured notes due 2008—9.0%	270,500	270,500
Senior unsecured notes due 2009—10.5%	224,187	224,187
Secured facility, due 2009	301,388	302,979
Secured facility, due 2013	98,880	99,293
Convertible subordinated notes	170,000	170,000
Senior subordinated notes	32,740	34,225
Mortgage and other debt	161,972	125,051
Unamortized issue discount	(3,731)	(3,950)

	$1,611,601	$1,577,950
Fair value adjustment for interest rate swap	(11,424)	(4,674)

	$1,600,177	$1,573,276

Senior subordinated notes. During the three months ended March 31, 2005, we repurchased, using available cash, $1.49 million of our senior subordinated notes (plus $0.06 million of accrued interest). We recorded a loss on early extinguishment of debt of $0.06 million and wrote off deferred financing costs of $0.01 million related to this activity. The write off of deferred financing costs is included in depreciation and amortization expense on the accompanying consolidated statements of operations.

Mortgage and other debt. On January 26, 2005, we entered into a $37.7 million mortgage loan on our Hilton Crystal City hotel that bears interest at a fixed rate of 5.84%. The mortgage requires interest only payments for the first three years and then monthly payments of interest and principal over the remaining portion of the ten year term of the loan, with the majority of the principal balance paid at the end of the ten year term. Our net proceeds of $34.7 million are net of a $3 million escrow reserve for future capital expenditures. We incurred financing costs of $0.8 million related to this mortgage.

Derivatives. As of March 31, 2005 and December 31, 2004, the fair value of our interest rate swap was approximately an $11.4 million liability and $4.7 million liability, respectively. This amount is recorded on our consolidated balance sheet in the other liabilities line item with a corresponding debit recorded to long-term debt. During the three months ended March 31, 2005, we earned net cash payments of $0.9 million under the swap, which were recorded as a reduction in interest expense. In conjunction with the interest rate swap, we have posted collateral of $18.9 million and $12.0 million as of March 31, 2005 and December 31, 2004, respectively, which is recorded as restricted cash. The required collateral amount fluctuates based on the changes in the swap rate and the amount of time left to maturity. During the three months ended March 31, 2005, our posted collateral ranged from $10.9 million to $18.9 million. However, due to the terms of the swap agreement, our posted collateral must be a minimum amount calculated per the agreement, which was $6.3 million as of March 31, 2005. We will receive all remaining collateral upon maturity of the swap.

Asset Acquisitions

During 2004, we invested in three properties, each of them having exceptional quality and exhibiting superior growth potential, and being located in three of the top performing markets in the country. We believe these factors will enable these investments to produce superior returns for our shareholders. Our two consolidated hotels, and while not consolidated into our results, the hotel for which we record equity in income/loss, realized three months ended March 31, 2005 combined RevPAR of $129.39. RevPAR for our comparable hotels during the three months ended March 31, 2005 was $71.66. The higher RevPAR of the acquired hotels is indicative of their quality and overall earnings power.

On May 10, 2004 we acquired the four-star, four-diamond rated Ritz-Carlton, Pentagon City in Arlington, Virginia for a purchase price of $93 million. The 366-room luxury hotel is operated by The Ritz-Carlton Hotel Company, LLC under a long-term contract. The hotel features nearly 18,000 square feet of meeting space, which can accommodate meetings of up to 900 guests.

Additionally, on June 25, 2004, we acquired the 485-room Marriott Irvine in Orange County, California, for a purchase price of $92.5 million. The hotel is operated by a subsidiary of Marriott International, Inc. under a long-term contract. The hotel features 30,000 square feet of meeting space, including a 13,000 square foot ballroom, that can accommodate meetings of up to 1,500 guests.

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

We will continue to be highly selective with potential acquisitions, focusing primarily on larger properties located in major urban markets or high-end resort destinations with high barriers to new competition, premium brand affiliations, significant meeting space and superior growth potential. The terms of our senior note indentures may limit our ability to obtain financing to acquire assets beyond certain limited exceptions (including up to $300 million of mortgage indebtedness, of which $194.7 million was available at March 31, 2005, and $50 million of general indebtedness) as we are below the required fixed charge coverage ratio of 2 to 1, at which level we would be permitted to generally incur debt without restriction.

Asset Dispositions

We have substantially completed our previously announced portfolio repositioning disposition program that repositioned our portfolio into one generally consisting of larger assets with significant meeting space operated under major brands in urban or high-end resort locations. Between January 1, 2003 and March 31, 2005, we disposed of 36 hotels with 8,109 rooms for total gross proceeds of $283.6 million in cash and $11.1 million in reduction of debt. Of these 36 hotels, 15 hotels were disposed of in 2003 and 21 hotels were disposed of in 2004. The reshaping of our portfolio has contributed to an increase in RevPAR, which, for our entire portfolio of properties (both quarters exclude seven properties affected by hurricanes in 2004 and closed during the first quarter of 2005), increased to $72.83 from $64.07 for the three months ended March 31, 2005 and 2004, respectively.

In addition, we may from time to time receive offers on other assets that we might consider selling. We would consider any opportunities that have the potential to improve our financial condition or results of operations through further repositioning our portfolio and recycling of capital. Proceeds from asset dispositions would be reinvested into our portfolio through renovation activities and new investments, or used to fund debt repurchases.

Capital Expenditures

We have developed a targeted renovation program that is designed to reduce the time and cost required to renovate hotels, allowing us to improve the quality of our hotels faster to take advantage of the rebound in the economy and better manage the disruptions associated with renovations. We accelerated our renovation program for certain key assets, which created some short-term disruption but also positioned these properties to participate more quickly in the lodging industry recovery. We make ongoing capital expenditures in order to keep our hotels competitive in their markets and to comply with franchise obligations, as described further in “Operating Risks” (the potential adverse impact of our failure to meet the requirements contained in our franchise and licensing agreements) included in Item 1—Risk Factors of our Annual Report on Form 10-K as of December 31, 2004. Additionally, certain of our hotels’ management contracts and franchise agreements contain reserve requirements for property improvements. We fund our capital expenditures primarily from cash generated from operations and existing cash on hand and intend to use a portion of the proceeds from the sales of assets to provide capital for renovation work. We invested approximately $134 million in capital expenditures during 2004. During the three months ended March 31, 2005, we invested approximately $39 million in non hurricane-related capital expenditures and expect to invest an additional $61 million in non hurricane-related capital expenditures during the remainder of 2005. The emphasis is on completing these projects on budget with minimal disruptions to operations. We focus on complete room and facility renovations, eliminating to the degree possible, piecemeal work where the typical consumer might not ascribe value to the improvements. We believe we are timing this work appropriately to take full advantage of the economic recovery. During the three months ended March 31, 2005, we invested approximately $17 million in hurricane-related capital expenditures. The total amount of hurricane-related capital expenditures has not yet been fully determined, however we anticipate it to be well in excess of $100 million, most of which we expect to be reimbursed by our insurance carriers.

Other Financial Information

Hurricane Related Insurance Recoveries

We have comprehensive insurance coverage for both property damage and business interruption. Some properties are requiring substantial repair and reconstruction and have remained closed while such repairs are completed. Our recovery effort is extensive and includes replacing portions of buildings, landscaping and furniture, as well as upgrading to comply with changes in building and electrical codes. As of March 31, 2005, the net book value of the property damage is estimated to be at least $65.5 million; however, we are still assessing the impact of the hurricanes on our properties, and final net book value write-offs could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. We have recorded a corresponding insurance claim receivable for this $65.5 million net book value amount because we believe that it is probable that the insurance recovery, net of deductibles, will exceed the net book value of the damaged portion of these assets. The recovery is based on replacement cost, and we have submitted claims substantially in excess of $65.5 million.

While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of these hotels, certain deductibles (primarily windstorm) and limitations will apply. Moreover, while we are receiving and expect to continue to receive interim insurance payments, no determination has been made as to the total amount or timing of those insurance payments, and those insurance payments may not be sufficient to cover the costs of all the restoration of the hotels. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved and the relevant payments have been received.

As a result of the damage caused by the hurricanes, our properties experienced varying periods of business interruption and impacts on operations, including closure of certain hotels. Where possible and in order to mitigate loss of revenues, some permanent repairs to damaged properties were deferred during the Florida “high season”, which generally lasts from late December through early April, in order to have facilities available to meet demand. These damaged facilities will be removed from service for permanent repairs at a later date. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding the amount of loss for income losses sustained. To the extent that we are entitled to a recovery under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such receivable will then be reflected as a component of operating income. Any gain resulting from business interruption insurance for lost income will not be recognized until all contingencies related to the insurance recoveries are resolved and collection of the relevant payments is probable. These income recognition criteria will result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected properties, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly results for some periods into the future.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires companies to recognize compensation cost relating to share-based payment transactions, and measure that cost based on the fair value of the equity or liability instruments issued. We are required to comply with the provisions of this statement beginning with the first quarter of 2006. We do not expect the adoption of this revised standard to have a material effect on our accounting treatment for share-based payments, as we adopted the transition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” on January 1, 2003 and elected to recognize compensation expense for options granted subsequent to December 31, 2002 under the fair-value-based method.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have designated the interest rate swap as a fair value hedge for financial reporting purposes and the amounts paid or received under the swap agreement will be recognized over the life of the agreement as an adjustment to interest expense. Changes in the fair value of the swap and the secured facilities are reflected in the balance sheet as offsetting changes and have no income statement effect. The fair value of the interest rate swap at March 31, 2005 was a liability of approximately $11.4 million, which is included in the other liabilities line item on our consolidated balance sheet.

In conjunction with the interest rate swap, we have posted collateral of $18.9 million and $12.0 million as of March 31, 2005 and December 31, 2004, respectively, which is recorded as restricted cash. The required collateral amount fluctuates based on the changes in the swap rate and the amount of time left to maturity. During the three months ended March 31, 2005, our posted collateral ranged from $10.9 million to $18.9 million. However, due to the terms of the swap agreement, our posted collateral must be a minimum amount calculated per the agreement, which was $6.3 million as of March 31, 2005. We will receive all remaining collateral upon maturity of the swap.

The table below provides information about our derivative financial instrument that is sensitive to changes in interest rates. The table presents contractual payments to be exchanged under the contract and weighted average interest rates by expected (contractual) maturity dates for our interest rate swap. Weighted average interest rates and notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average interest rates are based on implied forward rates in the yield curve as of March 31, 2005. The interest rate swap that we have entered into is strictly to hedge interest rate risk and not for trading purposes.

Expected Payment Date

($ in millions)

	2005	2006	2007	2008	2009	Total	Fair Value as of 3/31/05
Interest Rate Derivative
Interest Rate Swap
Fixed to Variable	$0.5	$(2.6)	$(3.4)	$(3.8)	$(2.6)	$(11.9)	$(11.4)
Average pay rate	7.62%	8.74%	9.06%	9.22%	9.32%
Average receive rate	8.01%	8.01%	8.01%	8.01%	8.01%

As a result of our interest rate swap, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. A change in one month LIBOR of 50 basis points would result in an increase or decrease in current annual interest expense of approximately $1.5 million.

As of March 31, 2005, approximately 19% of our outstanding debt bears fixed rates of interest that have been effectively swapped from a fixed rate to a floating rate, with the remaining 81% of debt bearing fixed rates of interest.

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

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, our chief financial officer, and our chief accounting officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document
3.1	Second Articles of Amendment and Restatement of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-11 (No. 333-4568), and filed with the Commission on July 24, 1996).

3.1.1	Articles of Amendment of Second Articles of Amendment and Restatement of Incorporation dated August 11, 2000 (incorporated by reference to Exhibit 3.1.1 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

3.1.2	Articles of Amendment of Second Articles of Amendment and Restatement of Incorporation dated June 30, 2001 (incorporated by reference to Exhibit 3.1.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement No. 333-66229, and filed with the Commission on October 28, 1998).

3.2.1	Amended and Restated By-laws of the Registrant dated and effective April 22, 2003 (incorporated by reference to Exhibit 3.2.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2003, and filed with the Commission on May 14, 2003).

13	Financial Statements of MeriStar Hospitality Operating Partnership, L.P. as of and for the three months ended March 31, 2005. *

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer. *

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer. *

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer. *

32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer. *

99.1	Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P. *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISTAR HOSPITALITY CORPORATION

By:	/s/ DONALD D. OLINGER
Donald D. Olinger
Executive Vice President and Chief Financial Officer MeriStar Hospitality Corporation

Dated: May 9, 2005