Form 10-Q
period 2005-09-30
MERISTAR HOSPITALITY CORP
filed 2005-11-09
CIK 1012967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding at November 1, 2005 was 87,493,210.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands, except per share amounts)

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Property and equipment	$2,569,041	$2,581,720
Accumulated depreciation	(513,559)	(506,632)

	2,055,482	2,075,088

Assets held for sale	23,058	—
Investments in and advances to unconsolidated affiliates	71,465	84,796
Prepaid expenses and other assets	35,969	34,533
Insurance claim receivable	37,070	76,056
Accounts receivable, net of allowance for doubtful accounts of $528 and $691	41,922	32,979
Restricted cash	18,839	58,413
Cash and cash equivalents	35,296	60,540

	$2,319,101	$2,422,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt	$1,613,982	$1,573,276
Accounts payable and accrued expenses	81,638	75,527
Accrued interest	29,733	41,165
Due to Interstate Hotels & Resorts	16,881	21,799
Other liabilities	7,618	11,553

Total liabilities	1,749,852	1,723,320

Minority interests	10,100	14,053
Stockholders’ equity:
Preferred stock, par value $0.01 per share
Authorized – 100,000 shares
Issued – none	—	—
Common stock, par value $0.01 per share
Authorized – 100,000 shares
Issued – 89,982 and 89,739 shares	900	897
Additional paid-in capital	1,468,504	1,465,658
Accumulated deficit	(866,274)	(738,393)
Common stock held in treasury – 2,491 and 2,372 shares	(43,981)	(43,130)

Total stockholders’ equity	559,149	685,032

	$2,319,101	$2,422,405

The accompanying notes are an integral part of these consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Hotel operations:
Rooms	$130,674	$121,053	$389,870	$378,807
Food and beverage	48,035	44,483	158,322	147,936
Other hotel operations	12,036	12,518	34,787	43,100
Office rental, parking and other revenue	1,908	1,426	4,941	4,021

Total revenue	192,653	179,480	587,920	573,864

Hotel operating expenses:
Rooms	33,041	32,000	95,766	94,565
Food and beverage	36,323	34,762	112,613	109,284
Other hotel operating expenses	7,708	8,182	22,124	27,290
Office rental, parking and other expenses	945	682	2,381	1,938
Other operating expenses:
General and administrative, hotel	32,328	28,770	93,643	88,950
General and administrative, corporate	4,000	2,547	10,361	9,653
Property operating costs	30,947	28,292	89,622	85,796
Depreciation and amortization	25,728	24,599	73,021	73,058
Property taxes, insurance and other	11,092	12,567	33,439	43,337
Loss on asset impairments	40,343	—	40,343	—
Contract termination costs	1,081	—	1,081	—

Operating expenses	223,536	172,401	574,394	533,871

Equity in income/loss of and interest earned from unconsolidated affiliates	2,682	1,600	7,257	4,800
Hurricane business interruption insurance gain	—	—	4,290	—

Operating (loss) income	(28,201)	8,679	25,073	44,793

Minority interest income	3,012	775	3,320	2,392
Interest expense, net	(30,152)	(30,994)	(91,563)	(95,586)
Loss on early extinguishments of debt	(54,165)	—	(55,172)	(7,903)

Loss before income taxes and discontinued operations	(109,506)	(21,540)	(118,342)	(56,304)

Income tax (expense) benefit	(33)	289	(867)	796

Loss from continuing operations	(109,539)	(21,251)	(119,209)	(55,508)

Discontinued operations:
Loss from discontinued operations before income tax	(5,832)	(5,557)	(8,672)	(23,223)
Income tax benefit	—	36	—	159

Loss from discontinued operations	(5,832)	(5,521)	(8,672)	(23,064)

Net loss	$(115,371)	$(26,772)	$(127,881)	$(78,572)

Basic loss per share:
Loss from continuing operations	$(1.25)	$(0.24)	$(1.36)	$(0.70)
Loss from discontinued operations	(0.07)	(0.07)	(0.10)	(0.29)

Loss per basic share	$(1.32)	$(0.31)	$(1.46)	$(0.99)

Diluted loss per share:
Loss from continuing operations	$(1.25)	$(0.25)	$(1.37)	$(0.71)
Loss from discontinued operations	(0.07)	(0.06)	(0.09)	(0.28)

Loss per diluted share	$(1.32)	$(0.31)	$(1.46)	$(0.99)

The accompanying notes are an integral part of these consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net loss	$(127,881)	$(78,572)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	75,184	78,567
Loss on asset impairments	46,989	10,022
Loss on sale of assets, before tax effect	2,527	13,762
Loss on early extinguishments of debt	433	7,903
Minority interests	(3,320)	(2,392)
Equity in loss of unconsolidated affiliate	1,342	—
Amortization of unearned stock-based compensation	848	(3,845)
Deferred income taxes	—	(1,233)
Changes in operating assets and liabilities:
Insurance claim receivable, less capital expenditure proceeds	40,895	(3,071)
Accounts receivable, net	(8,943)	8,342
Prepaid expenses and other assets	2,568	8,985
Receivables from unconsolidated affiliates	12,128	(4,800)
Due to Interstate Hotels & Resorts	(6,982)	(9,058)
Accounts payable, accrued expenses, accrued interest and other liabilities	(3,952)	(18,767)

Net cash provided by operating activities	31,836	5,843

Investing activities:
Acquisition of hotels, net of cash acquired of $4.1 million	—	(182,375)
Capital expenditures for property and equipment	(171,771)	(85,632)
Deposit on investment in hotel	—	(7,500)
Proceeds from sales of assets	45,825	119,323
Estimated insurance proceeds related to capital expenditures	7,700	—
Decrease (increase) in restricted cash	45,898	(17,187)
Costs associated with disposition program and other, net	(2,192)	(5,653)

Net cash used in investing activities	(74,540)	(179,024)

Financing activities:
Prepayments on debt	(382,571)	(105,049)
Scheduled payments on debt	(16,061)	(6,991)
Proceeds from mortgage loans, net of financing costs	73,374	109,700
Proceeds from debt issuance, net of financing costs	320,704	—
Net borrowings under credit facility revolver, net of financing costs	22,519	—
Distributions to minority investors	—	(141)
Proceeds from common stock issuance, net of issuance costs	346	72,261
Purchase of subsidiary partnership interests	—	(8,690)
Repurchase of common stock under employee stock plans	(851)	(160)
Other	—	(207)

Net cash provided by financing activities	17,460	60,723

Effect of exchange rate changes on cash and cash equivalents	—	(632)

Net decrease in cash and cash equivalents	(25,244)	(113,090)
Cash and cash equivalents, beginning of period	60,540	230,884

Cash and cash equivalents, end of period	$35,296	$117,794

Supplemental Cash Flow Information
Cash paid for interest and income taxes:
Interest, net of capitalized interest	$102,751	$106,559
Income tax payments, net of (refunds)	$751	$(500)

Non-cash investing and financing activities:
Property damage insurance claim receivable	$9,609	$60,000
Senior subordinated debt redeemed in exchange for common stock	$—	$49,213
Mortgage foreclosure	$—	$11,141
Change of fair value of interest rate swap	$3,981	$2,343
Issuance of stock bonus	$1,022	$—
Redemption of OP units	$633	$606

The accompanying notes are an integral part of these consolidated financial statements.

MERISTAR HOSPITALITY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

1.	Organization

MeriStar Hospitality Corporation (the “Company”) is a real estate investment trust, or REIT. We own a portfolio of primarily upper upscale, full-service hotels and resorts in the United States. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of September 30, 2005, we owned 69 hotels with 19,376 rooms, all of which were leased by our taxable subsidiaries. Sixty-seven of these hotels were managed by Interstate Hotels & Resorts (“Interstate”), one hotel was managed by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”), a subsidiary of Marriott International, Inc., and one hotel was managed by another subsidiary (“Marriott”) of Marriott International, Inc. (collectively with Interstate and Ritz-Carlton, the “Managers”). During the third quarter of 2005, we entered into agreements to convert the management of one hotel from Interstate to Marriott management, effective during the fourth quarter of 2005.

The Managers operate the 69 hotels we owned as of September 30, 2005 pursuant to management agreements with our taxable subsidiaries. Under these management agreements, each taxable subsidiary pays a management fee for each property to the Manager of its hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

Under the Interstate management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. The agreements have initial terms expiring on January 1, 2011 with three renewal periods of five years each at the option of Interstate, subject to some exceptions. Additionally, our franchise fees generally range from 1.5% to 7.5% of hotel room revenues.

Under the existing Ritz-Carlton and Marriott management agreements, the base management fee is 3.0% and 2.5% of total hotel revenue, respectively, through 2005 and 3.0% under both thereafter, plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total revenue and 20% of available cash flow (as defined in the relevant management agreement), respectively. The agreements have initial terms expiring in 2015 and 2024, respectively, with four and three renewal periods of 10 and five years each, respectively, at the option of Ritz-Carlton and Marriott. The Ritz-Carlton and Marriott management agreements include certain limited performance guarantees by the relevant manager which are designed primarily to provide downside performance protection and run through 2005 and up to 2008, respectively. Management, based upon budgets and operating trends, expects payments under these guarantees for 2005 and in the future to be minimal.

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

Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries and its controlled affiliates. We consolidate entities (in the absence of other factors when determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own the general partnership interest. Additionally, if we determine that we are an owner in a variable interest entity within the meaning of the Financial Accounting Standards Board, or FASB, revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” and that our variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then we will consolidate the entity. All material intercompany transactions and balances have been eliminated in consolidation. One of our properties reports results over 13 four week periods each year. We include 12 weeks of results in each of quarters one through three and 16 weeks of results in quarter four.

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

Property and Equipment. We record our property and equipment at cost, or at fair value at the time of contribution for contributed property. We use the straight-line method for depreciation. We depreciate the majority of our buildings and improvements over an estimated useful life of 20 to 40 years, or the remaining term of a ground lease (including consideration of renewal options), if shorter. We depreciate furniture, fixtures and equipment over lives ranging from five to seven years, and computers over three to five years. During the three months ended September 30, 2005 and 2004, we recognized depreciation expense of $22.1 million and $24.6 million, respectively. During the nine months ended September 30, 2005 and 2004, we recognized depreciation expense of $67.9 million and $72.6 million, respectively. For the three months ended September 30, 2005 and 2004, we capitalized interest of $3.3 million and $1.6 million, respectively. For the nine months ended September 30, 2005 and 2004, we capitalized interest of $9.1 million and $3.6 million, respectively.

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

Had compensation cost been determined based on fair value at the grant date for awards granted prior to our adoption of the fair value method, our net income (loss) and per share amounts would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(115,371)	$(26,772)	$(127,881)	$(78,572)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	959	336	2,333	1,311
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(967)	(372)	(2,354)	(1,449)

Net loss, pro forma	$(115,379)	$(26,808)	$(127,902)	$(78,710)

Loss per share, as reported:
Basic and diluted	$(1.32)	$(0.31)	$(1.46)	$(0.99)

Loss per share, pro forma:
Basic and diluted	$(1.32)	$(0.31)	$(1.46)	$(0.99)

Weighted average fair value of options granted	$2.91	$2.87	$2.91	$1.92

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

Accounting for the Impact of the Hurricane Damage to Properties. In August and September 2004, hurricanes Charley and Frances caused substantial damage to a number of our hotels located in Florida. The 2004 hurricane damage and local evacuation orders also caused significant business interruption at many of our Florida properties, including the complete closure of certain hotels. As a result, eight of our hotels were closed for an extended period of time, and four others were affected in varying degrees; all but three of these hotels are now open (on a partial or full basis).

In August 2005, Hurricane Katrina caused damage to three of our hotels located in New Orleans and Florida. While the hurricane damage and local evacuation orders caused property damage and business interruption, the operating results of these three properties are not material to our overall performance, and all three of the affected hotels are included in our current disposition program. The hotel located in Florida was only closed briefly.

We have comprehensive insurance coverage for both property damage and business interruption. Some properties, mainly those affected by the 2004 hurricanes, are requiring substantial repair and reconstruction and have remained closed while such repairs are completed. As of September 30, 2005, the net book value of the property damage is estimated to be at least $75.1 million; however, we are still assessing the impact of the hurricanes on our properties, and final net book value write-offs could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. We have recorded a corresponding insurance claim receivable for this $75.1 million net book value amount because we believe that it is probable that the insurance recovery, net of deductibles, will exceed the net book value of the damaged portion of these assets. The recovery is based on replacement cost, and we have submitted claims substantially in excess of $75.1 million.

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

As of September 30, 2005 and November 1, 2005, three of the properties affected by the 2004 hurricanes and two of the properties affected by the 2005 hurricane remained substantially closed due to hurricane damage. Additionally, as of September 30, 2005, one property affected by a 2004 hurricane that suffered varying amounts of hurricane damage had certain guest rooms, its restaurants, lounge, registration area and conference facilities out of service; this property was open as of November 1, 2005. Where possible and in order to mitigate loss of revenues, some permanent repairs to damaged properties were deferred during the Florida “high season,” which generally lasts from late December through early April, in order to have facilities available to meet demand. These damaged facilities are being removed from service for permanent repairs based upon demand so as to minimize business disruptions. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding the amount of sustained income losses. To the extent that we are entitled to a recovery under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized. Any gain resulting from business interruption insurance for lost income will not be recognized until all contingencies related to the insurance recoveries are resolved and collection of the relevant payments is probable. These income recognition criteria will likely often result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected properties, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly results for some periods into the future.

Under these income recognition criteria, during the nine months ended September 30, 2005, we have recorded a business interruption recovery gain of $4.3 million due to receiving recognition of a minimal level of business interruption profit that the insurance companies are willing to recognize without any contingencies at this time for certain of our hurricane-affected properties. Our business interruption claims substantially exceed the amount of this minimal recognition to date. We ultimately expect to recognize additional business interruption insurance gains as we proceed further through the claims process.

Through September 30, 2005, we have incurred recoverable costs related to both property damage and business interruption recoveries totaling $75.2 million. In addition, we recorded a receivable of $75.1 million related to the write-off of the net book value of the damaged portion of our assets. We had collected $117.5 million in insurance proceeds through September 30, 2005. We have collected an additional $5.8 million in insurance proceeds from October 1 through November 1, 2005. The cost recoveries are recorded on the expense line item to which they relate; therefore there is no net impact to any line item or our results.

Of the total $123.3 million in insurance proceeds collected through November 1, 2005, $115.8 million represents reimbursements on claims related to Hurricane Charley, and $7.5 million represents reimbursements on claims related to Hurricane Frances. While we anticipate that we will ultimately be reimbursed for costs incurred as well as business interruption insurance gains, subject to any policy deductibles and limitations, we have incurred out-of-pocket costs while awaiting reimbursement; no determination has been made as to the total amount or timing of those insurance payments, which may not be sufficient to cover all of the costs incurred. The timing of when we will be fully reimbursed for costs incurred and able to recognize business interruption insurance gains is uncertain.

The following is a summary of hurricane-related activity recorded (in millions):

Insurance claim receivables September 30, 2005
Fixed assets net book value write down	$75.1
Recoverable costs incurred	75.2
Business interruption insurance gain	4.3
Payments received	(117.5)

$37.1

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

The FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” in December 2004. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We are required to comply with the provisions of this statement for the third quarter of 2005. We have not entered into or modified any transactions within the scope of this standard, nor do we have any existing transactions that fall within the scope of SFAS No. 153, therefore the adoption of this statement has not had a material effect on our results of operations.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3”, which changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless the change is required by a new pronouncement and the pronouncement states specific transition provisions. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. We are required to adopt this Statement for accounting changes and corrections of errors made during and after the first quarter of 2006. We do not expect the adoption of this statement to have a material effect on our results of operations.

Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership interests, or there is an increase or decrease in the number of outstanding limited partnership interests. We are required to adopt the provisions of EITF Issue 04-5 for the first quarter of 2006, and for the third quarter of 2005 for new or modified arrangements. We have not entered into or modified any such arrangements, therefore, the adoption of this ETIF statement has not had, and we do not expect its adoption to have a material effect on our financial statements.

Reclassifications. Certain prior period information has been reclassified to conform to the current period presentation. These reclassifications have no impact on consolidated net loss.

Loss on Early Extinguishments of Debt. Our $54.2 million and $55.2 million loss on early extinguishments of debt recognized during the three and nine months ended September 30, 2005, respectively, consists of $52.2 million in connection with the legal defeasance of our previous secured facility due 2009 and related interest rate swap termination, $1.8 million and $2.8 million, respectively, related to the repurchase of our senior unsecured notes, and $0.2 million related to the repurchase of our senior subordinated notes. Previously, we had reported a loss on early extinguishments of debt of $56.2 million and $57.2 million for the three and nine months ended September 30, 2005, respectively, as reported in our press release issued on November 1, 2005. Upon finalization of the calculations, we determined that the loss on early extinguishments of debt for the three and nine months ended September 30, 2005, was $54.2 million and $55.2 million, respectively; these amounts are reflected in our financial statements included in this Form 10-Q. (See Note 8.)

3.	Comprehensive Loss

Comprehensive loss equaled net loss for the three and nine months ended September 30, 2005 and for the three months ended September 30, 2004, as we no longer have foreign operations. Comprehensive loss was $77.6 million for the nine months ended September 30, 2004, which consisted of net loss ($78.6 million) and foreign currency translation adjustments.

4.	Acquisitions

On May 10, 2004 and June 25, 2004, we acquired the 366-room Ritz-Carlton, Pentagon City in Arlington, Virginia and the 485-room Marriott Irvine in Orange County, California, respectively, for a total purchase price of $185.5 million, plus net acquisition costs and adjustments of $0.9 million.

The acquisitions were accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotels have been consolidated in our financial statements since the date of purchase. On an unaudited pro forma basis, revenues, net income and basic and diluted loss per share for the three and nine months ended September 30, 2004 would have been reported as follows if the acquisitions had occurred at the beginning of each of the respective periods (in thousands, except per share amounts):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Total revenue	$179,480	$601,041
Net loss	(26,772)	(76,407)
Net loss per share:
Basic	$(0.31)	$(0.96)
Diluted	(0.31)	(0.96)

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Land	$231,876	$244,088
Buildings and improvements	1,844,222	1,926,813
Furniture, fixtures and equipment	314,659	295,562
Construction-in-progress	178,284	115,257

	$2,569,041	$2,581,720

We incurred no impairment losses during the first quarter of 2005. During the second quarter of 2005, we recognized an impairment loss of $2.8 million which is recorded in discontinued operations. During the third quarter of 2005, we recognized an impairment loss of $44.1 million; $37.8 million of this loss is related to four assets that previously collateralized our secured facility due 2009 that was defeased during the third quarter of 2005 and are now able to be sold (see Note 8). Of the $44.1 million loss, $3.8 million is recorded in discontinued operations (see Note 13).

During the first, second and third quarters of 2004, we recognized impairment losses of $5.0 million, $2.4 million, and $2.6 million, respectively, all of which are recorded in discontinued operations as of September 30, 2005 (see Note 13).

The impairment losses recorded during 2005 and 2004 were triggered by an expectation that a property would be sold significantly before the end of its estimated useful life. The impairment losses were based on our estimates of the fair value of the properties we were actively marketing based on available market data. These estimates required us to make assumptions about the sales prices that we expected to realize for each property as well as the timing of a potential sale. In making these estimates, we considered the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. In nearly all cases, our estimates reflected the results of an extensive marketing effort and negotiations with prospective buyers. Actual results could differ materially from these estimates.

6.	Assets Held for Sale

At December 31, 2004, none of our properties met the criteria as prescribed by SFAS No. 144 to classify them as held for sale. At September 30, 2005, one of our properties met our criteria for classification as held for sale. We plan to sell this property in the fourth quarter of 2005. No other assets met the criteria as prescribed by SFAS No. 144 to classify them as held for sale.

Assets held for sale as of September 30, 2005 consisted of the following (in thousands):

September 30, 2005
Land	$2,380
Buildings and improvements	23,240
Furniture, fixtures and equipment	3,234
Construction-in-progress	133

28,987
Accumulated depreciation	(5,929)

$23,058

7.	Investments in Unconsolidated Affiliates

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

Our equity investment is accounted for under the equity method of accounting, in accordance with our accounting policies as described in Note 2 to the consolidated financial statements. The interest income from the loan, as well as the income related to the 49.99% share in profits and losses, is recorded in a separate line “equity in income/loss of and interest earned from unconsolidated affiliates” within operating activities as the operations of this investment are integral to our operations. During the three and nine months ended September 30, 2005, we recognized interest income of $1.4 million and $4.3 million, respectively, on the mezzanine loan, which is recognized as earned. As of September 30, 2005 and December 31, 2004, the outstanding balance on the loan, including accrued interest receivable, was $40.7 million and $40.8 million, respectively, and our investment in partnership equity was $7.3 million and $9.5 million, respectively. During the three and nine months ended September 30, 2005, we recognized ($0.2) million and ($1.3) million, respectively, of equity in net losses on our equity investment.

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

In February 2005, MIP completed a $175 million commercial mortgage-backed securities financing, secured by its portfolio of eight hotels. Upon the completion of the financing in February 2005, we received a distribution of $15.5 million, which was applied to reduce our outstanding accrued preferred returns receivable to approximately $4 million at that time.

As of September 30, 2005, our total MIP carrying value was $23.5 million, consisting of the $15.0 million adjusted investment balance and $8.5 million of accrued preferred returns receivable.

We recognize our preferred return quarterly as it becomes due to us. The income, net of related expense, if any, is recorded in the “equity in income/loss of and interest earned from unconsolidated affiliates” line within operating activities as the operations of this investment are integral to our operations. For the three months ended September 30, 2005 and 2004, we recognized a preferred return of $1.4 million and $1.6 million, respectively, from this investment. For the nine months ended September 30, 2005 and 2004, we recognized a preferred return of $4.3 million and $4.8 million, respectively, from this investment. As of September 30, 2005 and December 31, 2004, cumulative preferred returns of $8.5 million and $19.7 million, respectively, were due from MIP. We expect that any cumulative unpaid preferred returns will be paid in the future from excess cash flow above our current return and from potential partnership hotel disposition proceeds in excess of debt allocated to individual assets. We evaluate the collectibility of our preferred return based on our preference to distributions and the underlying value of the hotel properties.

8.	Debt

Debt consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Credit facility	$25,000	—
Senior unsecured notes due 2011 – 9.125%	342,665	$355,665
Senior unsecured notes due 2008 – 9.0%	251,558	270,500
Senior unsecured notes due 2009 – 10.5%	205,894	224,187
Secured facility, due 2007, with three one-year options to extend	304,210	—
Secured facility, due 2009	—	302,979
Secured facility, due 2013	98,109	99,293
Secured bridge loan, due 2006	15,000	—
Convertible subordinated notes, due 2010	170,000	170,000
Senior subordinated notes, due 2007	—	34,225
Mortgage and other debt, due various	204,482	125,051
Unamortized issue discount	(2,936)	(3,950)

	$1,613,982	$1,577,950
Fair value adjustment for interest rate swap	—	(4,674)

	$1,613,982	$1,573,276

Aggregate future maturities as of September 30, 2005 were as follows (in thousands):

2005 (three months)	$27,235
2006	26,078
2007	11,807
2008	264,694
2009	220,155
Thereafter	1,064,013

$1,613,982

Credit facility. In August 2005, we completed a $100.0 million expansion of our $50.0 million credit facility to a total capacity of $150.0 million. The total $150.0 million facility carries an annual interest rate of the London Interbank Offered Rate, or LIBOR, plus 350 basis points, which is 100 basis points less than the original annual interest rate of LIBOR plus 450 basis points. The additional $100.0 million matures in August 2006 and consists of $25.0 million in additional revolver capacity and $75.0 million of term loan capacity. This credit facility is collateralized by 13 of our hotels. Asset disposition proceeds in excess of $30 million must be used to pay down any outstanding balance under the facility and permanently reduce the availability if repaying borrowings under the term loan. The original $50.0 million revolving facility matures in December 2006, as originally provided. As of September 30, 2005 and November 1, 2005, we had borrowings of $25.0 million outstanding against the revolver, and no borrowings outstanding against the term loan. Our available balance under the facility may be temporarily reduced from time to time if assets serving as collateral are sold or while certain brand-related issues on our franchise agreements are being resolved on the 13 hotels used as collateral. A total of $114.2 million was available as of September 30, 2005 and November 1, 2005. We incurred financing costs of $2.5 million related to the expansion of our credit facility.

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

Senior unsecured notes. During the nine months ended September 30, 2005, we repurchased $50.2 million of our senior unsecured notes, consisting of $18.9 million of the 9.0% notes due 2008, $13.0 million of the 9.125% notes due 2011, and $18.3 million of the 10.5% notes due 2009. We recorded a loss on early extinguishment of debt of $2.8 million and wrote off deferred financing costs of $0.4 million related to these repurchases which is included in depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

Secured facilities. In September 2005, we extinguished our secured facility loan that carried an existing balance of $298.1 million due 2009 (“Previous Loan”). We paid $343.6 million in connection with the legal defeasance of the Previous Loan, which had a carrying value of $289.4 million (consisting of $298.1 million in principal balance less $8.7 million fair value adjustment related to the interest rate swap), resulting in a loss on early extinguishment of debt of $54.2 million. Our loss on early extinguishment of debt was reduced to $52.2 million by the $2.0 million write-off of two treasury locks, which had been deferred and were being recognized as reductions to interest expense over the life of the Previous Loan. In addition, we wrote off deferred financing costs of $1.9 million related to this extinguishment which is included in depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

The new secured facility loan (“New Loan”) provides for a $312.0 million loan at a rate of LIBOR plus 135 basis points, which has an initial maturity of October 9, 2007, with three one-year extensions at our option. The New Loan is secured by 17 of our properties. The New Loan, which is intended to be securitized, is non-recourse to us, except for certain customary carve-outs, which are guaranteed by MHOP. In September 2005, we sold one of the properties secured by the New Loan, and used the sale proceeds to repay $7.8 million of the outstanding balance. As of September 30, 2005, our New Loan had an outstanding balance of $304.2 million, and was secured by 16 properties. We incurred financing costs of $6.0 million related to obtaining this loan.

Secured bridge loan. In conjunction with the refinancing of the Previous Loan discussed above, we entered into a bridge loan, that provides for a $15.0 million term loan secured by one property with a borrowing rate of LIBOR plus 350 basis points, and has an initial maturity of April 9, 2006, with one six-month extension at our option. We incurred financing costs of $0.2 million related to obtaining this loan.

Senior subordinated notes. During the nine months ended September 30, 2005, we repurchased all $34.2 million of our outstanding 8.75% senior subordinated notes due 2007. We recorded a loss on early extinguishment of debt of $0.2 million and wrote off deferred financing costs of $0.2 million related to this activity. The write off of deferred financing costs is included in depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

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

Derivatives. In April 2004, we entered into an interest rate swap on the Previous Loan to convert the interest rate from fixed to variable. The September 2005 defeasance of the Previous Loan eliminated the need for that interest rate swap. We paid $8.7 million to terminate the interest rate swap, which represented the fair value of the swap on the date of termination. Because we accounted for the interest rate swap as a fair value hedge of the debt which was extinguished, the $52.2 million loss on early extinguishment of the Previous Loan includes this $8.7 million fair value adjustment. Prior to the termination of the interest rate swap agreement, during the three and nine months ended September 30, 2005, we earned (paid) net cash payments of $(0.06) million and $1.2 million, respectively, under the swap, which were recorded as an (increase in) reduction of interest expense. During the three and nine months ended September 30, 2004, we earned net cash payments of $1.5 million and $3.2 million, respectively, under the swap, which also were recorded as reductions in interest expense. In conjunction with the interest rate swap, we were required to post collateral, which was $12.0 million as of December 31, 2004, and was recorded as restricted cash. Upon the termination of the interest rate swap agreement, our posted collateral balance of $14.4 million was released; we received $5.7 million, which was net of the $8.7 million termination payment.

In October 2005, we paid $0.3 million to enter into an interest rate cap agreement on our New Loan secured facility, effective October 10, 2005, with a term of 2 years. Under the interest rate cap agreement, the annual interest rate on the New Loan secured facility will not exceed 7.10%. The interest rate cap will be recorded at fair value, with changes in fair value recorded to interest expense in our Consolidated Statements of Operations.

9.	Stockholders’ Equity and Minority Interests

Common Stock Transactions. During the nine months ended September 30, 2005, we awarded 133,937 shares of common stock to employees, with a value of $1.0 million, related to our annual incentive plan for 2004.

Of these shares, 63,935 were repurchased as treasury stock to satisfy tax withholding requirements, and 70,002 shares were issued. During the nine months ended September 30, 2005, we issued 8,218 shares of common stock with a value of $0.06 million, related to shares issued under our employee stock purchase plan.

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

Common OP Unit holders converted 39,385 and 133,000 of their OP Units, with a value of $0.6 million and $0.6 million, respectively, into common stock during the nine months ended September 30, 2005 and 2004, respectively. A POPs unit holder converted 31,250 POPs for cash during the nine months ended September 30, 2004.

During July 2004, our Board of Directors authorized the elimination of the plan pursuant to which POPs are issued. On December 2, 2004, we completed the redemption of all outstanding POPs. The POPs plan had been accounted for under APB 25, “Accounting for Stock Issued to Employees” as a fixed plan since December 11, 2001. Under fixed plan accounting, compensation expense is measured on the intrinsic value of the award on the grant date and amortized on a straight line basis over the vesting period. As a result of an accounting analysis performed in conjunction with the elimination of the POPs plan, we have determined that these awards should have been accounted for using variable plan accounting instead of fixed plan accounting. Under variable plan accounting, compensation expense is re-measured based upon the intrinsic value of the award at each balance sheet date and amortized to expense using a ratable vesting formula. Had variable plan accounting been applied from December 11, 2001, compensation expense for each of the years ended December 31, 2001, 2002 and 2003 would have been increased (reduced) by $0.5 million, $(3.7) million, and $(2.7) million, respectively. In order to correct this error, an adjustment of $4.5 million, net of forfeitures, was recorded during the third quarter of 2004 to reduce compensation expense; $4.0 million of this amount relates to 2003 and prior periods while $0.2 million and $0.3 million relate to the first and second quarters of 2004, respectively. This adjustment is included in the “General and administrative, corporate” line in our Consolidated Statements of Operations. We have determined that the adjustments related to correction of this error were immaterial on both a quantitative and qualitative basis to the financial statements for all periods affected. Accordingly, the correction has been made in the 2004 financial statements.

Treasury Stock. As of September 30, 2005 and December 31, 2004, we carried 2.5 million shares and 2.4 million shares, respectively, in treasury stock. We record and carry treasury stock at cost, and generally acquire treasury stock to cover the Company’s minimum tax withholdings related to stock issued for compensation.

Dividends. We did not declare or pay any dividends in 2005 or 2004.

10.	Loss Per Share

The following table presents the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic Loss Per Share:
Loss available to common stockholders from continuing operations	$(109,539)	$(21,251)	$(119,209)	$(55,508)

Weighted average number of basic shares of common stock outstanding	87,492	87,300	87,452	79,599

Basic loss per share from continuing operations	$(1.25)	$(0.24)	$(1.36)	$(0.70)

Diluted Loss Per Share:
Loss available to common stockholders from continuing operations	$(109,539)	$(21,251)	$(119,209)	$(55,508)
Minority interest income	(2,978)	(735)	(3,157)	(2,468)

Adjusted net loss	$(112,517)	$(21,986)	$(122,366)	$(57,976)

Weighted average number of basic shares of common stock outstanding	87,492	87,300	87,452	79,599
Common stock equivalents:
Operating partnership units	2,258	2,362	2,175	2,401
Stock options	—	—	—	—

Total weighted average number of diluted shares of common stock outstanding	89,750	89,662	89,627	82,000

Diluted loss per share from continuing operations	$(1.25)	$(0.25)	$(1.37)	$(0.71)

For the three months ended September 30, 2005 and 2004, 16,875,944 shares and 16,859,005 shares, respectively, consisting of shares issuable upon conversion, exchange or exercise of stock options and our outstanding convertible notes, were excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

For the nine months ended September 30, 2005 and 2004, 16,930,904 shares and 16,868,465 shares, respectively, consisting of shares issuable upon conversion, exchange or exercise of stock options, operating partnership units and our outstanding convertible notes, were excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

11.	Related-Party Transactions

Subsequent Sale of Hotel to Interstate Hotels & Resorts

On October 31, 2005, we entered into a purchase and sale agreement to sell one of our hotels to Interstate, and Interstate paid a $500,000 deposit towards the transaction. The sale is expected to close during the fourth quarter of 2005, at a price equal to the fair market value of $14.1 million, consisting of $13.2 million in cash proceeds and $0.9 million in management contract termination fee credits.

Sublease of Office Space to Interstate Hotels & Resorts

On August 31, 2005, we entered into an agreement to sublease 16,200 square feet of office space to Interstate. The term of the sublease is from December 2005 through August 2013, unless otherwise sooner terminated pursuant to the terms of the sublease agreement. The annual rent will be $486,000 payable in equal monthly installments, and shall increase by 4% per annum. Interstate shall also receive an abatement of the first nine monthly installments of rent due under the sublease agreement.

12.	Commitments and Contingencies

In the course of document review with respect to the MIP restructuring, we discovered a potential technical REIT qualification issue relating to a wholly-owned subsidiary of MIP, of which we could be deemed to own a de minimis proportionate share. In order to eliminate any uncertainty regarding this issue, we have executed a closing agreement with the Internal Revenue Service that resolves all REIT qualification matters with respect to this potential issue. As a result of our negotiations with the Internal Revenue Service we remain qualified as a REIT for all prior years and continue to operate as a REIT for calendar year 2005.

As part of our asset renovation program, as of September 30, 2005, we have entered into contractual obligations with vendors to acquire capital assets and perform renovations totaling approximately $23 million to be expended over the next 12 months. Additionally, as of September 30, 2005, we have entered into contractual obligations related to capital expenditures as a result of hurricanes in the amount of $32 million to be expended over the next 12 months, most of which we expect to be reimbursed by our insurance carriers.

13.	Dispositions

We disposed of four hotels during the nine months ended September 30, 2005. We disposed of 18 hotels in the nine months ended September 30, 2004. As of September 30, 2005, one of our hotels met our criteria for held-for-sale classification (see Note 6). None of our hotels met our criteria for held-for-sale classification as of December 31, 2004. Operating results for the hotels which either have been sold or are classified as held-for-sale, and where applicable, the gain or loss on final disposition, are included in discontinued operations.

Summary financial information for hotels included in discontinued operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$3,551	$14,462	$19,529	$66,842

Loss on asset impairments	$(3,810)	$(2,581)	$(6,646)	$(10,022)
Pretax (loss) gain from operations	(532)	(744)	501	561
Loss on disposal	(1,490)	(2,232)	(2,527)	(13,762)

	$(5,832)	$(5,557)	$(8,672)	$(23,223)

Loss on disposal resulted primarily from the recognition of termination fees payable to Interstate with respect to these hotels’ management contracts.

14.	Consolidating Financial Statements

We and certain subsidiaries of MHOP, our subsidiary operating partnership, are guarantors of senior unsecured notes issued by MHOP. We own a one percent general partner interest in MHOP, and MeriStar LP, Inc., our wholly-owned subsidiary, owns approximately a 96 percent limited partner interest in MHOP. All guarantees are full and unconditional, and joint and several. Exhibit 99.1 to this Quarterly Report on Form 10-Q presents supplementary consolidating financial statements for MHOP, including each of the guarantor subsidiaries. This exhibit presents MHOP’s consolidating balance sheets as of September 30, 2005 and December 31, 2004, consolidating statements of operations for the three and nine months ended September 30, 2005 and 2004, and consolidating statements of cash flows for the nine months ended September 30, 2005 and 2004.

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

Business Summary

We are a real estate investment trust, or REIT, and own a portfolio of primarily upper upscale, full-service hotels and resorts in the United States. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of September 30, 2005, we owned 69 hotels with 19,376 rooms. Our hotels are located in major metropolitan areas, select secondary markets or resort locations in the United States. All of our hotels are leased by our taxable subsidiaries. Sixty-seven of these hotels were managed by Interstate Hotels & Resorts (“Interstate”), one hotel was managed by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”), a subsidiary of Marriott International, Inc., and one hotel was managed by another subsidiary (“Marriott”) of Marriott International, Inc. (collectively with Interstate and Ritz-Carlton, the “Managers”). During the third quarter of 2005, we entered into an agreement to convert the management contract on one hotel from Interstate to Marriott, effective during the fourth quarter of 2005.

The Managers operate the 69 hotels we owned as of September 30, 2005 pursuant to management agreements with our taxable subsidiaries. Under these management agreements, each taxable subsidiary pays a management fee for each property to the Manager of its hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

Under the Interstate management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. The agreements have initial terms expiring on January 1, 2011 with three renewal periods of five years each at the option of Interstate, subject to some exceptions. Additionally, our franchise fees generally range from 1.5 % to 7.5 % of hotel room revenues.

Under the existing Ritz-Carlton and Marriott management agreements, the base management fee is 3.0% and 2.5% of total hotel revenue, respectively, through 2005 and 3.0% under both thereafter, plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total revenue and 20% of available cash flow (as defined in the relevant management agreement), respectively. The agreements have initial terms expiring in 2015 and 2024, respectively, with four and three renewal periods of 10 and five years each, respectively, at the option of Ritz-Carlton and Marriott. The Ritz-Carlton and Marriott management agreements include certain limited performance guarantees by the relevant manager which are designed primarily to provide downside performance protection and run through 2005 and up to 2008, respectively. Management, based upon budgets and operating trends, expects payments under these guarantees in the future to be minimal.

Subsequent to the July 2002 merger that formed Interstate, we and Interstate separated the senior management teams of the two companies in order to allow each senior management team to devote more attention to its respective company’s matters. During July 2004, we also concluded negotiations with Interstate to terminate the intercompany agreement that governed a number of aspects of our relationship. In exchange for terminating the intercompany agreement, we received, among other things:

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

Separately, we reached an agreement with Interstate regarding the calculation of termination fees payable upon a sale. We received a $2.5 million credit, which was applicable to fees payable with respect to future dispositions; we have applied the entire $2.5 million credit to terminations that occurred during 2004 and 2005.

In January 2005, we notified Interstate that 11 hotels with 3,655 rooms had apparently failed to meet the performance test involving two year operating results versus budgets for those years. We and Interstate are currently in discussions relating to the apparent shortfall, the reasons for such shortfall, and any remedies that are available to us. Until a resolution is reached, Interstate will continue to manage these hotels.

Results Overview

General

We are seeing a continued economic recovery at a more moderate pace, and a related recovery of business. We are experiencing robust revenue growth primarily driven by an increase in room rates, which have improved margins and profitability, in part due to the impact of our renovation program on improving our product. Our strategy currently includes the following key initiatives to increase shareholder value: focus on growth of earnings and cash flow from our existing portfolio using an aggressive asset management program; upgrade our portfolio through extensive renovations; recycle capital into higher yielding hotel investments; improve our capital structure to support internal growth, position the Company for external investment opportunities and increase our fixed charges coverage; and maintain liquidity.

We recently expanded our asset disposition program to take advantage of the strong market that exists for asset sales, particularly for assets with residential development potential. We have selected assets to market for sale where we believe we can reinvest the proceeds from their sale and obtain a higher return on our investment. We expect to strengthen our balance sheet through the reduction of debt levels, although, if pricing for certain assets does not develop the way we expect or debt is not available to be repurchased at reasonable prices, we may elect not to sell certain assets or reinvest the proceeds into our existing core hotels through renovation and upgrade activities or by investing in new hotels, improving the growth potential of our portfolio and increasing our return on investment. In a limited number of circumstances, we may also substitute certain properties if opportunities arise that meet our price objective on certain hotels not currently identified in the disposition program. We will continually evaluate the probability that certain assets will be disposed and the timing thereof.

We sold three hotels during the third quarter of 2005, generating proceeds of $25.3 million. In addition, four of the assets identified for disposition in our expanded program were secured under our previous secured facility and not available for disposition; this facility was defeased in the third quarter 2005, allowing us flexibility to sell these four assets. We recognized a $44.1 million impairment charge during the third quarter of 2005, of which $37.8 million was related to these four assets. With respect to the nature of dispositions, we may incur impairment charges in the future related to certain assets to be disposed of, if the fair value is less than the carrying value.

We have developed a targeted renovation program that is designed to reduce the time and cost required to renovate hotels, allowing us to improve the quality of our hotels faster to take advantage of the rebound in the economy and better manage the disruptions associated with renovations. We accelerated our renovation program for certain key assets, which created some short-term disruption but also positioned these properties to participate more quickly in the lodging industry recovery. We invested approximately $134 million in capital expenditures during 2004. During the nine months ended September 30, 2005, we invested approximately $86 million in non hurricane-related capital expenditures and expect to invest an additional $41 million (including $12 million of advance payments for 2006 projects) in non hurricane-related capital expenditures during the remainder of 2005 to enhance the quality of our portfolio to meet or exceed the standards of our primary brands – Hilton, Marriott, and Starwood – as well as to improve the competitiveness of these assets in their markets and enable them to more fully participate in the economic recovery. While hotel results are negatively impacted during renovations due to out of service rooms and limitations on the ability to sell other hotel services, we expect to have positioned these renovated properties well to be able to benefit from the economic recovery. During the nine months ended September 30, 2005, we invested approximately $86 million in hurricane-related capital expenditures. The total expected amount of hurricane-related capital expenditures has not yet been fully determined, however we anticipate it to be well in excess of $150 million, most of which we expect to be reimbursed by our insurance carriers.

Accounting for the Impact of the Hurricane Damage to Properties

In August and September 2004, hurricanes Charley and Frances caused substantial damage to a number of our hotels located in Florida. The 2004 hurricane damage and local evacuation orders also caused significant business interruption at many of our Florida properties, including the complete closure of certain hotels. As a result, eight of our hotels were closed for an extended period of time, and four others were affected in varying degrees; all but three of these hotels are now open (on a full or partial basis).

In August 2005, Hurricane Katrina caused damage to three of our hotels located in New Orleans and Florida. While the hurricane damage and local evacuation orders caused property damage and business interruption, the operating results of these three properties are not material to our overall performance, and all three of the affected hotels are included in our current disposition program. The hotel located in Florida was only closed briefly.

We have comprehensive insurance coverage for both property damage and business interruption. Some properties, mainly those affected by the 2004 hurricanes, are requiring substantial repair and reconstruction and have remained closed while such repairs are completed. As of September 30, 2005, the net book value of the property damage is estimated to be at least $75.1 million; however, we are still assessing the impact of the hurricanes on our properties, and final net book value write-offs could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. We have recorded a corresponding insurance claim receivable for this $75.1 million net book value amount because we believe that it is probable that the insurance recovery, net of deductibles, will exceed the net book value of the damaged portion of these assets. The recovery is based on replacement cost, and we have submitted claims substantially in excess of $75.1 million.

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

As of September 30, 2005 and November 1, 2005, three of the properties affected by the 2004 hurricanes and two of the properties affected by the 2005 hurricane remained substantially closed due to hurricane damage. Additionally, as of September 30, 2005, one property affected by a 2004 hurricane that suffered varying amounts of hurricane damage had certain guest rooms, its restaurants, lounge, registration area and conference facilities out of service; this property was open as of November 1, 2005. Where possible and in order to mitigate loss of revenues, some permanent repairs to damaged properties were deferred during the Florida “high season,” which generally lasts from late December through early April, in order to have facilities available to meet demand. These damaged facilities are being removed from service for permanent repairs based upon demand so as to minimize business disruptions. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding the amount of sustained income losses. To the extent that we are entitled to a recovery under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized. Any gain resulting from business interruption insurance for lost income will not be recognized until all contingencies related to the insurance recoveries are resolved and collection of the relevant payments is probable. These income recognition criteria will likely often result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected properties, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly results for some periods into the future.

Under these income recognition criteria, during the nine months ended September 30, 2005, we have recorded a business interruption recovery gain of $4.3 million due to receiving recognition of a minimal level of business interruption profit that the insurance companies are willing to recognize without any contingencies at this time for certain of our hurricane-affected properties. Our business interruption claims substantially exceed the amount of this minimal recognition to date. We ultimately expect to recognize additional business interruption insurance gains as we proceed further through the claims process.

Through September 30, 2005, we have incurred recoverable costs related to both property damage and business interruption recoveries totaling $75.2 million. In addition, we recorded a receivable of $75.1 million related to the write-off of the net book value of the damaged portion of our assets. We had collected $117.5 million in insurance proceeds through September 30, 2005. We have collected an additional $5.8 million in insurance proceeds from October 1 through November 1, 2005. The cost recoveries are recorded on the expense line item to which they relate; therefore there is no net impact to any line item or our results.

Of the total $123.3 million in insurance proceeds collected through November 1, 2005, $115.8 million represents reimbursements on claims related to Hurricane Charley, and $7.5 million represents reimbursements on claims related to Hurricane Frances. While we anticipate that we will ultimately be reimbursed for costs incurred as well as business interruption insurance gains, subject to any policy deductibles and limitations, we have incurred out-of-pocket costs while awaiting reimbursement; no determination has been made as to the total amount or timing of those insurance payments, which may not be sufficient to cover all of the costs incurred. The timing of when we will be fully reimbursed for costs incurred and able to recognize business interruption insurance gains is uncertain.

The following is a summary of hurricane-related activity recorded (in millions):

Insurance claim receivables September 30, 2005
Fixed assets net book value write down	$75.1
Recoverable costs incurred	75.2
Business interruption insurance gain	4.3
Payments received	(117.5)

$37.1

During the three and nine months ended September 30, 2004, the nine hotels that were substantially affected in 2005 (four of which have been reopened as of September 30, 2005) realized revenues of $13.4 million and $73.8 million, respectively. These hotels recognized revenues of $5.3 million and $18.6 million, respectively, during the three and nine months ended September 30, 2005.

Overall Results

Revenues from continuing operations were $587.9 million for the nine months ended September 30, 2005, compared to $573.9 million for the nine months ended September 30, 2004. This revenue increase is primarily due to improved RevPAR at our comparable hotels (see “Results of Operations” for a definition of comparable hotels), higher food and beverage revenues attributable to increased menu pricing in 2005 and revenues from our two hotels acquired in May and June of 2004, partially offset by a disruption of revenues at properties impacted by hurricanes in 2004 and 2005. While revenues increased, hotel and other operating expenses were relatively flat compared to the same periods in 2004, mainly due to the limited operations of certain hurricane-impacted properties. Property taxes, insurance and other expense reflects a reduction in rental payments under the best efforts rental programs at two properties in the first nine months of 2005 due to the closure of hurricane-impacted properties. We incurred a $55.2 million loss on extinguishment of debt for the nine months ended September 30, 2005, mainly related to a $52.2 million loss on the defeasance of our previous secured facility (including $8.7 million related to the interest rate swap termination), compared to a $7.9 million loss for the nine months ended September 30, 2004. Our 2005 continuing operations impairment loss includes $34.2 million related to three assets that previously collateralized our secured facility due 2009 that was defeased during the third quarter of 2005 and are now able to be sold. Additionally, our 2005 and 2004 results include losses of $8.7 million and $23.1 million, respectively, realized at properties in discontinued operations.

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

The provisions of Statement of Financial Accounting Standards (SFAS) No. 144 require that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized on the sale, be recorded as discontinued operations. Accordingly, we have reclassified all prior periods presented to comply with this requirement. See Footnote 13, “Dispositions,” included in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the amounts reclassified.

Summary data for the three and nine months ended September 30 were as follows (dollars in thousands, except operating data statistics):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2005		2004		Percent Change	2005		2004		Percent Change
Summary of Operations:
Total revenue from continuing operations	$192,653		$179,480		7.3%	$587,920		$573,864		2.4%

Hotel operating expenses	78,017		75,626		3.2	232,884		233,077		(0.1)
Other operating expenses	104,095		96,775		7.6	300,086		300,794		(0.2)
Loss on asset impairments	40,343		—		>100.0	40,343		—		>100.0
Contract termination costs	1,081		—		>100.0	1,081		—		>100.0

Total operating expenses	223,536		172,401		29.7	574,394		533,871		7.6
Equity in income/loss of and interest earned from unconsolidated affiliates	2,682		1,600		67.6	7,257		4,800		51.2
Hurricane business interruption insurance gain	—		—		—	4,290		—		>100.0

Operating (loss) income	(28,201)		8,679		>(100.0)	25,073		44,793		(44.0)

Minority interest	3,012		775		>100.0	3,320		2,392		38.8
Interest expense, net	(30,152)		(30,994)		(2.7)	(91,563)		(95,586)		(4.2)
Loss on early extinguishments of debt	(54,165)		—		>(100.0)	(55,172)		(7,903)		>100.0
Income tax (expense) benefit	(33)		289		>(100.0)	(867)		796		>(100.0)

Loss from continuing operations	(109,539)		(21,251)		>100.0	(119,209)		(55,508)		>100.0

Loss from discontinued operations, net of tax	(5,832	)(A)	(5,521	)(A)	5.6	(8,672	)(B)	(23,064	)(B)	(62.4)

Net loss	$(115,371)		$(26,772)		>100.0%	$(127,881)		$(78,572)		62.8%

(A)	Includes loss on asset impairments of $3.8 million and $2.6 million for the three months ended September 30, 2005 and 2004, respectively. Also includes loss on disposal of $1.5 million and $2.2 million for the three months ended September 30, 2005 and 2004, respectively. Income tax benefit was $.04 million for the three months ended September 30, 2004.
(B)	Includes loss on asset impairments of $6.6 million and $10.0 million for the nine months ended September 30, 2005 and 2004, respectively. Also includes loss on disposal of $2.5 million and $13.8 million for the nine months ended September 30, 2005 and 2004, respectively. Income tax benefit was $0.2 million for the nine months ended September 30, 2004.

Operating Data for our 68 hotels included in continuing operations (19,136 rooms):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percent Change	2005	2004	Percent Change
Average Daily Rate (ADR)	$113.73	$103.11	10.3%	$115.19	$108.31	6.4%
Occupancy	65.8%	67.0%	(1.8)%	65.0%	69.0%	(5.8)%
Revenue Per Available Room (RevPAR)	$74.80	$69.09	8.3%	$74.91	$74.71	0.3%

Three months ended September 30, 2005 compared with the three months ended September 30, 2004

Continuing Operations Results

Our 68 properties included in continuing operations include two properties acquired in 2004, seven properties in Florida that were significantly impacted by hurricanes that occurred in August and September 2004, and two properties in New Orleans that were significantly impacted by Hurricane Katrina in August 2005. For more information regarding the impact of these hurricanes, see “– Results Overview”. Because of these events, our total results are not comparable between years. In order to provide a useful comparison, where appropriate, this section includes discussion and analysis of our results as a whole and discussion and analysis of results of the 57 comparable hotels that were in normal operations for the current period and the prior year period. The seven hotels that were substantially affected by the 2004 hurricanes (four of which were reopened as of September 30, 2005), the two hotels that were substantially affected by the 2005 hurricanes, and the two hotels acquired in 2004, are excluded from the comparable hotels.

Total revenue. Because of the events and changes to our portfolio noted above, our total revenue for the entire portfolio of our 68 hotels in continuing operations is not comparable between years. Total revenue increased by $13.2 million or 7.3% in 2005 compared to the third quarter of 2004. This increase in revenue is primarily due to an increase in ADR attributable to a strategy of increasing room rates and reducing our exposure to lower rated contract business and higher food and beverage revenues attributable to increased menu pricing in 2005, partially offset by the lost revenue at our hurricane affected properties. Overall ADR increased 10.3% for the quarter ended September 30, 2005 when compared with the same period in 2004, primarily due to a focus on increasing business related to higher rated transient and corporate business, reducing trade with lower rated groups, overall increases in our daily rates in general, and an increase in travel due to a general strengthening of the economy. This favorable impact on rooms revenue was partially offset by revenue losses from our hurricane-impacted hotels ($8.1 million). The decrease in occupancy of 1.8% over the same period for the entire portfolio of our 68 hotels in continuing operations was mainly due to rooms out of service as a result of the Florida hurricanes.

The following table presents operating data for our 57 comparable hotels:

Operating Data for our 57 comparable hotels (16,619 rooms):

	Three Months Ended September 30,
	2005	2004	Percent Change
ADR	$109.78	$98.79	11.1%
Occupancy %	69.6%	69.4%	0.3
RevPAR	$76.44	$68.57	11.5

For the 57 comparable hotels, total revenue increased by $17.5 million or 11.6% from $150.6 million in the third quarter of 2004 to $168.1 million in the third quarter of 2005. The increase in room revenue was primarily due to an increase in ADR of $10.99 or 11.1% and RevPAR of $7.87 or 11.5%, which resulted from a strategy of increasing room rates and reducing our exposure to lower rated contract business, and the general strengthening of the economy and lodging industry. Occupancy was flat from the third quarter of 2004 to the third quarter of 2005, as we focused on increasing ADR, rather than occupancy, through increasing business related to higher rated transient and corporate business, reducing trade with lower rated groups, as well as overall increases in our daily rates in general.

Hotel operating expenses. Because of the events noted above, our total hotel operating expenses are not comparable between years. Hotel operating expenses increased by $2.4 million or 3.2% in the three months ended September 30, 2005 as compared to the same period in 2004. The increase was primarily related to increases in labor and related costs, partially offset by the limited operations of certain of the hurricane-impacted properties, including the substantial closure of certain properties. Food and beverage expense decreased by 2.5% of food and beverage revenue mainly due to menu pricing adjustments that have outpaced the increasing cost of materials, labor and benefits. Rooms expense decreased by 1.2% of rooms revenue mainly due to a decrease in occupancy and occupancy-driven expenses, as we focused on increasing ADR.

For the 57 comparable hotels, hotel operating expenses increased 8.3% from the third quarter of 2004, primarily related to increases in labor and related costs. As a percentage of revenue, hotel operating expenses decreased 1.2%. Rooms expense, as a percent of rooms revenue, decreased 0.5% points primarily due to the positive impacts of increasing our ADR which generates additional revenues with little additional cost. Food and beverage margins improved 2.0% points mainly due to menu pricing adjustments that have outpaced the increasing cost of materials, labor and benefits.

Other operating expenses. Other operating expenses, which include general and administrative expenses, property operating costs, depreciation and amortization, non-income taxes, insurance and the write-off of deferred financing fees, increased $7.3 million from the third quarter of 2004 to the third quarter of 2005. This increase was primarily due to the following:

•	General and administrative expense, corporate: Corporate general and administrative costs increased by $1.5 million due to $1.1 million in adjustments that reduced expense in the third quarter ended September 30, 2004 and an increased expense related to incentive plan grants in the third quarter ended September 30, 2005. The 2004 adjustments included $4.5 million to reduce employee compensation costs due to the change in accounting treatment of an equity based compensation plan, partially offset by an adjustment in reserves for the resolution of prior year workers’ compensation and general liability claims, costs related to the Company’s hurricane insurance claims, and higher costs for complying with expanded public company regulatory requirements.

•	Property taxes, insurance, and other expense: Property taxes, insurance and other expense decreased by $1.5 million from prior year. The decrease was primarily due to reduced property tax expense related to reduced property taxes at our hurricane impacted properties and additional 2005 tax refunds as well as the reduction in hurricane-impacted properties’ expenses in 2005 to the extent that these costs are recoverable; these same properties realized normal operating expenses in the first half of the third quarter of 2004.

•	Write-off of deferred financing fees: There were $2.3 million of deferred financing fees written off in the third quarter of 2005; $1.9 million of these financing fee write-offs were due to the defeasance of our previous secured facility. The remaining $0.4 million of write-offs related to the repurchase of senior subordinated and senior unsecured notes during the third quarter. These expenses are included in depreciation and amortization expense.

Loss on Asset Impairments. The 2005 loss on asset impairment in continuing operations of $40.3 million is primarily comprised of impairment losses of $34.2 million related to three properties that were newly made available for sale as a result of the secured facility refinance and are expected to be sold.

Contract Termination Costs. The $1.1 million of contract termination costs incurred in the third quarter of 2005 are due to the termination of the management agreement on one of our hotels that will be managed by Marriott starting in November 2005.

Equity in income/loss of and interest earned from unconsolidated affiliates. Equity in income/loss of and interest earned from unconsolidated affiliates consists of income earned from two investments in which we own non-controlling interests and do not consolidate in our financial statements. We recognize a proportionate share of the profit and loss earned by the Radisson Lexington Avenue Hotel, an equity method investment acquired in 2004, as well as interest income on the $40 million loan made to this entity. For the three months ended September 30, 2005, we recognized interest income of $1.4 million, and a $0.2 million equity share of net losses of the investment. In addition, we currently recognize a preferred return of 12% from our investment in MIP, accounted for using the cost method, resulting in current and cumulative preferred return income of $1.4 million in the third quarter of 2005. Our third quarter 2004 income of $1.6 million represents only the current portion of our then 16% preferred return; no cumulative portion of the return was recognized in 2004.

Loss on early extinguishments of debt. For the three months ended September 30, 2005, we recorded a loss on early extinguishment of debt of $54.2 million. This was comprised of $43.5 million of defeasance loss related to the secured facility, as well as $8.7 million cost from the termination of an interest rate swap agreement related to the secured facility refinancing. In addition, there was a $2.0 million loss on early extinguishment of debt related to the senior unsecured and senior subordinated notes during the third quarter of 2005.

Loss from discontinued operations

Loss from discontinued operations during the three months ended September 30, 2005 totaled $5.8 million, including impairment charges of $3.8 million, and a loss on disposition of assets of $1.5 million. Loss from discontinued operations for the same period in 2004 totaled $5.5 million, including impairment charges of $2.6 million, and a loss on disposition of assets of $2.2 million.

Nine months ended September 30, 2005 compared with the nine months ended September 30, 2004

Continuing Operations Results

Our results of operations for the nine months ended September 30, 2005 for the 68 properties included in continuing operations have been affected by the same factors and events that affected our results of operations for the three months ended September 30, 2005, and because of these events, our total results are not comparable between years. In order to provide a useful comparison, where appropriate, this section includes discussion and analysis of our results as a whole and discussion and analysis of results of the 57 comparable hotels that were in normal operations for the current period and the prior year period.

Total revenue. Because of the events and changes to our portfolio noted previously, our total revenue for the entire portfolio of our 68 hotels in continuing operations is not comparable between years. Total revenue increased by $14.1 million or 2.4% in the first nine months of 2005 compared to the first nine months of 2004. This increase in revenue is primarily due to an increase in ADR attributable to a strategy of increasing room rates and reducing our exposure to lower rated contract business, higher food and beverage revenues attributable to increased menu pricing in 2005, and the inclusion of a full period of revenues from our two hotels acquired in May and June of 2004 ($30.5 million), partially offset by the lost revenue at our hurricane affected properties. Overall ADR increased 6.4% for the nine months ended September 30, 2005 when compared with the same period in 2004, primarily due to a focus on increasing business related to higher rated transient and corporate business, reducing trade with lower rated groups, overall increases in our daily rates in general, the inclusion of a full period of revenues from two higher rate properties acquired in May and June of 2004 and an increase in travel due to a general strengthening of the economy. This favorable impact on rooms revenue was partially offset by revenue losses from our hurricane-impacted hotels ($55.2 million). The decrease in occupancy of 5.8% over the same period for the entire portfolio of our 68 hotels in continuing operations was due to rooms out of service as a result of the Florida hurricanes, the impact of having fewer available rooms due to hotel room renovations, as well as a focus on increasing daily rates, which resulted in lower group, contract, and internet sales. Approximately 95% of the 5.8% decrease in occupancy was specifically due to the rooms out of service as a result of the Florida hurricanes.

The following table presents operating data for our 57 comparable hotels:

Operating Data for our 57 comparable hotels (16,619 rooms):

	Nine Months Ended September 30,
	2005	2004	Percent Change
ADR	$111.20	$101.18	9.9%
Occupancy %	69.1%	69.7%	(0.9)
RevPAR	$76.79	$70.53	8.9

For the 57 comparable hotels, total revenue increased by $38.5 million or 8.1% from $474.1 million in the first nine months of 2004 to $512.6 million in the first nine months of 2005. The increase in room revenue was primarily due to an increase in ADR of $10.02 or 9.9% and RevPAR of $6.26 or 8.9%, which resulted from a strategy of increasing room rates and reducing our exposure to lower rated contract business, and the general strengthening of the economy and lodging industry. Occupancy decreased 0.9% mainly due to our focus on increasing business related to higher rated transient and corporate business, reducing trade with lower rated groups, as well as overall increases in our daily rates in general.

Hotel operating expenses. Because of the events noted above, our total hotel operating expenses are not comparable between years. Hotel operating expenses decreased by $0.2 million or 0.1% in the nine months ended September 30, 2005 as compared to the same period in 2004. The decrease was primarily attributable to the limited operations of certain of the hurricane-impacted properties, including the substantial closure of several properties, partially offset by increases in labor and related costs. Food and beverage expense decreased by 2.7% of food and beverage revenue mainly due to menu pricing adjustments that have outpaced the increasing cost of materials, labor and benefits.

For the 57 comparable hotels, hotel operating expenses increased 4.9% from the third quarter of 2004, primarily related to increases in labor and related costs. As a percentage of revenue, hotel operating expenses decreased 1.2%. Rooms expense, as a percent of rooms revenue, decreased 0.3% points primarily due to the positive impacts of increasing our ADR which generates additional revenues with little additional cost. Food and beverage margins improved 2.1% points mainly due to menu pricing adjustments that have outpaced the increasing cost of materials, labor and benefits.

Other operating expenses. Other operating expenses include general and administrative expenses, property operating costs, depreciation and amortization, non-income taxes, and insurance and write-off of deferred financing fees. Individual variations in these expenses were as follows:

•	General and administrative expense, corporate: General and administrative expense, corporate increased $0.7 million mainly due to $1.1 million in adjustments that reduced expense in 2004, and a $1.6 million expense related to incentive plan grants in 2005, partially offset by a $1.1 million expense reduction related to prior years’ workers’ compensation claims in 2005 and a $0.5 million expense reduction related to legal costs in 2005. The 2004 adjustments include $4.5 million ($4.0 million year to date impact) to reduce employee compensation costs due to the adjustment in the accounting treatment of an equity based compensation plan, partially offset by an adjustment in reserves for the resolution of prior year worker’s compensation and general liability claims, costs related to the company’s hurricane insurance claims, and higher costs for complying with expanded public company regulatory requirements.

•	Property taxes, insurance expense and other expense: In the nine months ended September 30, 2005, expenses for hurricane-impacted properties decreased from the same period in 2004, primarily due to a $4.4 million reduction in rental payments mainly under the best efforts rental programs at South Seas Resort and Sundial Beach Resort. Also, the hurricane-impacted properties’ expenses were reduced in 2005 to the extent that these costs were recoverable; these same properties had normal operating expenses through mid-August 2004. Additionally, the current year expense decreased $1.9 million mainly due to favorable changes in property tax assessments, reduced property taxes at our hurricane impacted properties and additional 2005 tax refunds, and $1.0 million in reductions to sales and use and other tax reserves.

•	Write-off of deferred financing fees: The current year’s repurchase of $50.2 million of senior unsecured notes and $34.2 million of senior subordinated notes has resulted in a $0.6 million write-off of deferred financing fees. The remaining $1.9 million of deferred financing fees that were written off in 2005 related to the secured facility defeasance. For the same period in 2004, the repurchase of approximately $99.6 million of senior unsecured notes, and the issuance of common stock in exchange for $49.2 million of senior subordinated notes, resulted in a write-off of deferred financing fees of approximately $1.7 million.

Loss on Asset Impairments. The 2005 loss on asset impairment in continuing operations of $40.3 million is primarily comprised of impairment losses of $34.2 million related to three properties that were newly made available for sale as a result of the secured facility refinance and are expected to be sold.

Contract Termination Costs. The $1.1 million of contract termination costs incurred in the first nine months of 2005 due to the termination of the management agreement on one of our hotels.

Equity in income/loss of and interest earned from unconsolidated affiliates. Equity in income/loss of and interest earned from unconsolidated affiliates consists of income earned from two investments in which we own non-controlling interests and do not consolidate in our financial statements. We recognize a proportionate share of the profit and loss earned by the Radisson Lexington Avenue Hotel, an equity method investment acquired in 2004, as well as interest income on the $40 million loan made to this entity. For the nine months ended September 30, 2005, we recognized interest income of $4.3 million, partially offset by a $1.3 million equity share of net losses. In addition, we currently recognize a preferred return of 12% from our investment in MIP, accounted for using the cost method, resulting in current and cumulative preferred return income of $4.3 million in the first nine months of 2005. Our 2004 income of $4.8 million represents only the current portion of our 16% preferred return; no cumulative portion of the return was recognized.

Hurricane business interruption insurance gain. In the nine months ended September 30, 2005, we recognized $4.3 million of business interruption gain, based on insurance company acknowledgement of this minimum level of profit that certain of our properties would have earned. For additional information regarding hurricane business interruption gain, see “Results Overview – Accounting for the Impact of the Hurricane Damage to Properties.”

Loss on early extinguishments of debt. For the nine months ended September 30, 2005, we recorded a loss on early extinguishment of debt of $55.2 million. This was comprised of $43.5 million of defeasance loss related to the secured facility, as well as $8.7 million cost from the termination of an interest rate swap agreement related to the secured facility refinancing. In addition, there was a $3.0 million loss on early extinguishment of debt related to the senior unsecured and senior subordinated notes during the first nine months of 2005.

Interest expense, net. Net interest expense declined 4.2% or $4.0 million in the nine months ended September 30, 2005 compared to the same period in 2004, primarily as a result of 2004 repurchases of approximately $99.6 million of senior unsecured notes and the issuance of common stock in 2004 in exchange for $49.2 million of senior subordinated notes. The interest savings from these repurchases were somewhat offset by the placement of lower interest rate mortgages, and increases in LIBOR. Additionally, the $298.1 million secured facility was refinanced in September 2005 at an interest rate that is 309 basis points lower.

Loss from discontinued operations

Loss from discontinued operations during the nine months ended September 30, 2005 totaled $8.7 million, including impairment charges of $6.6 million, and a loss on disposition of assets of $2.5 million. Loss from discontinued operations for the same period in 2004 totaled $23.1 million, including impairment charges of $10.0 million, and a loss on disposition of assets of $13.8 million.

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

FFO

We use FFO as a measure of our performance. The following reconciles our GAAP net loss to FFO on a diluted basis (amounts in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Net loss	$(115,371)		$(26,772)		$(127,881)		$(78,572)
Depreciation and amortization of real estate assets	22,149		24,614		68,146		72,734
Loss on disposal of assets	1,490		2,232		2,527		13,762
Unconsolidated affiliate adjustments	990		—		3,407		—
Equity compensation adjustment	—		(4,513	)(E)	—		(3,983	)(E)
Minority interest to common OP unit holders	(2,978)		(735)		(1,882)		(2,469)

FFO	$(93,720	)(A)	$(5,174	)(B)	$(55,683	)(C)	$1,472	(D)

FFO per share	$(1.04	)(A)	$(0.06	)(B)	$(0.64	)(C)	$0.02	(D)

Weighted average number of shares of common stock outstanding for FFO	89,750		89,662		87,452		82,060

(A)	Funds from operations included the effect of asset impairment charges, loss on early extinguishments of debt, write off of deferred financing fees, contract termination costs, and related minority interest amounts recognized during the three months ended September 30, 2005 totaling $(101.5) million or $(1.13) per diluted share. The weighted average number of shares of common stock outstanding at September 30, 2005 on a fully diluted basis was 87.7 million.
(B)	Funds from operations included the effect of asset impairment charges and exclude an equity compensation adjustment recognized during the three months ended September 30, 2004 totaling $(7.1) million or $(0.08) per diluted share. The weighted average number of shares of common stock outstanding at September 30, 2004 on a fully diluted basis was 89.7 million.
(C)	Funds from operations included the effect of asset impairment charges, loss on early extinguishments of debt, write off of deferred financing fees, contract termination costs, and related minority interest amounts recognized during the nine months ended September 30, 2005 totaling $(103.1) million or $(1.18) per diluted share. The weighted average number of shares of common stock outstanding at September 30, 2005 on a fully diluted basis was 87.6 million.
(D)	Funds from operations included the effect of asset impairment charges, loss on early extinguishments of debt, and write off of deferred financing fees and exclude an equity compensation adjustment recognized during the nine months ended September 30, 2004 totaling $(23.6) million or $(0.29) per diluted share. The weighted average number of shares of common stock outstanding at September 30, 2004 on a fully diluted basis was 82.1 million.
(E)

Our net loss for the three and nine months ended September 30, 2004 includes a $4.5 million and $4.0 million adjustment, respectively, to reduce compensation expense as a result of the adjustment to our previous accounting for POPs compensation plan (see Note 9 to the financial statements). We have removed the impact of this adjustment from our calculation of FFO, as presented in this report, for the three and nine months ended September 30, 2004 presented above. Had FFO not been adjusted for this item, our FFO would have been $(0.7) million (($0.01) per share) and $5.5 million ($0.07 per share) for the three and nine months ended September 30, 2004, respectively. As a result, the 2004 FFO reported above does not equal the FFO reported in our press release issued on November 1, 2005.

The following reconciles our outstanding shares used to calculate net loss per share to our outstanding shares used to calculate FFO per diluted share (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Reconciliation from Basic Shares:
Weighted average number of basic shares of common stock outstanding for basic net loss per share calculation	87,492	87,300	87,452	79,599
Additional common stock equivalents for FFO:
Operating partnership units	2,258	2,362	—	2,401
Stock options	—	—	—	60

Weighted average number of shares of common stock outstanding for diluted FFO	89,750	89,662	87,452	82,060

Reconciliation from Diluted Shares:
Weighted average number of diluted shares of common stock outstanding for diluted net loss per share calculation	89,750	89,662	89,627	82,000
Additional common stock equivalents for FFO:
Operating partnership units	—	—	(2,175)	—
Stock options	—	—	—	60

Weighted average number of shares of common stock outstanding for diluted FFO	89,750	89,662	87,452	82,060

Financial Condition, Liquidity, and Capital Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings, funds from the sales of assets and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, debt repurchases, investments in hotels (including capital projects and acquisitions), and escrow requirements. Our strategy includes considering opportunities to repay debt and to reduce our overall cost of borrowing, such as through repaying more expensive debt with the proceeds from low interest rate mortgages and asset sales and the use of interest rate caps. We believe we currently have sufficient cash on hand, and we expect to have adequate cash flow during the next twelve months in order to fund our operations, capital commitments and debt service obligations. We did not pay a dividend on our common stock during 2004, nor do we expect to pay one in 2005. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions. While economic conditions are generally improving, if general economic conditions are significantly worse than we expect for an extended period, this will likely have a negative effect on our projections of available cash flow and liquidity.

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

We generally intend to hold unrestricted cash balances of $30 million to $40 million in our operating accounts as a hedge against economic and geopolitical uncertainties, as well as to provide for our recurring cash requirements. We established a $50 million secured revolving bank line in December 2003, maturing in December 2006. In August 2005, this revolving bank line was expanded by $100 million to a total capacity of $150 million; the additional $100 million will mature in August 2006 and consists of $25 million in additional revolver capacity and $75 million of term loan capacity. The total $150 million facility carries an annual interest rate of the London Interbank Offered Rate, or LIBOR, plus 350 basis points; 100 basis points less than the facility’s original annual interest rate of LIBOR plus 450 basis points. This credit facility increases our flexibility in managing our liquidity, however, asset disposition proceeds in excess of $30 million must be used to pay down any outstanding balance under the facility and permanently reduce the availability if repaying borrowings under the term loan. Additionally, our available balance under this facility may be temporarily reduced from time to time if assets serving as collateral are sold or while certain brand-related issues on our franchise agreements are being resolved on the 13 hotels used as collateral. As of September 30, 2005 and November 1, 2005, $114.2 million of the credit facility was available.

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

As of September 30, 2005, our total MIP carrying value was $23.5 million, consisting of the $15.0 million adjusted investment balance and $8.5 million of accrued preferred returns receivable.

We invested approximately $134 million in capital expenditures during 2004. During the nine months ended September 30, 2005, we invested approximately $86 million in non hurricane-related capital expenditures and expect to invest an additional $41 million (including $12 million of advance payments for 2006 projects) in non hurricane-related capital expenditures during the remainder of 2005. During the nine months ended September 30, 2005, we invested approximately $86 million in hurricane-related capital expenditures. The total amount of hurricane-related capital expenditures has not yet been fully determined, however we anticipate it to be well in excess of $150 million, most of which we expect to be reimbursed by our insurance carriers.

As part of our strategy to manage our leverage, we may repurchase debt with available cash, including proceeds from asset sales, or retire debt with higher interest rates and issue debt with lower interest rates, thereby reducing our overall interest expense, lowering cost of borrowing and improving financial ratios. This strategy provides us with more liquidity and flexibility in managing our business.

We repurchased all $34.2 million of our 8.75% senior subordinated notes due 2007 during the nine months ended September 30, 2005. In addition, we repurchased $50.2 million of our senior unsecured notes, consisting of $18.9 million of the 9.0% notes due 2008, $13.0 million of the 9.125% notes due 2011, and $18.3 million of the 10.5% notes due 2009 during the nine months ended September 30, 2005. Following these repurchases, we had no outstanding senior subordinated notes and $800.1 million of outstanding senior unsecured notes. In 2004, we retired $49.2 million of our senior subordinated notes and purchased $99.6 million of our senior unsecured notes. These transactions have allowed us to reduce our cost of borrowing and improve our credit statistics.

With our expanded asset disposition program (see discussion below) and the additional capacity of our senior credit facility, we will continue to monitor the market for debt repurchase opportunities and repurchase debt when economically and financially advantageous. Toward that end, the remaining $205.9 million of our 10.5% senior unsecured debt becomes callable on December 15, 2005 at a price of 105.25% of its outstanding principal amount plus interest. We may strategically repurchase our senior unsecured notes through exercising the call provisions on the 10.5% senior unsecured notes or through open market purchases of any of the tranches depending upon pricing and availability in accordance with our expanded asset disposition program, with a focus on repurchasing the 10.5% senior unsecured notes. The actual amount acquired will be a function of pricing and availability as well as the results of our asset disposition program, however we expect to repurchase, through a call offer, a portion of the 10.5% senior unsecured notes in December 2005, and the remainder in the first half of 2006.

In September 2005, we refinanced our secured facility loan that carried an existing balance of $298.1 million due 2009 (“Previous Loan”). We paid $343.6 million in connection with the legal defeasance of the Previous Loan, which had a carrying value of $289.4 million (consisting of $298.1 million in principal balance less $8.7 million fair value adjustment related to the interest rate swap), resulting in a loss on early extinguishment of debt of $54.2 million. Our loss on early extinguishment of debt was reduced to $52.2 million by the $2.0 million write-off of two treasury locks, which had been deferred and were being recognized as reductions to interest expense over the life of the Previous Loan. The new loan consists of a $312.0 million secured facility loan due in October 2007, with three one-year extensions at our option, and a $15.0 million bridge loan due in April 2006, with one six-month extension at our option. We expect to repay the $15.0 million bridge loan with proceeds from the disposition of the assets securing it. The new secured facility loan allows for significant interest savings and increased flexibility compared to the previous secured facility loan. The interest rate on the new secured facility loan is 309 basis points lower than the previous secured facility loan interest rate. The new secured facility loan also provides greater flexibility for property disposition and substitution, and released approximately $45 million of cash that was held in escrow ($39 million under the previous secured facility loan, plus $6 million under the interest rate swap agreement net of the $8.7 million termination payment). In late September 2005, we sold one hotel secured by the facility and used the $7.8 million proceeds to pay down the balance to $304.2 million.

The new secured facility loan also eliminated the need for the interest rate swap agreement and its related cash collateral balance, as discussed above. We paid $8.7 million to terminate the interest rate swap, which represented the fair value of the swap on the date of termination. Because we accounted for the interest rate swap as a fair value hedge of the debt which was extinguished, the $52.2 million loss on early extinguishment of the Previous Loan includes this $8.7 million fair value adjustment.

In October 2005, we paid $0.3 million to enter into an interest rate cap agreement on our new secured facility, effective October 10, 2005, with a term of 2 years. Under the interest rate cap agreement, the annual interest rate on the New Loan secured facility will not exceed 7.10%. The interest rate cap will be recorded at fair value, with changes in fair value recorded to interest expense in our Consolidated Statements of Operations.

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

We recently expanded our asset disposition program to take advantage of the strong market that exists for asset sales, particularly for assets with residential development potential. We have selected assets to market for sale where we believe we can reinvest the proceeds from their sale and obtain a higher return on our investment. We expect to strengthen our balance sheet through the reduction of debt levels, although, if pricing for certain assets does not develop the way we expect or debt is not available to be repurchased at reasonable prices, we may elect not to sell certain assets or reinvest the proceeds into our existing core hotels through renovation and upgrade activities or by investing in new hotels, improving the growth potential of our portfolio and increasing our return on investment. In a limited number of circumstances, we may also substitute certain properties if opportunities arise that meet our price objective on certain hotels not currently identified in the disposition program. We will continually evaluate the probability that certain assets will be disposed and the timing thereof.

We sold three hotels during the third quarter of 2005, generating proceeds of $25.3 million. In addition, four of the assets identified for disposition in our expanded program were secured under our previous secured facility and not available for disposition; this facility was defeased in the third quarter 2005, allowing us flexibility to sell these four assets. We recognized a $44.1 million impairment charge during the third quarter of 2005, of which $37.8 million was related to these four assets. With respect to the nature of dispositions, we may incur impairment charges in the future related to certain assets to be disposed of, if the fair value is less than the carrying value.

In August and September 2004 and August 2005, a number of our hotels located in Florida and two hotels located in New Orleans incurred substantial damage and business interruption. While we have comprehensive insurance coverage for both property damage and business interruption, we are experiencing a decline in revenues at these properties due to the full or partial closure of certain hotels, and accounting rules do not permit us to recognize any income from business interruption insurance or gains on replacement of damaged property until all contingencies associated with the related insurance payments have been resolved. Additionally, we may experience a timing delay between cash outflows and cash inflows, as we may incur costs to rebuild the damaged properties, and temporary negative cash flows associated with affected properties, that may not be reimbursed by the insurance carriers for several periods, or if we are unable to agree on certain coverage issues or the scope of coverage, reimbursements may take several years to recover through litigation. Additionally, we are liable for any policy deductibles. While this timing difference continues to impact our short term liquidity, we believe that we will be able to meet all of our short term cash needs through a variety of means, including the placement of mortgages, borrowings under our credit facility, and reducing capital expenditures, if necessary. The resolution and reimbursement of our insurance claims will be applied to the repayment of our credit facility and mortgages, and other sources from which we have drawn to cover the net cash outflow of hurricane-related expenditures. For more information regarding the impact of these hurricanes, see “—Results Overview.”

As of September 30, 2005, we had $18.8 million of cash held in escrow, which was required by certain debt agreements. Our cash balance held in escrow may increase or decrease based upon the performance of our encumbered hotels and our ability to obtain timely capital reimbursements. Of the $18.8 million, approximately $9.9 million was available to fund capital expenditures as of September 30, 2005. Our required balance of cash held in escrow significantly declined during the third quarter of 2005 due to the release of $45 million of escrow. The $45 million escrow release consists of $39 million under our secured facility refinance, plus $6 million under the interest rate swap agreement ($14 million total released escrow less the $8.7 million termination payment), which was terminated in conjunction with the secured facility refinance, both of which are discussed further above.

Sources and Uses of Cash

The following table shows our consolidated cash flows, generated by (used in) our various activities, for the nine months ended September 30 (in thousands):

	2005	2004	2005 vs 2004
Operating activities	$31,836	$5,843	$25,993
Investing activities	(74,540)	(179,024)	104,484
Financing activities	17,460	60,723	(43,263)
Cash and cash equivalents, end of period – unrestricted	35,296	117,794	(82,498)

Cash flow from operations increased in the first three quarters of 2005 compared to 2004, primarily due to the impact of margin improvements due to the refocusing of our portfolio assets, as well as the generation of new revenues from our hotels acquired in 2004, and as a result of the lodging industry economic recovery. Additionally, we realized net cash inflow of $48.6 million related to our insurance claim receivable. We have allocated $7.7 million of proceeds received to investing activities, which is an estimate of the portion of reimbursements for hurricane-related capital expenditures at our properties damaged by the hurricanes. The remaining $40.9 million change in our insurance claim receivable is related to operating expenditures, and is therefore reflected within operating activities. Our cash flow from operations is reduced by the $52.2 million loss on early extinguishment of debt related to our previous secured facility defeasance.

We used a net $74.5 million of cash for investing activities during the first nine months of 2005, consisting of:

•	$171.8 million in capital expenditures (including $9.1 million of capitalized interest); and

•	$2.2 million in costs primarily associated with the disposition program; partially offset by

•	$45.9 million decrease in restricted cash, mainly related to escrows released under our secured facility refinance and through the termination of our interest rate swap agreement;

•	$45.8 million of proceeds from the sale of hotel assets; and

•	$7.7 million allocation of insurance proceeds related to capital expenditures.

We used a net $179.0 million of cash from investing activities during the first nine months of 2004, primarily due to:

•	$182.4 million for acquisition of hotels, net of cash acquired;

•	$85.6 million in capital expenditures (including $3.6 million of capitalized interest);

•	$7.5 million for a deposit on an investment in a hotel; and

•	$17.2 million increase in cash restricted for mortgage escrows; partially offset by

•	$119.3 million of proceeds from the sale of hotel assets.

We generated a net $17.5 million of cash from financing activities during the first nine months of 2005 due mainly to:

•	the incurrence of $320.7 million in debt, net of financing costs;

•	the incurrence of $73.4 million in mortgage loans, net of financing costs; and

•	net borrowings of $22.5 million under our credit facility, net of financing costs; partially offset by

•	prepayments on long-term debt of $382.6 million; and

•	scheduled payments on long-term debt of $16.1 million.

We generated a net $60.7 million of cash from financing activities during the first nine months of 2004 primarily due to:

•	proceeds from mortgage incurrence, net of issuance costs, of $109.7 million; and

•	net proceeds from common stock issuances of $72.3 million; partially offset by

•	prepayments on long-term debt of $105.0 million;

•	scheduled payments on long-term debt of $7.0 million; and

•	the purchase of subsidiary partnership interests for $8.7 million.

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

In the course of document review with respect to the MIP restructuring, we discovered a potential technical REIT qualification issue relating to a wholly-owned subsidiary of MIP, of which we could be deemed to own a de minimis proportionate share. In order to eliminate any uncertainty regarding this issue, we have executed a closing agreement with the Internal Revenue Service that resolves all REIT qualification matters with respect to this potential issue. As a result of our negotiations with the Internal Revenue Service we remain qualified as a REIT for all prior years and continue to operate as a REIT for calendar year 2005.

Debt

Debt consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Credit facility	$25,000	—
Senior unsecured notes due 2011 – 9.125%	342,665	$355,665
Senior unsecured notes due 2008 – 9.0%	251,558	270,500
Senior unsecured notes due 2009 – 10.5%	205,894	224,187
Secured facility, due 2007, with three one-year options to extend	304,210	—
Secured facility, due 2009	—	302,979
Secured facility, due 2013	98,109	99,293
Secured bridge loan, due 2006	15,000	—
Convertible subordinated notes, due 2010	170,000	170,000
Senior subordinated notes, due 2007	—	34,225
Mortgage and other debt, due various	204,482	125,051
Unamortized issue discount	(2,936)	(3,950)

	$1,613,982	$1,577,950
Fair value adjustment for interest rate swap	—	(4,674)

	$1,613,982	$1,573,276

Credit facility. In August 2005, we completed a $100.0 million expansion of our $50.0 million credit facility to a total capacity of $150.0 million. The total $150.0 million facility carries an annual interest rate of the London Interbank Offered Rate, or LIBOR, plus 350 basis points, which is 100 basis points less than the original annual interest rate of LIBOR plus 450 basis points. The additional $100.0 million matures in August 2006 and consists of $25.0 million in additional revolver capacity and $75.0 million of term loan capacity. Asset disposition proceeds in excess of $30 million must be used to pay down any outstanding balance under the facility and permanently reduce the availability if repaying borrowings under the term loan. The original $50.0 million revolving facility matures in December 2006, as originally provided. As of September 30, 2005 and November 1, 2005, we had borrowings of $25.0 million outstanding against the revolver, and no outstanding borrowings under the term loan. Our available balance under the facility may be temporarily reduced from time to time if assets serving as collateral are sold or while certain brand-related issues on our franchise agreements are being resolved on the 13 hotels used as collateral. A total of $114.2 million was available as of September 30, 2005 and November 1, 2005. We incurred financing costs of $2.5 million related to the expansion of our credit facility.

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

Senior unsecured notes. During the nine months ended September 30, 2005, we repurchased $50.2 million of our senior unsecured notes, consisting of $18.9 million of the 9.0% notes due 2008, $13.0 million of the 9.125% notes due 2011, and $18.3 million of the 10.5% notes due 2009. We recorded a loss on early extinguishment of debt of $2.8 million and wrote off deferred financing costs of $0.4 million related to these repurchases which is included in depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

Secured facilities. In September 2005, we extinguished our secured facility loan that carried an existing balance of $298.1 million due 2009 (“Previous Loan”). We paid $343.6 million in connection with the legal defeasance of the Previous Loan, which had a carrying value of $289.4 million (consisting of $298.1 million in principal balance less $8.7 million fair value adjustment related to the interest rate swap), resulting in a loss on early extinguishment of debt of $54.2 million. Our loss on early extinguishment of debt was reduced to $52.2 million by the $2.0 million write-off of two treasury locks, which had been deferred and were being recognized as reductions to interest expense over the life of the Previous Loan. In addition, we wrote off deferred financing costs of $1.9 million related to this extinguishment which is included in depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

The new secured facility loan (“New Loan”) provides for a $312.0 million loan at a rate of LIBOR plus 135 basis points, which has an initial maturity of October 9, 2007, with three one-year extensions at our option. The New Loan is secured by 17 of our properties. Of the 19 properties that were covered under the Previous Loan that was refinanced, two are not included in the collateral pool for the New Loan as our present intention is to sell these properties, one of which was refinanced under the secured bridge loan. The New Loan, which is intended to be securitized, is non-recourse to us, except for certain customary carve-outs, which are guaranteed by MHOP. In September 2005, we sold one of the properties secured by the New Loan, and used the sale proceeds to repay $7.8 million of the outstanding balance. As of September 30, 2005, our New Loan had an outstanding balance of $304.2 million, and was secured by 16 properties. We incurred financing costs of $6.0 million related to obtaining this loan.

The New Loan allows for significant interest savings and increased flexibility compared to the Previous Loan. The interest rate on the New Loan is 309 basis points lower than the Previous Loan interest rate. The New Loan also provides greater flexibility for property disposition and substitution, and released approximately $45 million of cash that was held in escrow ($39 million under the Previous Loan, plus $6 million under the interest rate swap agreement net of the $8.7 million termination payment).

Secured bridge loan. In conjunction with the refinancing of the Previous Loan discussed above, we entered into a bridge loan, that provides for a $15.0 million term loan secured by one property with a borrowing rate of LIBOR plus 350 basis points, and has an initial maturity of April 9, 2006, with one six-month extension at our option. One property included in the Previous Loan is covered under the bridge loan. We expect to repay the $15.0 million bridge loan with proceeds from the disposition of the assets securing it. We incurred financing costs of $0.2 million related to obtaining this bridge loan.

Senior subordinated notes. During the nine months ended September 30, 2005, we repurchased all $34.2 million of our outstanding 8.75% senior subordinated notes due 2007. We recorded a loss on early extinguishment of debt of $0.2 million and wrote off deferred financing costs of $0.2 million related to this activity. The write off of deferred financing costs is included in depreciation and amortization expense on the accompanying Consolidated Statements of Operations.

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

Derivatives. In April 2004, we entered into an interest rate swap on the Previous Loan to convert the interest rate from fixed to variable. The September 2005 defeasance of the Previous Loan eliminated the need for that interest rate swap. We paid $8.7 million to terminate the interest rate swap, which represented the fair value of the swap on the date of termination. Because we accounted for the interest rate swap as a fair value hedge of the debt which was extinguished, the $52.2 million loss on early extinguishment of the Previous Loan includes this $8.7 million fair value adjustment. Prior to the termination of the interest rate swap agreement, during the three and nine months ended September 30, 2005, we earned (paid) net cash payments of $(0.06) million and $1.2 million, respectively, under the swap, which were recorded as an (increase in) reduction of in interest expense. During the three and nine months ended September 30, 2004, we earned net cash payments of $1.5 million and $3.2 million, respectively, under the swap, which also were recorded as a reduction in interest expense. In conjunction with the interest rate swap, we were required to post collateral, which was $12.0 million as of December 31, 2004, and was recorded as restricted cash. Upon the termination of the interest rate swap agreement, our posted collateral balance of $14.4 million was released; we received $5.7 million, which was net of the $8.7 million termination payment.

In October 2005, we paid $0.3 million to enter into an interest rate cap agreement on our New Loan secured facility, effective October 10, 2005, with a term of 2 years. Under the interest rate cap agreement, the annual interest rate on the New Loan secured facility will not exceed 7.10%. The interest rate cap will be recorded at fair value, with changes in fair value recorded to interest expense in our Consolidated Statements of Operations.

Asset Acquisitions

During 2004, we invested in three properties, each of them having exceptional quality and exhibiting superior growth potential, and being located in three of the top performing markets in the country. We believe these factors will enable these investments to produce superior returns for our shareholders. Our two consolidated hotels, and while not consolidated into our results, the hotel for which we record equity in income/loss, realized three and nine months ended September 30, 2005 combined RevPAR of $157.84 and $151.65, respectively. RevPAR for our comparable hotels during the three and nine months ended September 30, 2005 was $76.44 and $76.79, respectively. The higher RevPAR of the acquired hotels is indicative of their quality and overall earnings power.

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

We will continue to be highly selective with potential acquisitions, focusing primarily on larger properties located in major urban markets or high-end resort destinations with high barriers to new competition, premium brand affiliations, significant meeting space and superior growth potential. The terms of our senior note indentures may limit our ability to obtain financing beyond certain limited exceptions (including up to $300 million of mortgage indebtedness, of which $13.4 million was available at September 30, 2005, and $50 million of general indebtedness) to acquire assets as we are below the required fixed charge coverage ratio of 2 to 1, at which level we would be permitted to generally incur debt without restriction.

Asset Dispositions

We have completed our previously announced portfolio repositioning disposition program that repositioned our portfolio into one generally consisting of larger assets with significant meeting space operated under major brands in urban or high-end resort locations. Between January 1, 2003 and September 30, 2005, we disposed of 40 hotels with 9,052 rooms for total gross proceeds of $329.4 million in cash and $11.2 million in reduction of debt. Of these 40 hotels, 15 hotels were disposed of in 2003, 21 hotels were disposed of in 2004 and four hotels were disposed of in 2005. Management believes the reshaping of our portfolio over the past two years contributed to an increase in RevPAR, which, for our entire portfolio of properties (all periods exclude nine properties affected by hurricanes in 2004), increased to $79.45 from $60.59 for the nine months ended September 30, 2005 and 2003, respectively.

We recently expanded our asset disposition program to take advantage of the strong market that exists for asset sales, particularly for assets with residential development potential. We have selected assets to market for sale where we believe we can reinvest the proceeds from their sale and obtain a higher return on our investment. We expect to strengthen our balance sheet through the reduction of debt levels, although, if pricing for certain assets does not develop the way we expect or debt is not available to be repurchased at reasonable prices, we may elect not to sell certain assets or reinvest the proceeds into our existing core hotels through renovation and upgrade activities or by investing in new hotels, improving the growth potential of our portfolio and increasing our return on investment. In a limited number of circumstances, we may also substitute certain properties if opportunities arise that meet our price objective on certain hotels not currently identified in the disposition program. We will continually evaluate the probability that certain assets will be disposed and the timing thereof.

We sold three hotels during the third quarter of 2005, generating proceeds of $25.3 million. In addition, four of the assets identified for disposition in our expanded program were secured under our previous secured facility and not available for disposition; this facility was defeased in the third quarter 2005, allowing us flexibility to sell these four assets. We recognized a $44.1 million impairment charge during the third quarter of 2005, of which $37.8 million was related to these four assets. With respect to the nature of dispositions, we may incur impairment charges in the future related to certain assets to be disposed of, if the fair value is less than the carrying value.

Capital Expenditures

We have developed a targeted renovation program that is designed to reduce the time and cost required to renovate hotels, allowing us to improve the quality of our hotels faster to take advantage of the rebound in the economy and better manage the disruptions associated with renovations. We accelerated our renovation program for certain key assets, which created some short-term disruption but also positioned these properties to participate more quickly in the lodging industry recovery. We make ongoing capital expenditures in order to keep our hotels competitive in their markets and to comply with franchise obligations, as described further in “Operating Risks” (the potential adverse impact of our failure to meet the requirements contained in our franchise and licensing agreements) included in Item 1 – Risk Factors of our Annual Report on Form 10-K as of December 31, 2004. Additionally, certain of our hotels’ management contracts and franchise agreements contain reserve requirements for property improvements. We fund our capital expenditures primarily from cash generated from operations and existing cash on hand and intend to use a portion of the proceeds from the sales of assets to provide capital for renovation work. We invested approximately $134 million in capital expenditures during 2004. During the nine months ended September 30, 2005, we invested approximately $86 million in non hurricane-related capital expenditures and expect to invest an additional $41 million (including $12 million of advance payments for 2006 projects) in non hurricane-related capital expenditures during the remainder of 2005. The emphasis is on completing these projects on budget with minimal disruptions to operations. We focus on complete room and facility renovations, eliminating to the degree possible, piecemeal work where the typical consumer might not ascribe value to the improvements. We believe we are timing this work appropriately to take full advantage of the economic recovery. During the nine months ended September 30, 2005, we invested approximately $86 million in hurricane-related capital expenditures. The total amount of hurricane-related capital expenditures has not yet been fully determined, however we anticipate it to be well in excess of $150 million, most of which we expect to be reimbursed by our insurance carriers.

Other Financial Information

Hurricane Related Insurance Recoveries

We have comprehensive insurance coverage for both property damage and business interruption. Some properties are requiring substantial repair and reconstruction and have remained closed while such repairs are completed. As of September 30, 2005, the net book value of the property damage is estimated to be at least $75.1 million; however, we are still assessing the impact of the hurricanes on our properties, and final net book value write-offs could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. We have recorded a corresponding insurance claim receivable for this $75.1 million net book value amount because we believe that it is probable that the insurance recovery, net of deductibles, will exceed the net book value of the damaged portion of these assets. The recovery is based on replacement cost, and we have submitted claims substantially in excess of $75.1 million.

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

The FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” in December 2004. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We were required to comply with the provisions of this statement for the third quarter of 2005. We have not entered into or modified any transactions within the scope of this standard, nor do we have any existing transactions that fall within the scope of SFAS No. 153, therefore the adoption of this statement did not have a material effect on our results of operations.

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

Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership interests, or there is an increase or decrease in the number of outstanding limited partnership interests. We are required to adopt the provisions of EITF Issue 04-5 for the first quarter of 2006, and for the third quarter of 2005 for new or modified arrangements. We have not entered into or modified any such arrangements, and we do not expect the adoption of this EITF to have a material effect on our financial statements.

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

On August 1, 2005, we amended and expanded our credit facility from $50 million to $150 million. The $150 million credit facility bears an annual interest rate of one month LIBOR plus 350 basis points. As of September 30, 2005, we had total outstanding borrowings of $25 million under the credit facility.

On September 12, 2005, we refinanced our secured facility loan. The previous $298 million (originally $330 million) secured facility loan due 2009 bore a fixed annual interest rate of 8.01%. The new $304 million (originally $312 million) secured facility loan due October 2007, with three one-year extensions, bears a floating annual interest rate of one month LIBOR plus 135 basis points. Also on September 12, 2005, we entered into a $15 million bridge loan due April 2006, with one six-month extension, that bears a floating annual interest rate of one month LIBOR plus 350 basis points.

In October 2005, we paid $0.3 million to enter into an interest rate cap agreement on our New Loan secured facility, effective October 10, 2005, with a term of 2 years. Under the interest rate cap agreement, the annual interest rate on the New Loan secured facility will not exceed 7.10%.

On April 2, 2004, we entered into an interest rate swap on our previous $298 million (originally $330 million) secured facility due 2009, effectively converting the interest the facility bears from a fixed rate to a floating rate. Under the swap, we received fixed-rate payments of 8.01% and paid floating rate payments based on a one month LIBOR plus 444 basis points on an initial $307 million notional amount. On September 12, 2005, we refinanced this debt and terminated the associated interest rate swap.

The table below provides information about our debt obligations that are sensitive to changes in interest rates. The table presents scheduled maturities and related weighted average interest rates by expected maturity dates. Weighted average interest rates are based on implied forward rates in the yield curve as of October 25, 2005.

Expected Maturity Date

($ in millions)

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value as of 9/30/05
Debt:
Fixed rate	$1.2	$4.9	$5.3	$257.9	$212.9	$787.5	$1,269.7	$1,364.6
Average interest rate	6.31%	6.28%	6.28%	8.93%	10.35%	8.20%
Variable rate	$26.0	$21.2	$6.5	$6.8	$7.2	$276.5	$344.2	$344.2
Average interest rate	7.12%	7.44%	6.14%	6.23%	6.30%	6.37%

Total debt							$1,613.9	$1,708.8

As a result of our variable rate debt, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. A change in one month LIBOR of 50 basis points would result in an increase or decrease in current annual interest expense of approximately $1.7 million.

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

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, our chief financial officer, and our chief accounting officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description of Document
3.1	Second Articles of Amendment and Restatement of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-11 (No. 333-4568), and filed with the Commission on July 24, 1996).

3.1.1	Articles of Amendment of Second Articles of Amendment and Restatement of Incorporation dated August 11, 2000 (incorporated by reference to Exhibit 3.1.1 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

3.1.2	Articles of Amendment of Second Articles of Amendment and Restatement of Incorporation dated June 30, 2001 (incorporated by reference to Exhibit 3.1.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to our Registration Statement No. 333-66229, and filed with the Commission on October 28, 1998).

3.2.1	Amended and Restated By-laws of the Registrant dated and effective April 22, 2003 (incorporated by reference to Exhibit 3.2.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2003, and filed with the Commission on May 14, 2003).

3.2.2	Third Amended and Restated By-laws of the Registrant dated and effective December 14, 2004 (incorporated by reference to Exhibit 3.2.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005, and filed with the Commission on August 5, 2005).

10.5.2	Non-Employee Directors’ Incentive Plan, as amended on May 26, 2005 (incorporated by reference to Exhibit 10.5.2 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005, and filed with the Commission on August 5, 2005).

10.21*	Executive Employment Agreement, effective January 1, 2005, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Paul W. Whetsell (incorporated by reference to Exhibit 10.21 to our quarterly report on Form 10-Q for the quarter ended June 30, 2005, and filed with the Commission on August 5, 2005).

10.22	Loan Agreement, dated as of September 12, 2005, between various subsidiaries of MeriStar Hospitality Corporation and Lehman Brothers Bank, FSB and/or various co-lenders. **

10.23	Mezzanine Loan Agreement, dated September 12, 2005, between various subsidiaries of MeriStar Hospitality Corporation and Lehman Brothers Bank, FSB and/or various co-lenders. **

10.24	Loan Agreement, dated as of September 12, 2005, between various subsidiaries of MeriStar Hospitality Corporation and Lehman Brothers Bank, FSB and/or various co-lenders. **

10.25	Amended and Restated Senior Secured Credit Agreement, dated August 1, 2005, between subsidiaries of MeriStar Hospitality Corporation and Lehman Brothers, Inc. and various of its affiliates. **

13	Financial Statements of MeriStar Hospitality Operating Partnership, L.P. as of and for the three and nine months ended September 30, 2005. **

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer. **

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer. **

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer. **

32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer. **

99.1	Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P. **

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-Q.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISTAR HOSPITALITY CORPORATION

By:	/s/ DONALD D. OLINGER
Donald D. Olinger Executive Vice President and Chief Financial Officer MeriStar Hospitality Corporation

Dated: November 9, 2005